Form 10-Q
period 1996-01-03
JORGENSEN EARLE M CO /DE/
filed 1996-02-06
CIK 54003

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-Q


[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the fiscal quarter ended January 3, 1996

                                        OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934

                     Commission file number:      5-10065


                           EARLE M. JORGENSEN COMPANY
             (Exact name of registrant as specified in its charter)


             Delaware                                   95-0886610
    -----------------------------------            --------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

  3050 East Birch Street, Brea, California                  92621
  -----------------------------------------             --------------
(Address of principal executive offices)                  (Zip Code)

              Registrant's telephone number:         (714) 579-8823


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
     -----          -----

State the aggregate market value of the voting stock held by non-affiliates
of the registrant.   None

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of January 31, 1996, 128 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                         Earle M. Jorgensen Company
                             Table of Contents

                                                                   PAGE
                                                                   ----
PART I  -  FINANCIAL INFORMATION

Item 1  Consolidated Financial Statements

  Consolidated Balance Sheets at January 3, 1996
    (unaudited) and March 31, 1995                                  2

  Consolidated Statements of Operations for the Three and
    Nine Months Ended January 3, 1996 and 1995 (unaudited)          3

  Consolidated Statements of Cash Flows for the
    Nine Months Ended January 3, 1996 and 1995 (unaudited)          4

  Notes to Consolidated Financial Statements                        5


Item 2  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                               6


PART II - OTHER INFORMATION                                        11

SIGNATURES                                                         12

                               Earle M. Jorgensen Company
                               Consolidated Balance Sheets
                     (dollars in thousands, except per share data)

                                                         January 3,   March 31,
                                                           1996         1995
                                                        ----------  ----------
                                                        (unaudited)
Assets
Current assets:
 Cash                                                  $   8,152   $  10,615
 Accounts receivable, less allowance for doubtful
  accounts of $1,994 and $1,146 at January 3, 1996
  and March 31, 1995, respectively                       108,570     155,091
 Inventories                                             237,307     210,089
 Other current assets                                      7,166       7,434
                                                       ---------   ---------
Total current assets                                     361,195     383,229

Property, plant and equipment, net of accumulated
 depreciation of $53,039 and $48,191 at January 3,
 1996 and March 31, 1995, respectively                   135,497     139,705
Net cash surrender value of life insurance policies        9,138       9,100
Debt issue costs, net of accumulated amortization          6,524       8,108
Other assets                                               3,235       3,406
                                                       ---------   ---------
Total assets                                           $ 515,589   $ 543,548
                                                        ========    ========

Liabilities and Stockholder's Equity
Current liabilities:
 Accounts payable                                      $  91,249   $  99,176
 Accrued liabilities                                      32,901      25,136
 Deferred income taxes                                    13,283      14,169
 Current portion of long-term debt                           950       1,010
                                                       ---------   ---------
Total current liabilities                                138,383     139,491

Long term debt                                           296,786     295,264
Deferred income taxes                                     26,536      28,291
Other long-term liabilities                                2,983       4,102
                                                       ---------   ---------
                                                         464,688     467,148
                                                       ---------   ---------
Stockholder's equity:
 Preferred stock, $.01 par value; 200 shares
  authorized and unissued                                   --          --
 Common stock, $.01 par value; 2,800 shares
  authorized;128 shares issued and outstanding              --          --
 Additional paid in capital                              176,520     192,411
 Foreign currency translation adjustment                  (3,714)     (2,688)
 Accumulated deficit                                    (121,905)   (113,323)
                                                       ---------   ---------
Total stockholder's equity                                50,901      76,400
                                                       ---------   ---------
Total liabilities and stockholder's equity             $ 515,589   $ 543,548
                                                        ========    ========

See accompanying notes

                          Earle M. Jorgensen Company
                Consolidated Statements of Operations (unaudited)
                            (dollars in thousands)

                                     Three Months Ended    Nine Months Ended
                                        January 3,            January 3,
                                    -------------------   -------------------
                                      1996       1995       1996       1995
                                    --------   --------   --------   --------
Revenues                           $ 254,743  $ 258,792  $ 764,030  $ 744,289

 Cost of sales                       183,012    181,268    545,490    523,017
                                     -------    -------    -------    -------
Gross profit                          71,731     77,524    218,540    221,272
                                     -------    -------    -------    -------
Expenses:
  Warehouse and delivery              31,926     31,471     96,331     90,470
  Selling                             10,108     11,299     32,938     32,845
  General and administrative          16,376     19,060     55,910     58,602
  Charge for workforce reductions
   and asset write-downs                --         --       12,776       --
                                     -------    -------    -------    -------
Total expenses                        58,410     61,830    197,955    181,917
                                     -------    -------    -------    -------
Income from operations                13,321     15,694     20,585     39,355

Interest expense, net                 10,738      9,298     30,736     25,826
                                     -------    -------    -------    -------
Income (loss) before income taxes      2,583      6,396    (10,151)    13,529

Income tax provision (benefit)         3,058         36     (1,569)       183
                                     -------    -------    -------    -------
Net income (loss)                   $   (475)  $  6,360   $ (8,582)  $ 13,346
                                     =======    =======    =======    =======

See accompanying notes.

                          Earle M. Jorgensen Company
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                      Nine Months Ended
                                                         January 3,
                                                      1996         1995
                                                    --------     --------
                                                         (unaudited)
Operating activities
Net income (loss)                                   $ (8,582)    $ 13,346
Adjustments to reconcile net income to net
 cash provided by (used in) operations:
  Depreciation and amortization                        9,410       10,662
  Asset write-downs                                    9,205         --
  Amortization of debt issue costs and discount
   on senior notes                                     1,754        1,688
  Gain on sale of property, plant and equipment         (459)        (490)
  Debt forgiveness charge from prepayment of
   note receivable                                      --             51
  ESOP contribution                                    6,075        5,671
  Provision for bad debts                              1,547        1,533
  Changes in assets and liabilities:
   Accounts receivable                                44,974           25
  Inventories                                        (27,218)     (23,724)
  Increase in cash surrender value of life
   insurance                                          (5,378)      (7,992)
  Accounts payable and accrued liabilities           (10,518)      (1,769)
  Accrued postretirement benefits                       (716)        (270)
  Current and deferred income taxes                   (2,641)        --
  Other                                               (1,235)      (8,141)
                                                    --------     --------
Net cash provided by (used in) operating activities   16,218      (9,410)
                                                    --------     --------
Investing activities
Additions to property, plant and equipment           (14,800)      (7,649)
Proceeds from the sale of property, plant and
 equipment                                               312        1,558
Proceeds from liquidation of life insurance
 policies                                               --          2,940
Collection on note receivable                           --          1,695
                                                    --------     --------
Net cash used in investing activities                (14,488)      (1,456)
                                                    --------     --------
Financing activities
Payments) under revolving loan
 agreements                                           (2,095)     (22,440)
Borrowings on cash surrender value of life
 insurance policies                                   10,337       32,187
Proceeds from other borrowings                         4,719        4,500
Cash dividend to parent                              (15,891)      (3,653)
Payments on other borrowings                          (1,263)      (1,065)
                                                    --------     --------
Net cash provided by (used in) financing
 activities                                           (4,193)       9,529
                                                    --------     --------
Net change in cash                                    (2,463)      (1,337)
Cash at beginning of period                           10,615       12,784
                                                    --------     --------
Cash at end of period                               $  8,152     $ 11,447
                                                     =======      =======

See accompanying notes.

                         Earle M. Jorgensen Company
                 Notes to Consolidated Financial Statements
                              January 3, 1996


1. Basis of Presentation

   The Earle M. Jorgensen Company (the "Company") is a wholly owned subsidiary of the Earle M. Jorgensen Holding Company, Inc. ("Holding").

   The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including Kilsby Jorgensen Steel and Aluminium Ltd. (Kilsby Jorgensen, Ltd.), Kilsby Jorgensen S.A. de C.V. and Kilsby Jorgensen Steel and Aluminum, Inc. (Kilsby Jorgensen, Inc.), operating in the United Kingdom, Mexico and Canada, respectively. The Company's United States operations are conducted through divisions doing business under the names of Jorgensen Steel and Aluminum and Kilsby-Roberts. All significant intercompany accounts and transactions have been eliminated.

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normally recurring accruals necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at January 3, 1996, consolidated results of operations for the three and nine months ended January 3, 1996 and 1995 and consolidated cash flows for the nine months ended January 3, 1996 and 1995. The consolidated results of operations for the three and nine months ended January 3, 1996 are not necessarily indicative of the results to be expected for the full year.

   Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Workforce Reductions and Asset Write-downs

   During the second fiscal quarter, the Company implemented a plan designed to enhance operating productivity and efficiencies. As a result, the Company recognized a charge against earnings consisting primarily of costs associated with a 7% reduction in the Company's workforce ($3,571,000).
   In addition, the Company took write-downs or write-offs of certain property, plant and equipment ($9,205,000), a portion of which ($3,330,000) was the excess purchase price or "step-up" allocated to the net book values of such assets at the time of the Company's merger in 1990.

3. Change in Accounting Estimate

   The Company determined that the useful lives for the step-up of property, plant and equipment resulting from the 1990 merger was longer than originally estimated and, accordingly, extended the remaining amortization period through fiscal 2006, effective July 1, 1995. As a result, amortization expense has been reduced by approximately $2.5 million through January 3, 1996 on a comparative basis, and such reduced amortization will continue through the end of the year and each of the fiscal years ending 1997 through 2000.

4. Cash Dividend to Parent

   During the third quarter of fiscal 1996, the Company paid a dividend to Holding in the amount of $15.9 million to provide for the redemption of Holding's capital stock pursuant to the Company's Employee Stock Ownership Plan ("ESOP") and Holding's stockholders' agreement.

                          Earle M. Jorgensen Company
               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                               January 3, 1996


Management's Discussion and Analysis of Financial Condition and Results of
  Operations

Results of Operations:  Nine months ended January 3, 1996 compared to nine months ended January 3, 1995.

    Revenues. Revenues for the nine months ended January 3, 1996 increased $19.7 million, or 2.6%, to $764.0 million as compared to $744.3 million in the corresponding period of the prior year. Revenues from U.S. operations increased $10.7 million, or 1.5%, to $714.5 million from $703.3 million last year. Foreign revenues increased $9.1 million, or 22.5%, to $49.5 million compared to $40.4 million in the same period of last year. After a strong first fiscal quarter, demand flattened out during the second quarter and declined during the third quarter as the U.S. economy weakened.

    Gross Profit.   Gross profit was $218.5 million, a decrease of $2.7
million, or 1.2%, from $221.3 in the same period of the prior year. Gross margin for the nine month period was 28.6% compared to 29.7% during the same period of the prior year. The reduction in gross profit and gross margin was partially due to a $4.6 million increase in inventory reserve and changes in product mix impacted by lower sales of higher margin products. In addition, LIFO charges were $5.2 million during the fiscal 1996 period versus $4.4 million in the same period of fiscal 1995. For the nine months ended January 3, 1996, foreign gross profit rose $2.3 million to $11.4 million and gross margin was 23.0%, compared to $9.1 million and 22.4%, respectively, in the corresponding period of the prior year. Exclusive of foreign operations and LIFO charges, the U.S. gross margin percentage was 29.7% in the first nine months of fiscal 1996 compared to 30.8% in the same period of fiscal 1995.


    Expenses. Total operating expenses in the first nine months of fiscal 1996 included a charge for workforce realignment and asset write-downs or write-offs of $12.8 million (see Note 2 to Consolidated Financial Statements). Excluding such charge, total operating expenses increased $3.3 million to $185.2 million, or 1.8%, over the same period of the prior year, and, as a percentage of revenues, were 24.2% in the first nine months of fiscal 1996 versus 24.4% in the same period of fiscal 1995.


    Warehouse and delivery expenses increased $5.9 million to $96.3 million during the first nine months of fiscal 1996 as compared to the same period in the prior year, and, as a percentage of revenues, increased to 12.6% from 12.2%. The increase was primarily due to higher revenues, additional costs incurred in connection with physical inventory counts, and higher freight costs resulting from an inventory balancing program implemented during the third quarter which is designed to reduce inventories and improve returns.

    Selling expenses of $32.9 million in the first nine months of fiscal 1996 were relatively flat as compared to the same period in fiscal 1995, and, as a percentage of revenues, decreased to 4.3% compared to 4.4% in the prior year. General and administrative expenses decreased $2.7 million, or 4.6%, to $55.9 million during the period, and, as a percentage of revenues, declined to 7.3% from 7.9% in the prior year. The decrease was primarily due to lower amortization charges resulting from a change in accounting estimate (see Note 3 to Consolidated Financial Statements) and lower workers compensation insurance costs.

    Interest Expense, net. Net interest expense increased $4.9 million to $30.7 million in the first nine months of fiscal 1996, or 19.0%, over the same period in fiscal 1995, primarily as a result of a higher weighted average interest rate (9.90% versus 9.24% in fiscal 1995), and higher interest costs associated with increased borrowings against the cash surrender value of life insurance policies. For the first nine months of fiscal 1996, the average outstanding indebtedness was $306.0 million compared to $294.6 million in fiscal 1995.

                          Earle M. Jorgensen Company
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                               January 3, 1996



Results of Operations:  Nine months ended January 3, 1996 compared to nine months ended January 3, 1995 (continued).

    Interest Expense, net (continued). Most of the interest expense of the Company is payable in respect of three types of indebtedness: (i) 10.75% Senior Notes; (ii) the revolving credit facility; and (iii) life insurance policy borrowings. The interest rates on the 10.75% Senior Notes and the life insurance policy borrowings (11.8%) are fixed. The interest rate on the revolving credit facility, representing approximately $123.5 million in principal amount of the indebtedness of the Company at January 3, 1996, is at a floating rate (9.26% average versus 7.68% average during the same period of fiscal 1995).

    Income Taxes. The income tax benefit for the nine months ended January 3, 1996 was $1.6 million (effective tax rate of 15.5%) compared to an income tax provision of $0.2 million (effective tax rate of 1.4%) in the corresponding period of the prior year. The income tax provision for the same period of fiscal 1995 was significantly reduced by the recognition of tax benefits associated with the Company's net operating loss carryforwards and a reduction in the reserve for deferred tax assets.

    The Company is currently undergoing an Internal Revenue Service examination for the fiscal years ended March 31, 1991 through 1994.

Results of Operations:  Three months ended January 3, 1996 compared to three months ended January 3, 1995.

    Revenues. Revenues for the three months ended January 3, 1996 were $254.7 million, a decrease of $4.1 million, or 1.6%, as compared to revenues of $258.8 million in the prior year period. Revenues of $237.8 million from U.S. operations decreased $4.7 million, or 2.0%, from $242.5 million during last year which was primarily due to weaknesses in the U.S. economy. Foreign revenues increased $0.7 million, or 4.2%, to $16.9 million from $16.2 million in the same period last year.

    Gross Profit. Gross profit was $71.7 million, a decrease of $5.8 million, or 7.5% compared to $77.5 million in the same period of fiscal 1995. Gross margin for the third quarter of fiscal 1996 was 28.2% compared to 30.0% during the same period of the prior year. The reduction in gross profit and gross margin in the current period was primarily due to product mix changes impacted by lower sales of higher margin products, and a $0.7 million increase in inventory reserves. Foreign gross profit was $4.3 million and gross margin was 25.2%, up $0.8 million, compared to $3.5 million and 21.8%, respectively, in the corresponding period of the prior year. Gross profit and gross margin increased in all foreign locations. Exclusive of foreign operations and LIFO charges, the U.S. gross margin was 29.2% and 31.3% for the three months ended January 3, 1996 and 1995, respectively.

    Expenses. Total operating expenses decreased $3.4 million in the third quarter of fiscal 1996, or 5.5%, to $58.4 million compared to $61.8 million in the same period of the prior year, and, as a percentage of revenues, were 22.9% in the third quarter of fiscal 1996 versus 23.9% in the same period of fiscal 1995.

    Warehouse and delivery expenses increased $0.5 million to $31.9 million in the third quarter of fiscal 1996, or 1.4%, compared to $31.5 million in the same period of the prior year, and, as a percentage of revenues, increased to 12.5% from 12.2% in the prior year. Compensation expenses were $0.8 million lower than the prior year, but were offset by higher freight costs incurred as a result of balancing inventory quantities by location.

                           Earle M. Jorgensen Company
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                January 3, 1996



Results of Operations:  Three months ended January 3, 1996 compared to three months ended January 3, 1995 (continued).

    Selling expenses decreased $1.2 million to $10.1 million compared to $11.3 million in the third quarter of fiscal 1996, and, as a percentage of revenues, decreased to 4.0% from 4.4% in the prior year. The decrease primarily resulted from lower compensation related expenses during the current fiscal quarter. General and administrative expenses decreased $2.7 million, or 14.1%, to $16.4 million in the third quarter of fiscal 1996 compared to $19.1 million in the corresponding period of the prior year, and, as a percentage of revenues, decreased to 6.4% from 7.4%. The decrease primarily resulted from reduced amortization charges of $1.3 million due to a change in accounting estimate and lower compensation expenses resulting from the workforce realignment implemented during the second quarter (see Notes 2 and 3 to the Consolidated Financial Statements).

    Interest Expense, net. Net interest expense increased $1.4 million to $10.7 million for the three months ended January 3, 1996, or 15.5% over the corresponding period in fiscal 1995. The increased interest primarily resulted from higher average outstanding indebtedness ($315.7 million versus $276.4 million in 1995) and higher interest costs associated with borrowings against the cash surrender value of life insurance policies. The weighted average interest rate for the period of 9.68% was lower than the prior year of 9.74%.

    Income Taxes. Income tax expense for the three months ended January 3, 1996 was $3.1 million compared to income tax expense of $36,000 in the corresponding period of the prior year.


    At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. This rate is used to record income tax expense or benefit on a year to date basis. As a result, the Company is required to make adjustments when there is a change in the estimated effective tax rate. The fiscal 1996 estimated effective tax rate has been revised from 36.0% to 15.5%, and the benefit previously recognized has been adjusted in the three months ended January 3, 1996 to an estimated annual effective rate of 15.5%.

    The income tax provision for the same period of fiscal 1995 was significantly reduced by the recognition of tax benefits associated with the Company's net operating loss carryforwards and a reduction in the reserve for deferred tax assets.


Liquidity and Capital Resources

    The Company's ongoing cash requirements through the end of fiscal 1996 will consist primarily of interest payments under its revolving credit facility, interest payments on its 10.75% Senior Notes, dividends to Holding to redeem capital stock pursuant to the Company's employee stock ownership plan ("ESOP"), capital expenditures and principal and interest payments on its purchase money indebtedness. Principal payments required by the Company's currently outstanding industrial revenue bond and purchase money indebtedness together amount to $0.2 million in the remainder of fiscal 1996, $0.9 million in fiscal years 1997 and 1998, and $17.8 million in the aggregate thereafter. The Company will not be required to make any principal payments against the 10.75% Senior Notes or the revolving credit facility until 2000 and 1998, respectively. The Company is in compliance with the covenants contained in the Company's revolving credit facility, and the Company is not in default under the indenture governing the 10.75% Senior Notes and the Company does not anticipate any default thereunder for the foreseeable future.

                         Earle M. Jorgensen Company
               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                              January 3, 1996


Liquidity and Capital Resources (continued)

    The Company's primary sources of liquidity are internally generated funds, funds available to it under its revolving credit facility, and cash is also available from growth in cash surrender value of life insurance policies.

    The indebtedness under the Company's revolving credit facility is secured by the Company's inventory and accounts receivable, and future availability under the revolving credit facility is determined by prevailing levels of the Company's eligible accounts receivable and inventory reduced by outstanding letters of credit, certain guarantees and other obligations. As of January 3, 1996, the Company's borrowing capacity under the revolving credit facility was $43.2 million and its total debt was $297.7 million.

    During the first nine months of fiscal 1996, the Company redeemed $13.1 million of Holding's capital stock pursuant to the ESOP and $2.8 million from retiring employees under Holding's stockholders' agreement. The amount of capital stock redeemed reflects redemptions from several senior employees who retired with relatively large stock holdings. During the fourth quarter of fiscal 1996, the Company expects to redeem an additional $7.0 million of capital stock for ESOP payouts (see Note 2 to Consolidated Financial Statements).

    On March 27, 1995, the Company entered into a purchase money indebtedness loan agreement providing up to $7.5 million to finance certain capital expenditures. At the beginning of fiscal 1996, the Company had remaining availability of $4.7 million under this loan agreement of which the company used $2.1 million to acquire the Company's Tulsa, Oklahoma facility and the balance of approximately $2.6 million for purchases of capital equipment in facilities undergoing physical expansion.

    It is expected that in addition to the $4.7 million, other capital expenditures will be approximately $10.1 million totaling $14.8 million in fiscal 1996. Approximately $6.1 million will be for routine replacement of machinery and equipment and $4.0 million for computer systems and other information technology resources. In addition, the Company expects to enter into operating leases for machinery and equipment with an aggregate value of approximately $6.1 million for the fiscal year.

    Since March 31, 1995 (the Company's prior fiscal year end), working capital decreased $20.9 million and total assets decreased by $28.0 million. Current assets decreased $22.0 million as a result of decreases in accounts receivable of $46.5 million which was partially offset by an increase in inventory of $27.2 million. Total liabilities decreased $2.5 million during the period. Inventory levels rose to a high of $266.6 million during July due to price increases from mill suppliers, long lead times, and lower than expected demand, but have been systematically reduced to $237.3 million as of January 3, 1996. Receivables declined as the result of continued customer oriented programs implemented during the first fiscal quarter.

    Net cash outflows from financing activities were $4.2 million compared to net inflows of $9.5 million in the prior year. Cash outflows in fiscal 1996 resulted from a cash dividend to Holding in connection with the redemption of Holding's capital stock totaling $15.9 million, as discussed above, payments against the revolving credit facility of $2.1 million, and payments of $1.3 million on IRB and purchase money indebtedness. This was offset by proceeds from a purchase money indebtedness loan of $4.7 million and borrowings of $10.3 million from the cash surrender value of life insurance policies.

    As of January 3, 1996, the Company's sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including capital expenditures and debt service payments on the revolving credit facility and the 10.75% Senior Notes.

                         Earle M. Jorgensen Company
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                              January 3, 1996


Environmental Matters

    The Company is currently involved with remediation efforts at several current and formerly-owned facilities. As of January 3, 1996, reserves of $1.7 million exist to cover future environmental costs which are either known or can be reasonably estimated based on findings and recommendations of independent environmental consultants. No significant changes in environmental matters have occurred since the Company filed its Annual Report on Form 10-K for the year ended March 31, 1995.

    Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

Foreign Exchange Exposure

    The functional currency for the Company's foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholder's equity. The Company does not hedge its exposure to foreign currency fluctuations. Net foreign currency transaction gains or losses have not been material in any of the periods presented.

Inflation

    The Company's operations have not been, nor are they expected to be, materially affected by inflation.

                          Earle M. Jorgensen Company
                         PART II  -  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

	(a)     Exhibits

		10.57 Form of Sixth Amendment dated as of January 30, 1996 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents.

  27     Financial Data Schedule


	(b)     Reports

		The Registrant was not required to file a Form 8-K during the quarter ended January 3, 1996.

                          Earle M. Jorgensen Company

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               Earle M. Jorgensen Company



                                   /s/Charles P. Gallopo
                                   ----------------------
Date: February 5, 1996             Charles P. Gallopo
                                   Vice President and Chief Financial Officer
                                  (Duly Authorized Officer and Principal
                                   Financial and Accounting Officer)