Form 10-K
period 1996-03-31
JORGENSEN EARLE M CO /DE/
filed 1996-07-01
CIK 54003

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K



[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1996

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 5-10065

                          EARLE M. JORGENSEN COMPANY
           (Exact name of registrant as specified in its charter)

             Delaware                                          95-0886610
     -------------------------------                           ----------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     3050 East Birch Street, Brea, California                      92621
     ----------------------------------------                      -----
     (Address of principal executive offices)                    (Zip Code)

                    Registrant's telephone number:    (714) 579-8823

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. NONE

Number of shares outstanding of the registrant's common stock, par value $.01 per share at May 31, 1996 - 128 shares

                                    PART I

SAFE HARBOR ACT STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: SOME OF THE INFORMATION CONTAINED IN THIS REPORT IS FORWARD LOOKING AND INVOLVES RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY IMPACT EXPECTED RESULTS. WHILE IT IS IMPOSSIBLE TO ITEMIZE THE MANY FACTORS AND SPECIFIC EVENTS THAT COULD AFFECT THE COMPANY'S OUTLOOK, THE STATEMENTS CONTAINED HEREIN ARE BASED ON EXPECTATIONS REGARDING FUTURE SALES, COMMITMENTS, EXPENSES AND THE COSTS OF GOODS SOLD. EACH OF SUCH ITEMS COULD BE FURTHER AFFECTED BY THE IMPACT OF GENERAL ECONOMIC FACTORS AND CONDITIONS IN THE METALS DISTRIBUTION INDUSTRY AND IN THE INDUSTRIES IN WHICH THE COMPANY'S CUSTOMERS OPERATE.

ITEM 1.   BUSINESS

     Earle M. Jorgensen Company (the "Company") is the largest independent distributor (and second largest distributor overall) of metal products in the United States. The Company was formed on May 3, 1990, in a transaction structured by Kelso & Companies Inc. ("Kelso"), through the combination of two leading metals distributors, Earle M. Jorgensen Company ("EMJ") (founded in 1921) and Kilsby-Roberts Holding Co. ("Kilsby") (successor to C.A. Roberts Company, founded in 1915). In connection with the combination of EMJ and Kilsby, the Company became a wholly owned subsidiary of Earle M. Jorgensen Holding Company, Inc. ("Holding"). The events, activities and transactions associated with the Company becoming a wholly owned subsidiary of Holding are together sometimes hereinafter referred to as the "Acquisition."

THE COMPANY

     The Company is the largest independent distributor (and second largest distributor overall) of metals products in the United States, with approximately 2,600 employees. The Company operates a domestic network of 32 domestic service centers, one sales office, one merchandising office, one cutting center, one flat-rolled processing center, two tube honing facilities, four plate processing centers and five foreign service centers. The Company sells metal in a wide variety of capital goods related industries. Sales are made both from inventory maintained at company facilities (stock sales) and by arranging direct shipments from mills to the Company's customers (mill-direct sales). The Company operates foreign service centers in the United Kingdom, Canada and Mexico through subsidiaries that together accounted for approximately 6.5% of revenues in fiscal 1996. See "Business--Foreign Operations."

     The Company's primary business goal is to increase market share while maintaining its gross margins. The Company believes its market penetration, reputation for quality and customer service, economies of scale and broad product lines make it a strong competitor in the metals distribution industry. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General." The Company has invested significant resources to upgrade its management information and financial reporting system. The Company experienced start-up operational difficulties in the implementation due primarily to data conversion errors, hardware failures and isolated software application errors. All substantial difficulties encountered have been resolved. The new system, named "WIN", for "worldwide information network", was brought on line in February 1995. Management believes the WIN system provides the Company with improved information processing capabilities over its former systems. The Company is using WIN to support electronic commerce, including electronic data interchange ("EDI"), remote inquiry and order ("RIO") and other productivity enhancing functions, to better serve its customers and suppliers..

CUSTOMERS AND MARKETS

     The Company services the steel or aluminum requirements of over 40,000 active customers throughout the United States in a wide variety of industries, including machinery manufacturing, transportation, fabricated metal products, aerospace, oil tools, construction, shipbuilding, plastics, chemicals, petrochemicals, farm equipment, food processing, energy and environmental control. The Company is not dependent on any single customer, and during fiscal 1996 no single customer accounted for more than 3% of its revenues.

     The Company handles approximately 6,900 transactions per business day, and has an average revenue of $595 per transaction. Sales out of stock represent approximately 83% of Company revenues. In addition to stock sales, the customers' special requirements are met by arranging for direct shipments from mills and by making buy-outs from other distributors of items the Company does not stock. Such sales generally have lower margins than stock sales, but provide a valuable customer service.

     The vast majority of sales are from individual orders and are not subject to ongoing contracts; however, the Company enters into contracts with some customers to purchase and supply specific products over a period of a year or longer. Such contracts provide the customer with greater certainty as to timely delivery, price stability and continuity of supply, and sometimes satisfy particular processing or inventory management requirements. Such contracts have resulted in new customer relationships and increased sales volumes for the Company, but generally have a slightly lower gross margin than ordinary sales. Such contracts, in the aggregate, represented less than 10% of Company revenues in fiscal 1996. In addition, the Company is aggressively seeking strategic alliances with customers which will provide customers with the benefits discussed above and other solutions to ensure them the highest quality material at the lowest delivered cost.

SEASONAL FLUCTUATIONS AND BACKLOG

     Seasonal fluctuations in the Company's business generally occur in the summer months and in November and December, when many customers' plants are closed for vacations. Order backlog is not a significant factor in the business of the Company, as orders are generally filled within 24 hours.

PRODUCTS

     The Company has designated certain carbon and alloy, aluminum, and stainless commodities as core product offerings under its Bar, Tubing and Pipe, Plate, and Sheet product lines. The Company is committed to stocking a broad range of shapes and sizes of each of these commodities in each service center (unless there is no market for the product line at a particular location), and each service center is expected to be a market leader in the Company's core product lines in its geographic area. In addition to stocking core products, each service center tailors its inventory to the customer and market requirements of its geographic area. During fiscal 1996, the Company broadened its product lines by establishing an aluminum and stainless flat-rolled processing center in Tulsa, Oklahoma.

     Major markets for the Company's products include construction, farm and other special machinery, aircraft and aerospace components, biomedical, defense, automotive and truck manufacturing, shipbuilding and repair, oil refining and exploration, chemical and petrochemical and utilities. Carbon steel products (hot-rolled and cold-finished) are used in construction equipment, farm equipment, automotive and truck manufacturing, shipbuilding and oil exploration as well as a wide range of other products. Stainless steel is used widely in the chemical, petrochemical, oil refining and biomedical industries where resistance to corrosion is important. Aluminum is frequently used in aircraft and aerospace applications where weight is a factor. Different tubing products are appropriate for particular uses based on different characteristics of the tubing materials, including strength, weight, resistance to corrosion and cost. Carbon pipe and tubing are used in general manufacturing. Alloy tubing is used primarily in the manufacturing of oil field equipment and farm equipment. Stainless steel pipe and tubing are used in applications requiring a high resistance to corrosion, such as food processing. Aluminum pipe and tubing are used in applications that put a premium on light weight (such as aerospace manufacturing).

     The following table sets forth a percentage breakdown of stock revenues (excluding mill-direct shipments and buy-outs) by product group for U.S. operations for the last three fiscal years ended March 31, 1996.

                           PERCENTAGE BREAKDOWN OF
                  OUT OF STOCK REVENUES BY PRODUCT GROUP


                                                       (PERCENTAGES)
                                                     FISCAL YEAR ENDED
                                                          MARCH 31,
                                                 --------------------------
                                                 1996       1995       1994
                                                 --------------------------
BARS:
    Carbon and Alloy.......................      32.6       37.1       36.3
    Stainless..............................      14.2       12.0       12.2
    Aluminum...............................       5.7        6.6        5.8
                                                -----      -----      -----
       Total...............................      52.5       55.7       54.3
                                                -----      -----      -----
TUBING AND PIPE:

    Carbon and Alloy.......................      26.4       26.0       26.1
    Stainless..............................       3.8        3.5        4.1
    Aluminum...............................       3.7        3.3        3.9
                                                -----      -----      -----
       Total...............................      33.9       32.8       34.1
                                                -----      -----      -----
PLATE:

    Carbon.................................       5.4        4.8        5.1
    Stainless..............................       2.2        1.1        1.1
    Aluminum...............................       2.8        2.2        2.3
                                                -----      -----      -----
       Total...............................      10.4        8.1        8.5
                                                -----      -----      -----
SHEET:
    Carbon.................................       0.6        1.0        0.9
    Stainless..............................       0.9        0.7        0.7
    Aluminum...............................       1.5        1.3        1.2
                                                -----      -----      -----
       Total...............................       3.0        3.0        2.8
                                                -----      -----      -----

       Other...............................       0.2        0.4        0.3
                                                -----      -----      -----
                                                100.0      100.0      100.0
                                                -----      -----      -----
                                                -----      -----      -----
Out of stock revenues as a percentage
  of total revenues . . . . ...............      83.4       79.5       79.6
                                                -----      -----      -----
                                                -----      -----      -----

INTELLECTUAL PROPERTY AND LICENSES

     During fiscal 1996 the Company registered "EMJ" as a trademark and service mark in the United States and in other countries where it does or expects to do business.

     The Company considers certain other information owned by it to be trade secrets and the Company takes measures to protect the confidentiality and control the disclosure of such information. The Company believes that these safeguards adequately protect its proprietary rights and the Company vigorously defends these rights. While the Company considers all of its intellectual property rights as a whole to be important, the Company does not consider any single right to be essential to its operations.

MANAGEMENT INFORMATION SYSTEMS

     In February 1995, the Company implemented a new management information system that integrated three different systems the Company had operated in prior years into one system for most Company operations. While the transition to the new system was disruptive and required a Company-wide training effort and changes in operational processes, the new system is designed to increase the Company's ability to analyze and manage the operations and improve the productivity of the Company and its customers and suppliers. The new system enhances the Company's ability to utilize electronic commerce in dealing with its customers and suppliers, including EDI, RIO, bar coding and other functions that can result in more efficiency and greater productivity for all users.

SUPPLIERS

     The Company has centralized purchasing facilities in Chicago and Brea. Purchases are made by specialists in each of the major products that the Company markets. The Company concentrates on developing close working relationships with high-quality suppliers to ensure quality and timely delivery to the Company's customers.

     The vast majority of the Company's purchases are made by purchase order and the Company has no significant supply contracts with periods in excess of one year. The Company is not dependent on any single supplier for a material portion of its purchases, and in fiscal year 1996 no single supplier represented more than 5% of its total purchases. The Company purchased approximately 3% of its inventory requirements from foreign suppliers in fiscal 1996.

EMPLOYEES

     As of May 31, 1996, the Company employed approximately 2,600 persons, of whom approximately 1,500 were in production or shipping, 600 served in executive, administrative or office capacities and 500 were sales personnel. Approximately 800 of the Company's employees from nineteen locations are represented by four different unions. The related collective bargaining agreements expire on staggered dates between October 1996 and March 1999.
The Company believes that it has a good overall relationship with its employees.

FOREIGN OPERATIONS

     The Company's five service centers outside the United States operate through three wholly-owned foreign subsidiaries: Kilsby Jorgensen Steel & Aluminium Ltd., a United Kingdom limited liability company; Earle M. Jorgensen (Canada) Inc., a Canadian limited liability company; and Kilsby Jorgensen Steel & Aluminum S.A. de C.V., a Mexican limited liability company. The foreign service centers carry product lines tailored to the customers and the markets they serve. For the fiscal years ended March 31, 1996, 1995 and 1994, revenues from foreign operations totaled $66.7 million, $58.7 million and $35.0 million or 6.5%, 5.7% and 4.1% of the Company's total revenues, respectively. The Company believes the foreign operations are valuable for forging closer relationships with certain multi-national customers and may provide opportunities for future growth.

COMPETITION

     The metals service center industry is highly fragmented and generally competes on price, product availability, timely delivery, reliability, quality and processing capability. Apart from price, these services are all "value-added" services provided by metals service centers to lower customers' overall costs. The industry includes both general-line distributors, which handle a wide range of metal products, and specialty distributors, which specialize in particular categories of metal products. Metals service centers range from nationwide to regional and local in geographic coverage. Although the Company is the second largest distributor of metals in the United States, some of its competitors have greater financial resources than the Company.

ENVIRONMENTAL MATTERS

     The Company is subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment and human health and safety, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination. As a result, the Company is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters.

     During fiscal 1996, expenditures made in connection with environmental matters totaled approximately $0.8 million, principally for remediation and investigation activities at sites where contamination of soil and/or groundwater is present. Of these sites, only those environmental matters related to former facilities of the Company are expected to require significant future expenditures. As of March 31, 1996, the Company had accrued approximately $1.7 million for future investigation and remediation expenditures to the extent such expenditures could be reasonably estimated. Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's financial condition, results of operations and liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material. See
Note 8 to the Company's Consolidated Financial Statements included elsewhere herein for a more detailed discussion of specific environmental contingencies.


ITEM 2.   PROPERTIES

     The Company maintains 32 domestic service centers, one merchandising office, one sales office, one cutting center, one flat-rolled processing center, four plate processing centers and two tube honing facilities at various locations throughout the United States and is headquartered in Brea, California. The Company also maintains five metals service centers through its subsidiaries in Canada, Mexico and the United Kingdom. The Company's facilities are in good condition and are equipped to provide efficient processing of customer orders. The Company's facilities generally are capable of being utilized at higher capacities, if necessary. Most leased facilities have initial terms of more than one year and include renewal options. While some of the leases expire in the near term, the Company does not believe that it will have difficulty renewing such leases or finding alternative sites.

     Set forth below is a table summarizing certain information with respect to the Company's facilities.


                                      OWNED/               FACILITY
COUNTRY/CITY/STATE                    LEASED               (SQ. FT.)
- ------------------                    ------               ---------
United States
 Birmingham, Alabama                  Owned                  69,900
      Atlanta, Georgia                Leased                 27,300
 Phoenix, Arizona                     Owned                  72,200
 Little Rock, Arkansas                Leased                 28,800
 Hayward, California                  Leased                 86,000
 Los Angeles, California              Owned                 632,700
 Los Angeles, California              Leased                 83,600
 Denver, Colorado                     Leased                 78,800
 Hartford, Connecticut                Owned                  48,000
 Honolulu, Hawaii                     Owned                 109,200
 Blue Island, Illinois                Leased                 20,500
 Chicago, Illinois                    Owned                 554,000
 Roselle, Illinois                    Leased                  4,900
 Plainfield, Indiana                  Owned                 142,700
 Davenport, Iowa                      Leased                 59,200
 Boston, Massachusetts                Owned                  64,200
 Detroit, Michigan                    Owned                 116,400
 Minneapolis, Minnesota               Owned                 160,000
 Kansas City, Missouri                Owned                 126,500
 Kansas City, Missouri                Leased                 66,500
 St. Louis, Missouri                  Leased                106,700
 Buffalo, New York                    Owned                  37,000
 Charlotte, North Carolina            Owned                 178,200
 Cincinnati, Ohio                     Leased                137,000
 Cleveland, Ohio                      Owned                 199,600

                                      OWNED/               FACILITY
COUNTRY/CITY/STATE                    LEASED               (SQ. FT.)
- ------------------                    ------               ---------
 Cleveland, Ohio                      Owned                 134,500
 Tulsa, Oklahoma                      Owned                 106,500
 Tulsa, Oklahoma                      Leased                 37,000
 Tulsa, Oklahoma                      Owned                 137,900
 Portland, Oregon                     Leased                 31,300
 Philadelphia, Pennsylvania           Leased                234,800
 Memphis, Tennessee                   Leased                 56,500
 Dallas, Texas                        Owned                 132,200
 Dallas, Texas                        Owned                  72,000
 Houston, Texas                       Owned                 276,000
 Kent, Washington                     Leased                 83,700
Canada
 Toronto, Ontario                     Leased                 38,600
 Montreal, Quebec                     Leased                 57,000
Mexico
 Toluca                               Leased                 27,000
United Kingdom
 Sheffield                            Leased                 78,400
 Arbroath, Scotland                   Leased                 10,000
Other Properties
 Brea, California (headquarters)      Leased                 38,300

ITEM 3.   LEGAL PROCEEDINGS

     The Company and its subsidiaries and branches are occasionally involved in ordinary, routine litigation incidental to their normal course of business, none of which they believe to be material to their financial condition or results of operations. The Company and its subsidiaries and branches maintain various liability insurance coverages to protect their assets from losses arising out of or involving activities associated with ongoing and normal business operations. See also "Item 1. Business -- Environmental Matters."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                        PART II


ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY

     The Company has 128 shares of common stock par value $.01 per share, all of which is owned by Holding. On each of March 31, 1996, 1995 and 1994, the Company paid dividends of $22,289,000, $3,654,000 and $5,898,000, respectively, to Holding in connection with Holding's repurchasing of its capital stock from employees of the Company whose employment had terminated, as required by the terms of Holding's Stockholders Agreement and the ESOP. The Company has not declared or paid any other dividends on its capital stock since the Acquisition.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data are derived from the audited consolidated financial statements of the Company. The consolidated financial statements of the Company have been audited by Ernst & Young LLP, independent auditors. All information contained in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements of the Company and the related notes thereto included elsewhere in this Form 10-K.


                                                                    YEAR ENDED MARCH 31,
                                                 ---------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
                                                    1996          1995          1994         1993       1992 (1)
                                                 -----------  ------------  ------------  ----------  ----------
STATEMENT OF OPERATIONS DATA:
  Revenues                                       $1,025,659   $1,022,884      $843,380     $781,926    $845,556
  Gross profit (2)                                  261,021      305,909       249,758      238,951     248,535
  Operating expenses exclusive of restructuring
   and consolidation expenses and loss on sale of
   Republic Supply                                 245,619       247,184       222,750      214,790     218,994
  Restructuring  and consolidation expenses         12,776           715         1,282        9,063        ----
  Loss on disposal of Republic Supply                 ----          ----          ----         ----       9,788
  Income from operations                             2,626        58,010        25,726       15,098      17,253
  Net interest expense                              40,874        34,604        30,032       42,941      45,953
  Extraordinary item and cumulative effect
   of accounting changes                               ---           ---           ---       68,320         ---
  Net  income (loss)                               (29,311)       19,919        (4,306)     (89,463)    (26,200)

BALANCE SHEET DATA:
  Working capital                                 $166,587      $243,738      $176,280     $146,861    $184,564
  Property, plant & equipment (net)                134,259       139,705       143,099      154,317     159,345
  Total assets                                     484,911       543,548       505,928      479,303     507,377
  Long-term debt (including current portion)       279,952       296,274       294,136      273,128     323,472
  Stockholder's equity                              25,141        76,400        54,708       59,632      89,624

OTHER SUPPLEMENTAL DATA:
  Depreciation and amortization (3)              $  12,022    $   14,135      $ 14,680     $ 17,000    $ 19,679
  Non-cash ESOP expense (4)                          3,401         7,694         6,005        5,919       6,677
  Net cash interest expense (5)                     37,310        31,592        26,457       48,422      44,400
  Capital expenditures                              16,658        16,177        12,371        5,898       6,013
  Ratio of earnings to fixed charges (6)               ---          1.58           ---          ---         ---
  Dividends paid (7)                                22,289         3,654         5,898        2,908         ---

_______________

 (1) The Company sold its Republic Supply division on March 31, 1992, with net assets of $21.5 million, for net cash proceeds of $11.7 million. In an unrelated transaction, the Company sold its Forge division on July 2, 1992, with net assets of $12.3 million, for $5.0 million in net cash proceeds (after a post-closing adjustment of a $1.6 million refund) and an $8.7 million secured, subordinated note issued by the purchaser which has been collected in its entirety as of March 31, 1996. Excluding the results of operations of the Republic Supply division and the Forge division, the Company's revenues, gross profit and income from operations were $740,725, $230,932 and $29,325, respectively, in 1992.

(2) In February 1995, the Company began the implementation of a new enhanced inventory and management information system. To ensure the accuracy of the conversion of the perpetual inventory records, the Company performed physical inventory counts and other procedures at all of its locations during the second, third and fourth quarters of fiscal 1996. The Company identified a difference between the perpetual inventory records and the general ledger amounting to $26.9 million and, accordingly, has recorded a special charge to cost of sales for this difference in the fourth quarter of fiscal 1996.

(3) Depreciation and amortization excludes amortization of debt issue costs aggregating $2,112, $2,117, $2,040, $4,229 and $4,046 for the years ended
     March 31, 1996, 1995, 1994, 1993 and 1992, respectively, and debt issue costs of $550 and $2,500 written off in connection with amendments to the Company's debt agreements in fiscal 1996 and 1992, respectively, reflected in the Company's consolidated statements of operations as interest expense.

(4) Non-cash ESOP expense represents the amount of ESOP expense charged to operations that were or will be paid in the form of Holding's equity securities.

(5) Net cash interest expense represents net interest expense adjusted to exclude (i) non-cash interest expense (consisting of interest paid in kind on the Company's Variable Rate Senior Subordinated Notes (the "Subordinated Notes") of $2,475 in fiscal 1992), (ii) the amortization and write-off of debt issue costs referred to in note (3) above and bond discount, and (iii) accrued interest.

(6) In computing the ratio of earnings to fixed charges, "earnings" represents pre-tax income (loss) plus fixed charges except capitalized interest, if any. "Fixed charges" represents interest whether expended or capitalized, debt cost amortization, and 33% of rent expense, which is representative of the interest factor. Earnings were insufficient to cover fixed charges for the fiscal years ended March 31, 1996, 1994, 1993 and 1992 by $38,248, $4,306, $27,843 and $26,200, respectively. Earnings were sufficient to cover fixed charges for the fiscal year ended March 31, 1995.

(7) Dividends to Holding in connection with Holding's repurchasing of its capital stock from terminated employees. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and the consolidated financial statements of the Company, and the notes related thereto appearing elsewhere in this Form 10-K.

GENERAL

     In May 1990, Kelso and its affiliates acquired control of EMJ and Kilsby in the Acquisition and combined their operations to form the Company. As a result of the Acquisition, the Company incurred substantial indebtedness and remains highly leveraged.

     Fiscal 1996 has been a transitional year for the Company. It began with a change to a new management information system followed by regional and workforce realignments which took place in the second quarter. These events temporarily disrupted the Company's normal business operations, but were implemented to improve productivity and enhance customer and supplier services. The implementation of the new computer system adversely affected the Company's results of operations, including start-up difficulties which impacted sales, purchasing, receivables and inventory management causing the Company to incur additional expense in correcting errors arising in the transition process. The effect of the change to the new computer system is not possible to quantify. However, all substantial difficulties encountered have been resolved, and as a result of the changes, management believes it is now in a stronger competitive position.

     The Company's results of operations have been affected by trends in the metals distribution industry which is generally cyclical. Tonnage shipped by the steel distribution industry declined by 9.2% in calendar 1991, and increased by 3.6%, 10.4% ,10.3% and 2.7% in calendar years 1992, 1993,1994 and 1995, respectively, in each case compared to the prior year. The industry experienced declining prices during calendar 1991 and 1992 as the result of price reductions by steel producers. However, beginning in the second quarter of calendar 1993 and continuing through the first quarter of calendar 1995, steel producers implemented selective price increases on carbon and alloy flat rolled, bar and tubing products. Increases in raw material prices generally result in increased revenues; however, the ability to sustain gross and operating margins also depends on the ability of the Company to pass such price increases on to its customers.

     While economic and industry trends have an important effect on the Company's results of operations, the Company believes its results have been less sensitive to economic trends affecting certain segments of the industry due to its geographically diversified operations, its broad customer base and the variety of industries served. In addition, the Company had concentrated on higher margin specialty products, such as bar and tubing which have historically been less vulnerable to industry cycles. More recently the Company has expanded its plate and sheet product lines to enhance services to its customer base.

STATEMENT OF OPERATIONS INFORMATION

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

         REVENUES. Revenues for fiscal 1996 increased 0.3% to $1,025.7 million, compared to $1,022.9 million in fiscal 1995.

         Revenues from domestic operations for fiscal 1996 decreased $5.2 million (0.5%) to $959.0 million compared to $964.2 million in fiscal 1995. Foreign revenues increased $8.0 million (13.7%) to $66.7 million. The decrease in domestic revenues was related to a weakening of the U.S. economy, primarily in the northeast and midwest regions, softening in prices for certain of the Company's products, and changes in product mix. Demand flattened in the second quarter and declined in the third and fourth quarters of fiscal 1996 when compared to the same periods in the prior year. In addition, the transition to the Company's new management information system in 1996 was disruptive to operations and contributed to the decrease in domestic revenues.

         GROSS PROFIT. Gross profit decreased $44.9 million (14.7%) to $261.0 million compared to $305.9 million fiscal 1995 while gross margin decreased to 25.4% compared to 29.9%. The decrease was primarily attributable to an inventory adjustment of $26.9 million (see Note 2 to Consolidated Financial Statements). Fiscal 1996 included a LIFO charge of $9.7 million reflecting higher material costs and product mix changes compared to a corresponding LIFO charge of $7.6 million in fiscal 1995. Gross profit from foreign operations was $15.6 million and gross margin was 23.4%, compared to $14.0 million and 23.9%, respectively, in fiscal 1995. Exclusive of foreign operations, LIFO charges and the inventory adjustment, the domestic operations gross margin was 29.4% for fiscal 1996 compared to 31.1% in the prior year. The difference is primarily due to changes in product mix resulting from domestic cyclical changes in industrial production, higher scrap charges recognized in fiscal 1996 versus 1995 and competitive pricing pressures.

         EXPENSES. Total operating expenses in fiscal 1996 included a second quarter restructuring charge of $12.8 million for workforce realignment ($3.6 million) and asset write-downs or write-offs ($9.2 million) (see Note 1 to Consolidated Financial Statements). Excluding such charges total operating expenses decreased $1.6 million (0.6%) to $245.6 million compared to $247.2
million in fiscal 1995.   As a percentage of revenues, these expenses
decreased to 23.9% compared to 24.2% in fiscal 1995.

         Warehouse and delivery expenses increased $4.3 million (3.4%) to $130.0 million and to 12.7% as a percentage of revenue in fiscal 1996 compared to $125.7 million or 12.3% in fiscal 1995. The increases are primarily attributable to additional costs incurred in connection with physical inventory counts and higher freight costs resulting from an inventory balancing program implemented during the year to better serve geographic demand and designed to reduce inventories.

         Selling, general and administrative expenses decreased $5.8 million (4.8%) to $115.7 million and to 11.3% as a percentage of revenues in fiscal 1996 compared to $121.5 million or 11.9% in fiscal 1995. In fiscal 1996, selling expenses decreased $2.8 million (6.3%) to $41.8 million and decreased, as a percentage of revenue, to 4.1% from 4.4% in fiscal 1995, primarily due to lower compensation costs. General and administrative expenses decreased by $3.0 million (3.9%) to $73.9 million compared to fiscal 1995, and decreased, as a percentage of revenue, to 7.2% from 7.5% in fiscal 1995. The decrease in general and administrative expenses was primarily due to lower insurance and communication costs, lower amortization of step-up of property, plant and equipment resulting from a change in accounting estimate (see Note 1 to Consolidated Financial Statements), and higher dividend income earned from life insurance policies maintained by the Company, partially offset by higher professional services costs incurred in connection with environmental, information technology, marketing and human resource projects.

         NET INTEREST EXPENSE. Net interest expense during fiscal 1996 increased $6.3 million to $40.9 million compared to $34.6 million in fiscal 1995. Such increase was primarily the result of higher average outstanding indebtedness ($305.4 million versus $290.4 million in fiscal 1995), a higher weighted average interest rate (9.83% versus 9.44% in fiscal 1995), and higher interest costs associated with increased borrowings against the cash surrender value of life insurance policies. The increase in the average outstanding indebtedness and the weighted average interest rate is primarily attributable to the Company's Revolving Credit Facility borrowings. The average borrowings under the Revolver increased to $131.6 million compared to $124.1 million in fiscal 1995 and the average interest rate increased from 8.02% in fiscal 1995 to 9.09% in fiscal 1996. The increased average borrowings under the Revolver are primarily attributable to the higher level of receivables in the first quarter of fiscal 1996 in part arising from the transition to the new computer system. The outstanding principal amount of borrowings against the cash surrender value of life insurance policies was $65.9 million at March 31, 1996 versus $55.6 million at March 31, 1995, and the interest expense on such borrowings increased to $7.2 million in fiscal 1996 compared to $4.7 million in fiscal 1995.

         Almost all of the interest expense of the Company is payable in respect of three items of indebtedness: the Senior Notes, the life insurance policy borrowings, and the Revolving Credit Facility. The interest rate of the Senior Notes, representing approximately $154.5 million (or 55.2%) in the aggregate in principal amount of the indebtedness of the Company, at March 31, 1996, is fixed, as is the interest rate on the life insurance policy borrowings. The interest rate on the Revolving Credit Facility, representing approximately $105.9 million (or 37.8%) in principal amount of the indebtedness of the Company at March 31, 1996, is at a floating rate (8.3% as of March 31, 1996). The interest rate payable by the Company on $20.2 million of such indebtedness was effectively capped at 9-3/4% pursuant to an interest rate protection agreement entered into with Bankers Trust Company on April 14, 1993 and expiring on April 6, 1996. Such interest rate protection agreement required Bankers Trust Company to make payments to the Company each quarter, in an amount equal to the product of the notional amount of $20.2 million and the difference between the three month London interbank offered rate and the cap rate of 7%, if the London interbank offered rate exceeds the cap rate. The three month London interbank offered rate at March 31, 1996 was 5.47% and no payments to the Company were required under the agreement since it was entered into. The Company paid a one time fee of $101,000 when it entered into the agreement, which was included in interest expense in fiscal 1994.

         During fiscal 1996, the Company borrowed $10.3 million against certain life insurance policies to pay annual premiums on such policies and to pay interest on previous borrowings (see Liquidity and Capital Resources). As a result of this borrowing, the Company's interest expense increased in the second half of fiscal 1996 due to the higher incremental borrowings. As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income is reported in general and administrative expenses in the Company's statements of operations and is not offset against the interest expense.

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1995 COMPARED TO YEAR ENDED MARCH 31, 1994

         REVENUES. Revenues for fiscal 1995 increased $179.5 million (21.3%) to $1,022.9 million compared to $843.4 million in fiscal 1994.

         Revenues from domestic operations for fiscal 1995 increased $155.8 million (19.3%) to $964.2 million compared to $808.4 million in fiscal 1994. Foreign revenues increased $23.7 million (67.7%) to $58.7 million compared to $35.0 million in fiscal 1994. The primary reason for the increase in domestic revenues was the general improvement of the U.S. economy and the resulting increase in demand and prices for the Company's products. The increase in foreign revenues was attributable to the general improvement in the economies served by the Company's subsidiaries, the addition of a new facility in the United Kingdom and the growth of the Company's operations in Mexico. Shipments (measured in tons) increased during fiscal 1995 by approximately 18.9%. In addition, average mill prices on purchases by the Company increased by approximately 5% during fiscal 1995 compared to an average increase of 2% during fiscal 1994. Most mill price changes were passed on to customers unless otherwise provided for in contractual arrangements.

         GROSS PROFIT. Gross profit for fiscal 1995 increased $56.1 million (22.5%) to $305.9 million compared to $249.8 million in fiscal 1994 . Gross margin improved slightly to 29.9% compared to 29.6% in the prior year. Fiscal 1995 includes a LIFO charge of $7.6 million reflecting higher material costs compared to a corresponding LIFO charge of $3.6 million in fiscal 1994. Gross profit from foreign operations was $14.0 million and gross margin was 23.9%, compared to $8.2 million and 23.4%, respectively, in fiscal 1994. Exclusive of foreign operations and LIFO charges, gross margin was 31.1% for fiscal 1995 compared to 30.3% in the prior year. The 0.8% difference is primarily due to changes in product and customer mix.

         EXPENSES. During fiscal 1995, total operating expenses (exclusive of consolidation expenses) increased $24.4 million (11.0%) to $247.2 million compared to $222.8 million in fiscal 1994, primarily due to the higher volume of business, as discussed above under revenues. As a percentage of revenues, these expenses decreased to 24.2% compared to 26.4% in fiscal 1994.

         Warehouse and delivery expenses increased by $14.2 million (12.7%) compared to fiscal 1994, but decreased, as a percentage of revenue, to 12.3% compared to 13.2% in fiscal 1994. Selling expenses increased by $6.8 million (18.0%) compared to fiscal 1994, but decreased, as a percentage of revenue, to 4.4% from 4.5% in fiscal 1994. General and administrative expenses increased by $3.4 million (4.7%) compared to fiscal 1994, but decreased, as a percentage of revenue, to 7.5% from 8.7% in fiscal 1994. The increase in general and administrative expenses was primarily due to increases in compensation and professional services of $1.4 million and $1.1 million, respectively.

         NET INTEREST EXPENSE. Net interest expense during fiscal 1995 increased $4.6 million to $34.6 million, compared to $30.0 million in fiscal 1994. Net interest expense also included interest payable on loans against the cash surrender value of life insurance policies. The outstanding principal amount of such borrowings increased to $55.6 million at March 31, 1995 versus $27.3 million at March 31, 1994, and interest expense on such loans increased to $4.7 million in fiscal 1995 compared to $2.3 million in fiscal 1994. Such increases were partially offset by a $3.4 million decrease in the average outstanding indebtedness under the Revolving Credit Facility. The weighted average interest rate increased in fiscal 1995 to 9.44% from 8.74% in fiscal 1994, primarily due to an increase in the average interest rate applicable to the Company's Revolving Credit Facility borrowings from 6.44% in fiscal 1994 to 8.02% in fiscal 1995 and the increase in the outstanding principal amount of the life insurance policy loans that bear interest at 11.76%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ongoing cash requirements for debt service and capital expenditures through fiscal 1997 will consist primarily of interest payments under its Revolving Credit Facility, interest payments on the Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders Agreement and the ESOP, capital expenditures and principal and interest payments on the Company's industrial revenue bond and purchase money indebtedness. Principal payments required by the Company's currently outstanding industrial revenue bonds and purchase money indebtedness amount to $1.0 million in fiscal 1997 and 1998, $1.5 million in fiscal 1999 and $16.1 million in the aggregate thereafter through 2010. The Company will not be required to make any principal payments in respect of the Senior Notes until 2000 or in respect of the Revolving Credit Facility until it matures in 1998. On June 20, 1996, the Company requested and received an amendment to the Revolving Credit Facility with respect to it's financial covenants relating to consolidated net worth and fixed charge coverage ratio. The Company was required to pay a fee of approximately $0.5 million to the bank syndicate in connection with such amendment. Although compliance with such covenants in the future is largely dependent on the future performance of the Company and general economic conditions, for which there can be no assurance, the Company expects that it will continue to be in compliance with such covenants for the foreseeable future. The Company is not in default under the Senior Note Indenture and does not anticipate any default thereunder for the foreseeable future.

         At March 31, 1996, the Company's primary sources of liquidity were available borrowings of $63.9 million under the Revolving Credit Facility, borrowings against life insurance policies and internally generated funds. Borrowings under the Revolving Credit Facility are secured by the Company's domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of the Company's accounts receivable and inventory.

         In November 1995, the Company borrowed $10.3 million against certain life insurance policies maintained by the Company with respect to certain employees and former employees and applied the proceeds of such borrowing to pay annual premiums on such policies and to pay the interest on previous borrowings. The insurance policy loans are secured by the cash surrender value of the policies and are non-recourse to the Company. The interest rate on the loans is 0.5% greater than the dividend income rate on the policies. As of March 31, 1996, there was approximately $11.6 million of cash surrender value in such life insurance policies, net of borrowings.

         The Company's capital expenditures were $16.7 million in fiscal 1996, $16.2 million in fiscal 1995 and $12.4 million in fiscal 1994. Capital expenditures in fiscal 1996 and 1995 included $6.3 million and $5.7 million, respectively, of expenditures financed through purchase money and industrial revenue bond indebtedness. During the year ended March 31, 1996, capital expenditures were primarily for routine replacement of machinery and equipment, the expansion of service centers and the development of system software. For fiscal 1997, the Company has budgeted approximately $10.0 million for similar capital expenditures. Approximately $7.6 million is for the acquisition of equipment and machinery, and $2.4 million of the budget is for further enhancement of the Company's information technology systems. The Company expects to finance such expenditures from internal cash flows.

         During fiscal 1996, as required by the terms of the Company's ESOP and Holding's Stockholders Agreement, the Company redeemed $22.3 million of its capital stock from retiring employees and other employees leaving the Company. The amount of capital stock redeemed was higher than usual due to the retirement of several senior employees with relatively large stock holdings. The Company expects that such redemptions for fiscal 1997 will be comparable to the years prior to fiscal 1996, although the timing of such expenditures is not within the control of the Company and there can be no assurance in this regard.

         Working capital and cashflows of the Company over the past three fiscal years are summarized below:


SELECTED DATA                                                     FISCAL YEAR
                                                          ----------------------------
                                                            1996      1995      1994
                                                          ----------------------------
                                                             (DOLLARS IN THOUSANDS)
Working capital.......................................... $166,587  $243,738  $176,280
Net cash provided by (used in) operating activities......   67,058   (15,201)   (4,240)
Net cash provided by (used in) investing activities......  (16,105)  (10,352)      490
Net cash provided by (used in) financing activities......  (38,745)   23,384    14,701

         The Company's working capital decreased $77.2 million to $166.6 million at March 31, 1996 versus $243.7 million at March 31, 1995, primarily as the result of the inventory adjustment for $26.9 million discussed in Note 2 to the Consolidated Financial Statements, a decrease of $41.4 million in accounts receivable in fiscal 1996, and higher accounts payable and accrued liabilities. Accounts receivable were higher at March 31, 1995, in part, due to the transition to the new computer system.

         Net cash provided by operations increased $82.3 million in fiscal 1996 compared to fiscal 1995 primarily due to changes in accounts receivable in fiscal 1995 and fiscal 1996, and improved management of other working capital items. The Company plans to continue its strategy of aggressively managing working capital.

         Net cash used in investing activities increased $5.8 million in 1996 compared to 1995 primarily resulting from lower proceeds from asset dispositions, notes receivable and redemptions of life insurance policies, partially offset by lower premiums paid on life insurance policies.

         Net cash used in financing activities increased $62.1 million in 1996 compared to 1995 primarily as a result of higher funding requirements for the repurchase of capital stock from retiring and departing employees pursuant to the Company's ESOP and Holding's Stockholders Agreement and higher payments against the Revolving Credit Facility.

         As of March 31, 1996, the Company believes its sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the revolving loans and the Senior Notes prior to their respective maturities. However, the Company anticipates that it will be necessary to replace the Revolving Credit Facility on or prior to its maturity in March 1998 and to refinance all or a portion of the Senior Notes on or prior to their maturity in March 2000. The Company's ability to make interest payments on the revolving loans and the Senior Notes will be dependent on improvements in the Company's future operating performance above historical levels which will be dependent on a number of factors, many of which are beyond its control, and the continued availability of revolving credit borrowings. There can be no assurance that the Company will be able to effect any improvements in its operating results or that any improvements achieved will be realized in time or will be of sufficient magnitude to enable the Company to meet its debt service obligations. If the Company is unable to generate sufficient cash flow from operations or otherwise comply with the terms of the revolving loans, the Senior Notes, and the Company's other obligations to Holding, it will be required to refinance all or a portion of its existing debt or obtain additional financing, although there can be no assurance on what terms, if any, the Company would be able to obtain such refinancing or additional financing. Alternatively, the Company might be required to dispose of material assets or operations to meet its obligations under the terms of the Company's indebtedness; however, there can be no assurance as to the timing of such sales, the proceeds which the Company could realize therefrom or that such proceeds would be adequate to meet the obligations then due.

ENVIRONMENTAL CONTINGENCIES

         The Company is currently involved with remediation and/or investigation activities at several former facilities where soil and/or groundwater contamination is present. As of March 31, 1996, reserves totaling $1.7 million have been established to cover those future environmental costs which are known or can be reasonably estimated. See Note 8 to the Company's Consolidated Financial Statements included elsewhere herein for a more detailed discussion of specific environmental contingencies.

         Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material. See "Item
1. Business--Environmental Matters."

FOREIGN EXCHANGE EXPOSURE

         The functional currency for the Company's foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholder's equity. The Company does not hedge its exposure to foreign currency fluctuations. Net foreign currency transaction gains or losses have not been material in any of the years presented. See "Item 1. Business--Foreign Operations." However, the 1995 devaluation of the Mexican peso and ongoing instability of the peso and the Mexican economy has had a negative impact on the Company's operations. Nevertheless, the Company believes these events have not impaired the long-term value of the Company's investment in its Mexican subsidiary.

INFLATION

         The Company's operations have not been, nor are they expected to be, materially affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data required by this Item 8 are set forth as indicated in Item 14(a)(1) and (2) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age (at March 31, 1996), principal occupation and business experience during the last five years of each of the directors and executive officers of the Company and Holding. The directors and executive officers of the Company and Holding are identical. The executive officers serve at the pleasure of the Board of Directors of the Company and Holding, respectively.

         Each member of the Board of Directors of the Company and of Holding holds office until the next annual meeting of the stockholders thereof or until his successor is elected and qualified. The election of directors of Holding is subject to the provisions of a Stockholders' Agreement described below.

         Non-officer directors of the Company, other than Messrs. Schuchert and Nickell, are paid an annual retainer of $25,000 plus $1,000 for each board meeting attended. In addition, all out-of-pocket expenses of outside directors related to meetings attended are reimbursed by the Company. In consideration of his service as Chairman of the Board, Holding has entered into an incentive compensation agreement with Mr. Roderick pursuant to which he has been granted 50,000 shares of Holding Common Stock, 30,000 of which have vested and the remainder of which may vest through fiscal 1997, upon the Company's achievement of certain financial targets. Pursuant to the agreement, Mr. Roderick was paid a cash payment in fiscal 1996 totaling $145,309 equal to the federal, state and local income tax liability payable by him by reason of the initial payment to him of 20,000 shares of Holding Common Stock and such cash payment. The directors receive no additional compensation for their services as directors of Holding. Officers of the Company and Holding who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of the Company and Holding.

         There are no family relationships among directors and executive officers of the Company and Holding. For information regarding the stock ownership of Holding by the Company's and Holding's directors and executive officers, see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         On December 23, 1992, Kelso and its chief executive officer, Joseph
S. Schuchert, a director of the Company and Holding, without admitting or denying the findings contained therein, consented to the entry of an administrative order in respect of a Securities and Exchange Commission (the "Commission") inquiry relating to the Acquisition. The order found that the tender offer filing of Kelso & Companies, Inc. in connection with the Acquisition did not comply fully with the Commission's tender offer reporting requirements, and required Kelso and Companies, Inc. and Mr. Schuchert to comply with those requirements in the future.

       NAME          AGE                  POSITION
       ----          ---                  --------
Earle M. Jorgensen    97    Chairman Emeritus and Director
David M. Roderick     72    Chairman and Director
Neven C. Hulsey       61    President, Chief Executive Officer and Director
Lonnie R. Terry       55    Executive Vice President, Chief Operating Officer
                             and Director
Charles P. Gallopo    54    Vice President and Chief Financial Officer
Randal J. Haas        47    Vice President Quality and Secretary
John W. Ruck          56    Vice President, Chief Value Officer
Joseph S. Schuchert   67    Director
William A. Marquard   76    Director
Frank Nickell         48    Director
John Rutledge         47    Director


         Mr. Jorgensen founded EMJ and was Chairman of the Board of EMJ and its successor, the Company, from 1924 until April 1994. He was also Chairman of the Board of Holding from May 1990 until April 1994. Mr. Jorgensen was Chief Executive Officer of EMJ from 1924 to June 1986. Until February 1990, Mr. Jorgensen was a director of Northrop Corporation. Mr. Jorgensen has been a director of Holding since May 1990. In April 1994, Mr. Jorgensen became Chairman Emeritus of the Board of the Company and Holding.

         Mr. Roderick has been Chairman of the Board of the Company and Holding since April 1994 and a director since January 1994. Mr. Roderick also serves as director of American Standard Companies Inc., General Medical Corporation and Kelso & Companies Inc. Previously, Mr. Roderick served as Director, Chairman, and CEO of the USX Corporation. Mr. Roderick joined USX in 1959, was Chairman of USX Finance Committee and a Director from 1973 to 1975, was President and Director from 1975 until 1979 and was CEO and Chairman from 1979 to 1989.

         Mr. Hulsey has been President and Chief Executive Officer of the Company since April 1990, and of Holding since May 1990. Mr. Hulsey was Chairman of the Board, Director, President and Chief Executive Officer of Kilsby from 1984 until May 1990. Mr. Hulsey has been a director of the Company since March 1990, and a director of Holding since May 1990. Mr. Hulsey also serves as a director of International House of Pancakes, Inc. and Webco Industries Inc.

         Mr. Terry has been Executive Vice President and Chief Operating Officer of the Company since April 1990, and of Holding since May 1990. Mr. Terry was also President of JSA from May 1990 until November 1991. Prior to his appointment as Executive Vice President and Chief Operating Officer of the Company, Mr. Terry was Senior Vice President, Marketing of EMJ, since January 1987. Prior thereto, Mr. Terry was Secretary of EMJ. Mr. Terry was a director of EMJ and its successor, the Company, since 1987. Mr. Terry has been a director of Holding since May 1990.

         Mr. Gallopo has been Vice President and Chief Financial Officer of the Company and Holding since December, 1993. Prior thereto, Mr. Gallopo was Chief Financial Officer of Severin Montres, Ltd., since July 1989. Severin Montres, Ltd. is a manufacturer and distributor of Gucci watches.

         Mr. Haas has been Vice President, Quality and Secretary of the Company and Holding since 1993 and Vice President Administration and Human Resources and Secretary since May 1990 and Vice President and Secretary of EMJ from July 1987 to May 1990.

         Mr. Ruck has been Vice President, Chief Value Officer since April 1, 1995. Prior to such appointment, he was Vice President, Planning for the Company since April 1990, and of Holding since May 1990. Prior to his appointment as Vice President, Planning, Mr. Ruck was Manager of Planning of Kilsby since May 1983.

         Mr. Schuchert has been Chairman and Chief Executive Officer and a director of Kelso & Companies Inc. since March 1989. Kelso & Companies Inc. is the general partner of Kelso, a Delaware limited partnership. Prior to the formation of Kelso & Companies Inc. in 1989, Mr. Schuchert was Managing General Partner of Kelso. Mr. Schuchert is a director of American Standard Companies Inc. and Kelso Insurance Services, Inc. Mr. Schuchert has been a director of the Company since March 1990, and a director of Holding since May 1990.

         Mr. Marquard has been a director of the Company since March 1990, and a director of Holding since May 1990. Mr. Marquard also serves as a director and Chairman of the Board of Arkansas Best Corporation and Mosler, Inc., and as a director of Americold Corporation, Kelso and Companies Inc., Treadco, Inc. and EarthShell Container Corporation.

         Mr. Nickell has served as director of the Company and Holding since August 1993. He has been President and a director of Kelso & Companies Inc. since March 1989. Kelso & Companies Inc. is the general partner of Kelso, a
Delaware limited partnership.   Prior to the formation of Kelso & Companies
Inc., from 1984 to 1989, Mr. Nickell was a general partner of Kelso. He is also a director of American Standard Companies, Inc., CCA Holdings Corp., CCT Holdings Corporation, Tyler Holdings Corporation, Peebles Inc., Kelso Insurance Services, Inc., and The Bear Stearns Companies.

         Dr. Rutledge has been a director of the Company and Holding since June 1992. Dr. Rutledge has been Chairman of Rutledge & Company, Inc., a merchant banking firm, since January 1991. He is the founder of Claremont Economics Institute, and has been Chairman since January 1979. Dr. Rutledge is also a director of American Standard Companies, Inc., Amerindo Investment Advisers, Inc., Utendahl Capital Partners, Lazard Freres Funds, and Medical Specialties Group, and is a consultant to Kelso.

         In June 1995, Mr. Von Arx, Executive Vice President of Holding and the Company since October 1993, retired.

STOCKHOLDERS' AGREEMENT

         Holding's Bylaws provide for one to nine directors. The Board of Directors of Holding currently consists of eight directors. Certain of Holding's shareholders have agreed, pursuant to the Stockholders' Agreement dated as of September 14, 1990, as amended ( the "Stockholders'
Agreement"), that two directors shall be designated by the Management Stockholders (as defined in the Stockholders' Agreement), so long as they are reasonably acceptable to Kelso, and that five directors shall be designated by Kelso. Messrs. Hulsey and Terry are the directors designated by the Management Stockholders and the remaining directors were designated by Kelso. The current vacancy is for one of the directors to be designated by Kelso. The Stockholders' Agreement also provides that (i) prior to the earlier of May 3, 1995 or the occurrence of an initial public offering of at least 50% of the outstanding shares of Holding Common Stock pursuant to an effective registration statement under the Securities Act, sales of shares of Holding Common Stock by a Management Stockholder are subject to a right of first refusal granted to Holding, Kelso and certain Management Stockholders who are parties to the Stockholders' Agreement and, (ii) in the event of termination of employment, under certain circumstances, the Management Stockholders are entitled to sell their shares of Holding Common Stock to Holding and Holding is required to repurchase such shares at their appraised value.

ITEM 11. EXECUTIVE COMPENSATION

         Set forth below is information concerning the current compensation levels for the current executive officers of Holding and the Company. Officers of the Company receive no additional compensation for their services as officers of Holding.

         CASH COMPENSATION. The following table sets forth compensation for the three fiscal years ended March 31, 1996 for the five most highly compensated executive officers of the Company as of March 31, 1996, including the Chief Executive Officer.

                         SUMMARY OF COMPENSATION TABLE


                                      ANNUAL COMPENSATION    LONG-TERM
    NAME AND                          -------------------   COMPENSATION     ALL OTHER
PRINCIPAL POSITION              YEAR   SALARY   BONUS (1)  AWARDS (#)(2)  COMPENSATION (3)
- ------------------              ----  --------  ---------  -------------  ----------------
Neven C. Hulsey
  President, Chief              1996  $421,997   $ 62,500                     $153,380
  Executive Officer             1995   379,382    607,987                      129,034
  and Director                  1994   363,182    312,500                       70,718

Lonnie R. Terry
  Executive Vice                1996   272,688     68,125                       63,452
  President, Chief              1995   270,706    355,970                      125,773
  Operating Officer             1994   265,996    140,625                       41,493
  and Director

Charles P. Gallopo
  Vice President and            1996   195,023     12,102                       32,397
  Chief Financial               1995   186,351    241,555       16,000          35,881
  Officer (3)                   1994    63,103     12,500                        7,683

Randal J. Haas
  Vice President, Quality       1996   138,425     47,500                       27,768
  and Secretary                 1995   138,682    193,953                       48,533
                                1994   136,663     97,500                       22,972

John W. Ruck
  Vice President, Chief         1996   150,329     13,750                       33,838
  Value Officer                 1995   136,589    163,953                       32,882
                                1994   127,461     68,750                       24,958

- --------------------

(1) Amounts reflect cash compensation earned by executive officers in each of the fiscal years presented, including amounts received after fiscal yearend, or deferred at the election of those officers. Bonus includes (i) a cash bonus payable each year to all management investors pursuant to the Company's Management Stock Bonus Plan (or, in the case of Mr. Gallopo, equivalent policy) in proportion to their ownership of Holding Common Stock, and (ii) a cash bonus payable each year pursuant to the Company's Key Employee Incentive Compensation Plan ("Incentive Plan") which became effective April 1, 1994. The following bonuses were paid to Messrs. Hulsey, Terry, Gallopo, Haas and Ruck under the Company's Management Stock Bonus Plan (a) in fiscal 1996: $62,500, $18,125, $12,102, $12,500 and $13,750, (b) in fiscal 1995: $250,000,
     $72,500, $48,408, $50,000 and $55,000, and (c) in fiscal 1994:
     $312,000, $90,625, none, $62,500 and $68,570, respectively.  The following allocations were made under the Incentive Plan to Messrs. Hulsey, Terry, Gallopo, Haas and Ruck, respectively, (a) in fiscal 1996: none, and (b) in fiscal 1995: $357,987, $233,470, $155,647,
     $108,953 and $108,953. In addition, Mr. Terry received payments of $50,000 in all years shown, and Mr. Haas received payments of $35,000 in all years shown, pursuant to a plan providing for fixed bonuses payable to employees of EMJ in lieu of a bonus payable to them pursuant to an incentive bonus plan terminated after the Acquisition. Mr. Gallopo received discretionary incentive bonuses of $37,500 and $12,500 in fiscal 1995 and 1994, respectively.

(2) Holding has granted Mr. Gallopo 16,000 phantom stock units which will vest on the earlier of November 29, 1997, Mr. Gallopo's death or disability, and the occurrence of a terminating transaction involving Holding, provided Mr. Gallopo is employed by Holding on such date.
     Each phantom stock unit when vested entitles the holder to receive an amount equal to the difference between the fair market value of a share of Holding Common Stock on the date of redemption and a base price, subject to adjustment, of $9.23.

(3) Amounts shown include allocations to the accounts of each of the named officers of contributions made by the Company to the ESOP and to the Company's 401(a)(17) Supplemental Contribution Plan ("401(a)(17) Plan") and of premiums paid by the Company for long-term disability and life insurance policies. The following allocations were made in fiscal 1996 to Messrs. Hulsey, Terry, Gallopo, Haas and Ruck, respectively: (i) ESOP (estimated)--$7,500 each; (ii) 401(a)(17) Plan--$31,057, $17,425, $9,996, $4,698 and $5,262; (iii) long term disability--$13,990, $9,578, $6,351, $3,586 and $7,950; and (iv) life insurance--$100,833, $28,949, $8,550, $11,985 and $13,126.  In fiscal
     1995, the following allocations were made to Messrs. Hulsey, Terry, Gallopo, Haas and Ruck, respectively: (i) ESOP--$16,500 each; (ii) 401(a)(17) Plan--$23,021, $12,652, $7,722, none and none ; (iii) long term disability--$11,824, $8,835, $6,133, $3,225 and $7,950; and (iv)
     life insurance--$77,689, $21,915, $5,526, $9,056 and $10,413.  In fiscal 1994, the following allocations were made to Messrs. Hulsey, Terry, Gallopo, Haas and Ruck, respectively: (i) ESOP--$23,584, $23,584, none, $13,774 and $12,476; (ii) long-term disability--$11,749,
     $2,301, $6,133, $3,204 and $7,938; and (iii) life insurance--$35,385,
     $15,608, $1,550, $5,994 and $4,544. The amounts in respect of life insurance represent the estimated value of the premiums paid by the Company on certain disability and life insurance policies in respect of each executive. Some of the policies are managed on a split-dollar basis and the Company will receive the premiums it has paid from the proceeds of such insurance. In such cases the amount of the other compensation attributed to the executive was calculated by treating the premiums paid by the Company as a demand loan, and the amount of compensation is equal to the imputed interest expense on the cumulative outstanding premiums paid by the Company, assuming an interest rate equal to the short-term federal funds rate, from time to time. Amounts shown also include payments of $65,871 and $19,752 to Messrs. Terry and Haas, respectively, in fiscal 1995, as a lump sum distribution in connection with the termination of the Supplemental Benefit Plan established by EMJ effective January 1, 1986.

(4) Mr. Gallopo joined the Company in December 1993 and his compensation in fiscal 1994 represents actual compensation for a period of approximately four months.

THE ESOP

     The Company maintains an employee stock ownership plan in respect of the Company's nonunion employees who meet certain service requirements. the Company's annual contributions to the ESOP are a percentage (between 5% and 15% based on a formula rewarding the achievement of certain Company performance objectives) of total cash compensation (as defined in the ESOP) determined by the Board of Directors of Holding and may be made by the Company in cash or by Holding in shares of Holding capital stock. Participants become 20% vested in their account balances after one year of continuous service. Participants vest an additional 20% for each year of service thereafter and become fully vested upon completion of five years of service, retirement, disability or death. Upon the occurrence of a participant's termination (as defined), retirement, disability, or death, the ESOP is required to either distribute the vested balance in stock or repurchase the vested balance. If stock is distributed, it is accompanied by a put option to Holding under terms defined in the ESOP. At March 31, 1996, shares of Holding's Series A and Series B Preferred Stock and Holding Common Stock held by the ESOP totaled 113,246, 17,957 and 3,089,774 shares, respectively. Contributions payable to the ESOP totaled $3,401,000, $7,694,000, $6,005,000, $5,919,000 and $6,677,000, as of March 31, 1996,
1995, 1994, 1993 and 1992 respectively. Contributions were made by Holding in the form of Series B Preferred Stock for fiscal 1992, a combination of cash ($632,000) and Series B Preferred Stock ($5,287,000) for fiscal 1993, and Holding Common Stock for fiscal 1994 and fiscal 1995. The contribution for fiscal 1996 will be made in the form of equity.

     Although Holding has not expressed any intent to terminate the ESOP, it has the right to do so at any time. In the event of such termination, participants become fully vested to the extent of the balances in their separate accounts and receive put options with respect to Holding stock allocated to their accounts.

     In 1984, 1985 and 1986, K-R purchased life insurance policies to provide, among other things, a separate source for funds to repurchase capital stock, including capital stock distributed by the ESOP, from departing employees. In 1996 and 1995, the Company borrowed $42.5 million in the aggregate against the cash surrender value of such policies (including $17.2 million for renewal premiums and accrued interest and $25.3 million to reduce borrowings under its Revolving Credit Facility). The net cash surrender value of certain life insurance policies available for future borrowings as of March 31, 1996 was approximately $4.3 million. Other resources of the Company, such as the Revolving Credit Facility, are available, subject to certain limitations, to satisfy stock repurchase obligations as they arise.

PENSION PLANS

     Prior to September 30, 1992, the Company maintained a salaried employees pension plan (the "Pension Plan") for the benefit of employees within JSA, providing for benefits to retirees based upon length of service and average annual compensation over the term of employment. The Pension Plan was terminated on September 30, 1992. Upon such termination, retirees and participants who terminated employment prior to October 15, 1992 were given a deferred Group Annuity Contract purchased from Transamerica, Inc. Participants who had not terminated employment prior to October 15, 1992 were entitled to elect to take distribution of their accrued benefits in one of the following forms: (i) a deferred Group Annuity Contract from Transamerica, Inc., (ii) a transfer of the present value of their accrued benefits to the Company's 401(k) plan, or (iii) a lump sum distribution of the present value of their accrued benefit. Messrs. Terry and Haas each elected to have the present value of his accrued benefit ($234,429.46 and $112,681.68, respectively) transferred to the Company's 401(k) plan.

     In addition, a Supplemental Benefit Plan (the "Supplemental Pension Plan") was established by EMJ effective January 1, 1986. Under a change in law, applicable to the Pension Plan but not the Supplemental Pension Plan, effective January 1, 1989, participants could no longer accrue benefits with respect to compensation in excess of $200,000, as adjusted for inflation. Pursuant to an amendment to the Supplemental Pension Plan, any amount that would have been payable under the Pension Plan but for this limitation on includable compensation will be paid from the Supplemental Pension Plan. Amounts payable under the Supplemental Pension Plan were fixed (except for cost of living adjustments) upon termination of the Pension Plan.

    Under the Pension Plan, the compensation for the executive officers employed by EMJ prior to the Acquisition and named in the Cash Compensation Table was their total aggregate direct compensation at the time of termination of the Pension Plan. Mr. Terry had 28 and Mr. Haas had 18 years of credited service under the plan. The benefits payable to Messrs. Terry and Haas under the Supplemental Pension Plan were fixed (except for cost of living adjustment) at the time of termination of the Pension Plan. Assuming they retire at age 65, Mr. Terry will be entitled to a monthly benefit of $918.23, and Mr. Haas will be entitled to a monthly benefit of $377.39, in each case subject to an annual cost of living adjustment after such retirement. Such payments would be actuarially adjusted for payments beginning at other than age 65.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Neven C. Hulsey, David M. Roderick and Joseph S. Schuchert are members of the Management and Compensation Committee of Holding and the Company. Mr. Hulsey is and was during fiscal 1994 President and Chief Executive Officer of Holding and the Company.

     Kelso affiliates beneficially own shares of the capital stock of Holding as described under "Security Ownership of Certain Beneficial Owners." Mr. Schuchert is a stockholder of Kelso and a general partner of Kelso Partners I, L.P. ("KP I"), Kelso Partners III, L.P. ("KP III"), and Kelso Partners
IV, L.P. ("KP IV"). KP I, KP III and KP IV are the general partners of
Kelso Investment Associates, Limited Partnership ("KIA I"), KIA III-Earle
M. Jorgensen, L.P. ("KIA III-EMJ") and Kelso Investment Associates IV, L.P. ("KIA IV"), respectively. Mr. Schuchert is a director of Holding and the Company and shares investment and voting power with respect to shares of the capital stock of Holding held by KIA I, KIA III-EMJ and KIA IV as described under "Security Ownership of Certain Beneficial Owners."

     In connection with the Acquisition, the Company agreed to pay Kelso an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. Two principals of Kelso serve on the Boards of Directors of the Company and Holding. A fee of $1,250,000 was paid in each of fiscal 1996 and 1995. In addition, Kelso has been reimbursed for out-of-pocket expenses in fiscal years 1996 and 1995 totaling $154,000 and $164,000, respectively. The Company expects to continue to pay Kelso's annual fee and to reimburse it for its expenses in connection with such services in the future in accordance with the terms of its agreement.

     Holding has issued to KIA IV two warrants, each entitling KIA IV to purchase at a purchase price of $.01 per share, shares of Holding Common Stock representing 10% of the issued and outstanding Holding Common Stock on a fully diluted basis.

    In January 1996, the Company amended its agreement with Kelso Insurance Services, Inc. (an affiliate of Kelso) ("Kelso Insurance"), and American Telephone and Telegraph Company ("AT&T") pursuant to which the Company as well as other Kelso affiliated companies participates in a telecommunications network under which AT&T provides communications services to the group at a special tariff rate. Pursuant to such agreement, as amended, the Company has guaranteed a minimum annual usage for communication services, which it has consistently exceeded, for a period ending December 31, 1999 and Kelso Insurance has guaranteed the Company's minimum usage to AT&T. No fee was paid by the Company to Kelso Insurance in connection with this transaction.

    Mr. Hulsey is a general partner of two California partnerships:
Kilsby-Roberts Group ("KRG"), and East 31st Street North ("31st St."), and has an interest in such partnerships of 3.704% and 3.279%, respectively. KRG owns a facility leased to the Company and has received approximately $38,000 of rent monthly from the Company. The Company believes such rent is a market rent and is not higher than would otherwise be paid if such premises were leased from an independent third party. On April 18, 1995, the Company purchased the facility located in Tulsa, Oklahoma owned by "31st St." for approximately $2.1 million. The Company believes, based on a current independent appraisal, that such purchase price was equal to the fair market value of the property and was not higher than would otherwise be paid if the property was purchased from an independent third party. Prior to such purchase the Company leased the facility from 31st St. for a monthly rent of approximately $26,000. The Company believes such rent was a market rent and was not higher than would otherwise be paid if the premises were leased from an independent third party.

     Mr. Roderick has an incentive compensation agreement with Holding pursuant to which he has been granted 50,000 shares of Holding Common Stock, 30,000 of which have vested and the remainder of which may vest through fiscal 1997, if Holding achieves certain financial targets.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OF THE COMPANY

     All of the issued and outstanding voting stock of the Company, consisting of 128 shares of common stock, is owned by Holding.

CAPITAL STOCK OF HOLDING

     The following table sets forth information with respect to the beneficial ownership of shares of Holding Common Stock and Series A Preferred Stock as of March 31, 1996, by all stockholders of Holding known to be beneficial owners of more than 5% of any such class, by each director, by each executive officer of the Company named in the Summary Compensation Table and by all directors and executive officers as a group as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of March 31, 1996, 26,213 shares of Series B Preferred Stock of Holding have been issued (and 4,641 shares have been accrued but not declared), of which 17,957 were owned by the ESOP and 8,073 were owned by Holding.


                                                                                                     PERCENTAGE OF
                                                               PERCENTAGE OF        NUMBER OF       SHARES OF SERIES
                                               NUMBER OF        SHARES OF            SHARES           A PREFERRED
            NAME AND ADDRESS OF                SHARES OF        COMMON STOCK       OF SERIES A           STOCK
             BENEFICIAL OWNER                COMMON STOCK      OUTSTANDING(a)    PREFERRED STOCK      OUTSTANDING
             ----------------                ------------      -------------     ---------------    ----------------
Kelso Investment Associates, IV, L.P. (c)     9,465,287(d)        60.9%(d)               0              0.0%
KIA III - Earle M. Jorgensen, L.P. (c)        1,704,740           13.5%                  0              0.0%
Joseph S. Schuchert (c)                      11,181,643(d)(e)     72.0%(d)(e)       24,519(f)          14.3%(f)
Frank T. Nickell (c)                         11,202,142(d)(e)     72.1%(d)(e)       24,519(f)          14.3%(f)
George E. Matelich (c)                       11,186,643(d)(e)     72.0%(d)(e)       24,519(f)          14.3%(f)
Thomas R. Wall, IV (c)                       11,186,643(d)(e)     72.0%(d)(e)       24,519(f)          14.3%(f)
Earle M. Jorgensen (g)                          200,000            1.6%                  0              0.0%
Neven C. Hulsey (g)                             250,000            2.0%             24,519             14.3%
Lonnie R. Terry (g)                              72,500            0.6%                  0              0.0%
Charles P. Gallopo (g)                           50,000            0.4%                  0              0.0%
Randal J. Haas (g)                               50,000            0.4%                  0              0.0%
John W. Ruck (g)                                 55,000            0.4%              2,942              1.7%
David M. Roderick (g)                            30,000            0.2%                  0              0.0%
John Rutledge (h)                                 5,000            0.0%                  0              0.0%
William A. Marquard (c)                          10,000            0.1%                  0              0.0%
Earle M. Jorgensen Company Employee
  StockOwnership Plan (g)                     2,921,934(i)        23.2%(i)          105,181(i)         61.2%(i)
All directors and executive officers
  of the Company as a group                     752,999(j)         6.0%(j)           27,461(k)         16.0%(k)

- ------------

 (a) The percentage of shares of Holding Common Stock outstanding for KIA IV, and Messrs. Schuchert, Nickell, Matelich and Wall was calculated assuming the total outstanding shares of Holding Common Stock was 15,538,650, (i) including shares of Holding Common Stock which would be outstanding assuming KIA IV exercised the two Warrants referred to in note (d) below in succession and there had been no other dilution events prior to such exercise and (ii) excluding the 607,188 shares of Holding Common Stock currently held in the Holding treasury. The percentage of shares of Holding Common Stock outstanding for all other holders was calculated assuming the total outstanding shares of Holding Common Stock was 12,586,306, excluding shares issuable upon the exercise of the Warrants held by KIA IV and the 607,188 shares of Holding Common Stock held in the Holding treasury as of March 31, 1996.

(b) The percentage of shares of Series A Preferred Stock outstanding was calculated assuming the total outstanding shares of Series A Preferred Stock was 171,744, excluding 75,802 shares of Series A Preferred Stock held in the Holding treasury as of March 31, 1996.

(c) The business address for such person(s) is c/o Kelso & Company, Inc. 320 Park Avenue, 24th Floor, New York, New York 10022. Kelso & Company, Inc. is a merchant banking firm that engages in leveraged acquisitions.

(d) Includes 2,952,343 shares of the Holding Common Stock that KIA IV is entitled to purchase pursuant to two Warrants issued to KIA IV, one of which was issued pursuant to the terms of the Subordinated Notes because the Subordinated Notes were not refinanced within one year of issuance and one of which was issued in connection with the exchange of the Subordinated Notes for the Holding Notes. Each warrant entitles the holder to purchase up to 10% of the Holding Common Stock on a fully diluted basis at an exercise price of $.01 per share.

(e) Messrs. Schuchert, Nickell, Matelich and Wall may be deemed to share beneficial ownership of shares of Holding Common Stock owned of record by
     (i) KIA IV and an affiliated entity by virtue of their status as general partners of KP IV, the general partner of KIA IV, and such affiliate, and
     (ii) KIA III-EMJ by virtue of their status as general partners of KP III, the general partner of KIA III-EMJ. Messrs. Schuchert, Nickell, Matelich and Wall share investment and voting power with respect to securities owned by the Kelso affiliates. Messrs. Schuchert, Nickell, Matelich and Wall disclaim beneficial ownership of the shares of Holding Common Stock owned by the Kelso affiliates.

(f) Messrs. Schuchert, Nickell, Matelich and Wall may be deemed to share beneficial ownership of shares of Series A Preferred Stock owned of record by KIA I by virtue of their status as general partners of KP I, the general partner of KIA I. Messrs. Schuchert, Nickell, Matelich and Wall disclaim beneficial ownership of the shares of Series A Preferred Stock owned by KIA I.

(g) The business address of such person(s) or entity is 3050 East Birch Street, Brea, California 92621.

(h) The business address for Dr. Rutledge is One Greenwich Office Park, Greenwich, Connecticut 06831.

(i)  Excludes 167,840 shares of Holding Common Stock and 8,065 shares of
     Series A Preferred Stock held by the ESOP in directed accounts that may be deemed to be beneficially owned by any of the directors or executive officers or other employees of the Company.

(j) Excludes (i) 11,181,643 shares of Holding Common Stock held by Kelso affiliates that may be deemed to be beneficially owned by Mr. Schuchert and Mr. Nickell, and (ii) shares held by the ESOP, except for shares held in directed accounts that may be deemed to be beneficially owned by any of the directors and executive officers of the Company.

(k) Excludes (i) 24,519 shares of Series A Preferred Stock held by KIA I that may be deemed to be beneficially owned by Mr. Schuchert and Mr. Nickell, and (ii) shares held by the ESOP, except for shares held in directed accounts that may be deemed to be beneficially owned by any of the directors or executive officers of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Kelso affiliates beneficially own shares of the capital stock of Holding as described under "Item 12. Security Ownership of Certain Beneficial Owners and Management." Messrs. Schuchert, Nickell, Matelich and Wall are stockholders of Kelso and general partners of Kelso KP I, KP III and KP IV. KP I, KP III and KP IV are the general partners of KIA I, KIA III-EMJ and KIA IV, respectively. Messrs. Schuchert and Nickell are directors of Holding and the Company. Although Messrs. Schuchert, Nickell, Matelich and Wall share investment and voting power with respect to securities of Holding owned by Kelso affiliates, they disclaim beneficial ownership of such shares. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     The Company, Holding and Kelso and its affiliates entered into certain agreements in connection with the Acquisition. Such agreements and transactions are described under "Item 11. Executive
Compensation--Compensation Committee Interlocks and Insider Participation."

     KIA IV is the holder of two Holding warrants which are described under "Item 11. Executive Compensation --Compensation Committee Interlocks and Insider Participation."

     In September 1995 the Company terminated its agreement with Dr. Rutledge pursuant to which Dr. Rutledge provided an ongoing business management program to the Company and its employees. Dr. Rutledge was paid $50,000 under the agreement in fiscal 1996 prior to its termination and $100,000 in fiscal 1995. Dr. Rutledge continues to provide similar services to the Company for which he is reimbursed for his travel expenses.

     Mr. Gallopo has borrowed $403,000 from Holding by issuing two separate notes, one of which is non-recourse, each in the principal amount of $201,500, to Holding in payment for 50,000 shares of Holding Common Stock. The notes mature on March 31, 2001, bear interest at the rate of 6% per annum, and are secured by a pledge of Mr. Gallopo's Holding Common Stock. Mr. Gallopo has also received 16,000 phantom stock units. Such award is described in the Summary Compensation Table under "Item 11. Executive Compensation."

     Mr. Roderick has an incentive compensation agreement with Holding. Such agreement is described under "Item 11. Executive Compensation --Compensation Committee Interlocks and Insider Participation."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.
       ---------------------

         See "Index to Financial Statements" (page F-1).

(a)(2) Financial Statement Schedules.
       ------------------------------

         Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because the information is not applicable or is not material or because the information required is set forth in the financial statements or the notes thereto.

(a)(3) Exhibits.
       --------

         See "Index to Exhibits" for listing of those exhibits included in this filing.

Exhibit
Number                              Description
- ------                              -----------

3.1* Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 as filed on January 15, 1993 (Registration No. 33-57134) (the "Company's 1993 Registration Statement").

3.2* By-laws of the Company. Incorporated by reference to Exhibit 3.2 of the Company's 1993 Registration Statement.

4.1* Form of Indenture with respect to the Notes. Incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Company's 1993 Registration Statement ("Amendment No. 3").

4.2* Form of certificate for the Notes (included in Exhibit 4.1 to Amendment No. 3).

4.3* Credit Agreement ("Revolving Credit Facility"), as dated March 3, 1993 among the Company, Holding, Various Financial Institutions, and BT Commercial Corporation and Chemical Bank, as Agents (the "Agents"). Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K as filed March 24, 1993 with the Commission (Registration No. 33-57134).

4.4* Form of Restructuring Agreement among Holding, the Company and KIA IV. Incorporated by reference to Exhibit 4.25 of Amendment No. 3.

4.5* Form of Security Agreement between the Company and BT Commercial Corporation, as Collateral Agent, Incorporated by Reference to Exhibit
         4.27 of Amendment No. 3.

10.1* Stockholders Agreement, amended and restated as of September 14, 1990, among Holding, KIA III-EMJ, KIA IV, Kelso Equity Partners II, L.P. and the Management Stockholders and Other Investors named therein. Incorporated by reference to Exhibit 4.1 of Holding's Post-Effective Amendment No. 1 to the Form S-1 Registration Statement as filed with the Commission on October 12, 1990 (Registration No. 33-35022) ("Holding's Post-Effective Amendment No. 1 to the 1990 Form S-1").

10.2* Amendment to the Stockholders Agreement, dated as of January 20, 1992. Incorporated by reference to Exhibit 10.2 of the Company's 1993 Registration Statement.

10.3*    Management Stockholders Bonus Plan.  Incorporated by reference to
         Exhibit 4.7 of Holding's Post-Effective Amendment No. 1 to the 1990 Form S-1.

10.5* Services Agreement, between Acquisition and Kelso, dated March 19, 1990. Incorporated by reference to Exhibit 10.2 of Holding's Registration Statement on Form S-1 as filed May 30, 1990 with the Commission (Registration No. 33-35022) ("Holding's 1990 Registration Statement").

10.6* Trust Agreement applicable to the EMJ Employee Stock Ownership and Capital Accumulation Plan, dated as of May 25, 1984, by and between Crocker National Bank ("Crocker"), as Trustee, and EMJ. Incorporated by referenced to Exhibit 4.1 to Form 8 (Amendment No. 1 to EMJ's Annual Report on Form 10-K, Registration No. L-7537, for the fiscal year ended December 31, 1984)(the "Form 8").

10.7* Amendment 1985-I to the EMJ Employee Stock Ownership and Capital Accumulation Plan effective as of January 1985. Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to EMJ's Registration Statement on Form S-8, Registration No. 2-87991, filed August 21, 1985.

10.8* Amendment 1986-I to the EMJ Employee Stock Ownership and Capital Accumulation Plan and Plan Trust Agreement executed December 1986 between EMJ and Wells Fargo Bank, N.A., as Trustee (formerly Crocker). Incorporated by reference to Exhibit 4.2 to the Form 8.

Exhibit
Number                             Description
- ------                             -----------

10.9* Amendment 1988-I to the EMJ Employee Stock Ownership and Capital Accumulation Plan executed February 29, 1988. Incorporated by reference to Exhibit (10)d to EMJ's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

10.10* Amendment 1988-II to the EMJ Employee Stock Ownership and Capital Accumulation Plan executed June 22, 1988. Incorporated by reference to Exhibit 8 to EMJ's Schedule 14D-9 filed on February 5, 1990 ("EMJ's 1990 Schedule 14D-9").

10.11* Amendment 1989-I to the EMJ Employee Stock Ownership and Capital Accumulation Plan executed March 20, 1989. Incorporated by reference to Exhibit 8 to EMJ's 1990 Schedule 14D-9.

10.12* EMJ Supplemental Benefit Plan 1989 Amendment in Toto. Incorporated by reference to Exhibit (10)p to EMJ's 1989 Form 10-K.

10.13* Amendment 1989-II to the EMJ Employee Stock Ownership and Capital Accumulation Plan executed December 29, 1989. Incorporated by reference to Exhibit (10)q to EMJ's 1989 Form 10-K.

10.14* Amendment 1990-I to the EMJ Employee Stock Ownership and Capital Accumulation Plan Trust Agreement executed March 19, 1990. Incorporated by reference to Exhibit (10)r to EMJ's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

10.15* C. A. Roberts Pension Plan, amended and restated as of January 1, 1986, with amendments thereto. Incorporated by reference to Exhibit 10.22 of Holding's 1990 Registration Statement.

10.16*   Kilsby Executive Life Insurance Plan.  Incorporated by reference to
         Exhibit 10.25 of Holding's 1990 Registration Statement.

10.17* Kilsby Executive Long-Term Disability Plan. Incorporated by reference to Exhibit 10.26 of Holding's 1990 Registration Statement.

10.18* Holding's ESOP. Incorporated by reference to Exhibit 10.31 of Holding's Annual Report on Form 10-K for the year ended March 31, 1991 (Registration No. 33-35022) ("Holding's Form 10-K").

10.19* Amendment No. 1 to Holding's ESOP, dated October 21, 1991. Incorporated by reference to Exhibit 10.24 of the Company's 1993 Registration Statement.

10.20* Amendment No. 2 to Holding's ESOP, dated October 21, 1991. Incorporated by reference to Exhibit 10.25 of the Company's 1993 Registration Statement.

10.21* Amendment No. 3 to Holding's ESOP, dated February 18, 1992. Incorporated by reference to Exhibit 10.26 of the Company's 1993 Registration Statement.

10.22* Amendment No. 4 to Holding's ESOP, dated January 25, 1993. Incorporated by reference to Exhibit No. 10.21 to Holding's Registration Statement on Form S-1 as filed October 19, 1994 with the Commission (Registration No. 33-85364) ("Holding's 1994 Registration Statement").

10.23* Amendment No. 5 to Holding's ESOP, dated January 25, 1993. Incorporated by reference to Exhibit No. 10.22 to Holding's 1994 Registration Statement.

10.24* Amendment No. 6 to Holding's ESOP, dated January 25, 1993. Incorporated by reference to Exhibit No. 10.23 to Holding's 1994 Registration Statement.

Exhibit
Number                             Description
- ------                             -----------

10.25* Amendment No. 7 to Holding's ESOP, dated January 25, 1993. Incorporated by reference to Exhibit No. 10.24 to Holding's 1994 Registration Statement.

10.26* Amendment No. 8 to Holding's ESOP, dated July 27, 1993. Incorporated by reference to Exhibit No. 10.25 to Holding's 1994 Registration Statement.

10.27* Amendment No. 9 to Holding's ESOP, dated October 7, 1994. Incorporated by reference to Exhibit No. 10.26 to Holding's 1994 Registration Statement.

10.28*   Holding's ESOP Trust Agreement.  Incorporated by reference to Exhibit
         10.32 of Holding's Form 10-K.

10.29* Jorgensen Compensation Policy, dated as of April 1, 1991, including description of Return on Net Operating Assets Incentive Plan. Incorporated by reference to Exhibit 10.34 of Holding's 1991 Form 10-K.

10.30* Lease and Agreement, dated as of August 1, 1991, between Advantage Corporate Income Fund L.P. and the Company, relating to the sale and lease-back of K-R's Kansas City, Missouri property. Incorporated by reference to Exhibit 10.30 of the Company's 1993 Registration Statement.

10.31* Lease and Agreement, dated as of September 1, 1991, between Advantage Corporate Income Fund L.P. and the Company, relating to the sale and lease-back of the Cincinnati, Ohio property. Incorporated by reference to Exhibit 10.31 of the Company's 1993 Registration Statement.

10.32* Industrial Building Lease, dated as of October 16, 1991, between Ira Houston Jones and Helen Mansfield Jones, Roderick M. Jones and Cherilyn Jones, Roger G. Jones and Norma Jean Jones, Robert M. Jones and Olga F. Jones and the Company, relating to the sale and lease-back of the Alameda Street property in Lynwood, California. Incorporated by reference to Exhibit 10.32 of the Company's 1993 Registration Statement.

10.33* Stock Purchase Agreement, dated as of January 21, 1992, between McJunkin Corporation and the Company, relating to the sale of the Company's Republic Supply division. Incorporated by reference to
         Exhibit 10.33 of the Company's 1993 Registration Statement.

10.34* Contract of Sale, dated as of January 21, 1992, between the Company and Hansford Associates Limited Partnership, relating to the sale of the warehouse properties and the sale of the Company's Republic Supply division. Incorporated by reference to Exhibit 10.34 of the Company's 1993 Registration Statement.

10.35* Stock Purchase Agreement, dated as of June 30, 1992, among Forge Acquisition Corporation, The Jorgensen Forge Corporation and the Company, relating to the sale of the Company's Forge division. Incorporated by reference to Exhibit 10.35 of the Company's 1993 Registration Statement.

10.36* Industrial Real Estate Lease, dated June 25, 1992, between Paul Nadzikewycz and the Company, relating to the sale and lease-back of JSA's Denver, Colorado property. Incorporated by reference to Exhibit
         10.36 of the Company's 1993 Registration Statement.

10.37* Industrial Real Estate Lease, dated October 19, 1992, between Fiorito Enterprises, Inc. and the Company, relating to the sale and lease-back of the Portland, Oregon facility. Incorporated by reference to Exhibit
         10.27 of the Company's 1993 Registration Statement.

Exhibit
Number                           Description
- ------                           -----------

10.38* Truck Lease and Service Agreement, dated as of November 1, 1984, between Ryder Truck Rental, Inc. ("Ryder") and EMJ and all amendments thereto, between Ryder and the Company (amendments dated January 1, 1992, January 30, 1992 and undated (executed by the Company)). Incorporated by reference to Exhibit 10.38 of the Company's 1993 Registration Statement.

10.39* Lease, dated March 14, 1986, between 31st St. and the Company, relating to K-R's Tulsa, Oklahoma property. Incorporated by reference to
         Exhibit 10.39 of the Company's 1993 Registration Statement.

10.40* Lease, dated July 30, 1982, between California Canadian Bank, as Trustee of the Fluor Employees' Trust Fund and Kilsby-Roberts Co., relating to the Hayward, California property (the "Hayward Lease"). Incorporated by reference to Exhibit 10.40 of the Company's 1993 Registration Statement.

10.41* Amendment No. 1 to the Hayward Lease, dated as of December 31, 1986, among Barclays Bank of California, as Trustee of the Fluor Employees' Trust Fund, Kilsby-Roberts co. and KRG. Incorporated by reference to
         Exhibit 10.41 of the Company's 1993 Registration Statement.

10.42* Lease, dated July 30, 1982, between Republic Bank, Dallas N.A., as Ancillary Trustee of the Fluor Employees' Trust Fund and Kilsby-Roberts Co., relating to K-R's Houston, Texas property (the "Houston Lease"). Incorporated by reference to Exhibit 10.42 of the Company's 1993 Registration Statement.

10.43* Amendment No. 1 to the Houston Lease, dated as of December 31, 1986, among Barclays Bank of California, as Trustee for Republic Bank, Dallas, N.A., as Ancillary Trustee of the Fluor Employees' Trust Fund, KRG and Kilsby-Roberts Co. Incorporated by reference to Exhibit 10.43 of the Company's 1993 Registration Statement.

10.44* Form of Management Agreement between the Company and Holding. Incorporated by reference to Exhibit 10.46 of Amendment No. 2 to the Company's 1993 Registration Statement.

10.45* Form of Tax Allocation Agreement between the Company and Holding. Incorporated by reference to Exhibit 10.47 of Amendment No. 3.

10.46* Second Amendment dated as January 26, 1994 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents. Incorporated by reference to the Company's quarterly report on Form 10-Q, Commission File No. S-10065 for the fiscal quarter ended January 3, 1994.

10.47* Third Amendment dated as of February 25, 1994 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents.

10.48* Fourth Amendment dated as of May 4, 1994 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents.

10.49* Earle M. Jorgensen Holding Company, Inc. Phantom Stock Plan adopted January 11, 1995. Incorporated by reference to Exhibit 10.39 to Amendment No.1 to Holding's 1994 Registration Statement as filed with the commission on January 19, 1995 (Registration No. 33-85364) ("Amendment No. 1 to Holding's 1994 Registration Statement").

Exhibit
Number                           Description
- ------                           -----------

10.50* Industrial Real Estate Lease, dated July 15, 1993, between Jorgensen and 58 Cabot L.P., relating to the Langhorne, Pennsylvania facility. Incorporated by reference to Exhibit 10.27 to Holding's 1994 Registration Statement.

10.51* Amendment to the Stockholders Agreement, dated as of September 30, 1994. Incorporated by reference to Exhibit 10.41 to Amendment No. 1 to Holding's 1994 Registration Statement.

10.52* Stock Compensation Agreement, dated as of December 13, 1994, between Holding and David M. Roderick. Incorporated by reference to Exhibit
         10.42 to Amendment No. 1 to Holding's 1994 Registration Statement.

10.53* Holding's Key Employee Incentive Compensation Plan, effective April 1, 1994. Incorporated by reference to the Company's Annual Report on Form 10-K, Commission File No. S-10065 for the fiscal year ended March 31, 1995 (the "Company's 1995 Form 10-K").

10.54* Holding's 401(a)(17) Supplemental Contribution Plan, effective April 1, 1994. Incorporated by reference to the Company's 1995 Form 10-K.

10.55* Holding's Deferred Compensation Plan, effective April 1, 1994. Incorporated by reference to the Company's 1995 Form 10-K.

10.56* Fifth Amendment dated as of August 17, 1995 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, Commission File No. S-10065 for the fiscal quarter ended September 29, 1995.

10.57* Form of Sixth Amendment dated as of January 30, 1996 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, Commission File No. S-10065 for the fiscal quarter ended January 3, 1996.

10.58** Form of Seventh Amendment dated as of June 20, 1996 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents.

12.1**   Statement of Computation of Number of Times Fixed Charges Earned.

22.1**   Listing of the Company's subsidiaries.

27**     Financial Data Schedule

(b)   Reports on Form 8-K.

      None

_______________

 *Previously filed.
**Included in this filing.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brea, State of California, on the 28th day of June, 1996.

                                         EARLE M. JORGENSEN COMPANY



                                         By  /s/ Charles P. Gallopo
                                             ----------------------
                                             Charles P. Gallopo
                                             Vice President and Chief
                                               Financial Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


      SIGNATURES                           TITLE                                DATE
      ----------                           -----                                -----


- -----------------------------      Director and Chairman Emeritus
Earle M. Jorgensen


/s/David M. Roderick
- -----------------------------      Director and Chairman                    June 28th, 1996
David M. Roderick


/s/Neven C. Hulsey                 President, Chief Executive Officer
- -----------------------------      and Director (Principal Executive        June 28th, 1996
Neven C. Hulsey                    Officer)


/s/Lonnie R. Terry                 Executive Vice President, Chief
- -----------------------------      Operating Officer and Director           June 28th, 1996
Lonnie R. Terry


/s/Charles P. Gallopo              Vice President and Chief Financial
- -----------------------------      Officer (Principal Financial and         June 28th, 1996
Charles P. Gallopo                 Accounting Officer)


/s/Joseph S. Schuchert
- -----------------------------      Director                                 June 28th, 1996
Joseph S. Schuchert


/s/Frank Nickell
- -----------------------------      Director                                 June 28th, 1996
Frank Nickell


/s/William A. Marquard
- -----------------------------      Director                                 June 28th, 1996
William A. Marquard


/s/John Rutledge
- -----------------------------      Director                                 June 28th, 1996
Dr. John Rutledge


                                [THIS PAGE INTENTIONALLY LEFT BLANK]

                                     FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

EARLE M. JORGENSEN COMPANY:

Report of Independent Auditors                                             F-2

Consolidated Balance Sheets at March 31, 1996 and 1995                     F-3

Consolidated Statements of Operations for the years ended
March 31, 1996, 1995 and 1994                                              F-4

Consolidated Statements of Stockholder's Equity for the
years ended March 31, 1996, 1995 and 1994                                  F-5

Consolidated Statements of Cash Flows for the years ended
March 31, 1996, 1995, 1994                                                 F-6

Notes to Consolidated Financial Statements                                 F-8

                        Report of Independent Auditors

The Board of Directors and Stockholder
Earle M. Jorgensen Company

We have audited the accompanying consolidated balance sheets of Earle M. Jorgensen Company as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earle M. Jorgensen Company at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           /s/ERNST & YOUNG LLP

Orange County, California
June  4, 1996, except for Note 5,
as to which the date is June 20, 1996

                             Earle M. Jorgensen Company
                             Consolidated Balance Sheets
                     (dollars in thousands, except per share data)

                                                                          MARCH 31,
                                                           ----------------------------------
                                                                  1996              1995
                                                           ----------------------------------
ASSETS
Current assets:
 Cash                                                              $ 22,823          $ 10,615
 Accounts receivable, less allowance for doubtful accounts          113,664           155,091
 Inventories                                                        188,452           210,089
 Other current assets                                                 4,513             7,434
                                                           ----------------------------------
  Total current assets                                              329,452           383,229
                                                           ----------------------------------

Net property, plant and equipment, at cost                          134,259           139,705

Cash surrender value of life insurance policies                      11,599             9,100
Debt issue costs, net of accumulated amortization                     5,996             8,108
Other assets                                                          3,605             3,406
                                                           ----------------------------------
  Total assets                                                     $484,911          $543,548
                                                           ----------------------------------
                                                           ----------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable                                                  $112,551          $ 99,176
 Other accrued liabilities                                           31,002            25,136
 Deferred income taxes                                               18,362            14,169
 Current portion of long-term debt                                      950             1,010
                                                           ----------------------------------
  Total current liabilities                                         162,865           139,491
                                                           ----------------------------------
Long-term debt                                                      279,002           295,264
Deferred income taxes                                                14,448            28,291
Other long-term liabilities                                           3,455             4,102
Commitments and contingencies

Stockholder's equity
 Preferred stock, $.01 par value; 200 shares authorized
  and unissued                                                          ---               ---
 Common stock, $.01 par value; 2,800 share authorized;
  128 shares issued and outstanding                                     ---               ---
 Capital in excess of par value                                     173,523           192,411
 Foreign currency translation adjustment                             (5,748)           (2,688)
 Accumulated deficit                                               (142,634)         (113,323)
                                                           ----------------------------------
  Total stockholder's equity                                         25,141            76,400
                                                           ----------------------------------
    Total liabilities and stockholder's equity                     $484,911          $543,548
                                                           ----------------------------------
                                                           ----------------------------------


SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                     Consolidated Statements of Operations
                             (dollars in thousands)


                                                      YEAR ENDED MARCH 31,
                                              ------------------------------------
                                                 1996         1995         1994
                                              ----------   ----------   ----------
Revenues                                      $1,025,659   $1,022,884    $843,380

Cost of sales, before inventory adjustment       737,756      716,975     593,622
                                              ------------------------------------

                                                 287,903      305,909     249,758

Inventory adjustment                             (26,882)          --          --
                                              ------------------------------------
   Gross profit                                  261,021      305,909     249,758

Expenses:
   Warehouse and delivery                        129,966      125,683     111,490
   Selling                                        41,794       44,627      37,824
   General and administrative                     73,859       76,874      73,436
   Restructuring and consolidation
     expenses                                     12,776          715       1,282
                                              ------------------------------------
      Total expenses                             258,395      247,899     224,032
                                              ------------------------------------

Income from operations                             2,626       58,010      25,726

Interest expense, net                             40,874       34,604      30,032
                                              ------------------------------------

Income (loss) before income taxes                (38,248)      23,406      (4,306)

Income tax provision (benefit)                    (8,937)       3,487          --
                                              ------------------------------------
Net income  (loss)                            $  (29,311)  $   19,919    $ (4,306)
                                              ------------------------------------
                                              ------------------------------------


SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                 Consolidated Statements of Stockholder's Equity
                             (dollars in thousands)


                                                                      FOREIGN
                                     COMMON STOCK       CAPITAL       CURRENCY
                                    ---------------    IN EXCESS     TRANSLATION   ACCUMULATED
                                    SHARES   AMOUNT   OF PAR VALUE    ADJUSTMENT     DEFICIT       TOTAL
                                    ------   ------   ------------   -----------   -----------   ---------
Balance at March 31, 1993             128    $  --      $188,897       $  (329)     $(128,936)   $ 59,632
  Dividend to parent                   --       --        (5,898)           --             --      (5,898)
  Capitalization of ESOP
   contribution, net                   --       --         5,372            --             --       5,372
  Foreign currency translation
   adjustment                          --       --            --           (92)            --         (92)
  Net loss                             --       --            --            --         (4,306)     (4,306)
                                    ------   ------   ------------   -----------   -----------   ---------

Balance at March 31, 1994             128       --       188,371          (421)      (133,242)     54,708
  Dividend to parent                   --       --        (3,654)           --             --      (3,654)
  Capitalization of ESOP
   contribution, net                   --       --         7,694            --             --       7,694
  Foreign currency translation
   adjustment                          --       --            --        (2,267)            --      (2,267)
  Net income                           --       --            --            --         19,919      19,919
                                    ------   ------   ------------   -----------   -----------   ---------

Balance at March 31, 1995             128       --       192,411        (2,688)      (113,323)     76,400
  Dividend to parent                   --       --       (22,289)           --             --     (22,289)
  Capitalization of ESOP
   contribution, net                   --       --         3,401            --             --       3,401
 Foreign currency translation
   adjustment                          --       --            --        (3,060)            --      (3,060)
 Net loss                              --       --            --            --        (29,311)    (29,311)
                                    ------   ------   ------------   -----------   -----------   ---------

Balance at March 31, 1996             128    $  --      $173,523       $(5,748)     $(142,634)   $ 25,141
                                    ------   ------   ------------   -----------   -----------   ---------
                                    ------   ------   ------------   -----------   -----------   ---------



SEE ACCOMPANYING NOTES.

                          Earle M. Jorgensen Company
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)


                                                                   YEAR ENDED MARCH 31,
                                                           ------------------------------------
                                                              1996         1995         1994
                                                           ----------   ----------   ----------
OPERATING ACTIVITIES:
Net income (loss)                                          $ (29,311)   $  19,919    $  (4,306)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Inventory adjustment                                       26,882           --           --
   Asset write-downs                                           9,205           --           --
   Depreciation and amortization                              12,022       14,135       14,680
   Amortization of debt issue costs and discount on
     senior notes included in interest expense                 2,279        2,253        2,040
   Accrued postretirement benefits                              (256)        (360)        (268)
   ESOP expense contributed to capital                         3,401        7,694        6,005
   Deferred income taxes                                      (9,650)       2,060           --
   Gain on sale of property, plant and equipment                (559)        (665)        (387)
   Debt forgiveness charge from pre-payment of note
     receivable                                                   --           51          530
   Provision for bad debts                                     1,362        1,456        1,414
   Increase in cash surrender value of life insurance
     over premiums paid                                       (1,894)      (1,381)      (1,909)
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable              40,065      (42,384)     (11,842)
      Increase in inventories, excluding inventory
        adjustment                                            (5,245)     (27,524)     (17,554)
      Decrease (increase) in other current assets              2,921       (2,489)        (490)
      Increase in accounts payable and accrued liabilities    19,241       14,360       10,690
   Other                                                      (3,405)      (2,326)      (2,843)
                                                           ----------   ----------   ----------
Net cash provided by (used in) operating activities           67,058      (15,201)      (4,240)
                                                           ----------   ----------   ----------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                   (16,658)     (16,177)     (12,371)
Proceeds from the sale of property, plant and equipment        1,158        3,851       10,731
Proceeds from  note receivable                                    --        1,695        6,395
Premiums paid on life insurance policies                      (1,530)      (2,661)      (4,265)
Proceeds from redemption of life insurance policies              925        2,940           --
                                                           ----------   ----------   ----------
   Net cash provided by (used in) investing activities       (16,105)     (10,352)         490
                                                           ----------   ----------   ----------



SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                 Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)

                                                                   YEAR ENDED MARCH 31,
                                                           ------------------------------------
                                                              1996         1995         1994
                                                           ----------   ----------   ----------
FINANCING ACTIVITIES:
Net borrowings (payments) under revolving loan
  agreements                                               $ (19,747)   $  (4,309)   $  21,927
Borrowings on cash surrender value of life insurance
  policies                                                        --       25,331           --
Proceeds from issuance of industrial revenue bonds                --        4,500        4,300
Other borrowings (payments), net                               3,291        1,811       (5,365)
Increase in debt issue costs                                      --         (295)        (263)
Cash dividend to Parent                                      (22,289)      (3,654)      (5,898)
                                                           ----------   ----------   ----------
Net cash provided by (used in) financing activities          (38,745)      23,384       14,701
                                                           ----------   ----------   ----------

Net increase (decrease) in cash                               12,208       (2,169)      10,951
Cash at beginning of period                                   10,615       12,784        1,833
                                                           ----------   ----------   ----------

Cash at end of period                                      $  22,823    $  10,615    $  12,784
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------


SEE ACCOMPANYING NOTES.

                          Earle M. Jorgensen Company

                  Notes to Consolidated Financial Statements

                                March 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION--The Company became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (the Parent) as the result of a series of business combinations and mergers effective April 1, 1990.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including Kilsby Jorgensen Steel and Aluminium Ltd. (EMJ (UK)) (formerly Kilsby-Roberts Ltd.), Kilsby Jorgensen Steel & Aluminum S.A. de C.V. (EMJ (Mexico)), and Earle M. Jorgensen (Canada) Inc. (EMJ (Canada)) (formerly Kilsby Jorgensen Steel and Aluminum Inc.) operating in the United Kingdom, Mexico and Canada, respectively. Net losses from these foreign operations totaled $3,454,000 in 1994 and $114,000 in 1995. In fiscal 1996, foreign operations generated $357,000 of net income. All significant intercompany accounts and transactions have been eliminated.

Certain amounts reported in prior years have been reclassified to conform to the 1996 presentation.

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION--The Company recognizes revenue when products are shipped.

RESTRUCTURING AND CONSOLIDATIONS--In September 1995, the Company implemented a plan designed to enhance operating productivity and efficiencies. As a result, a restructuring charge of $12,776,000 was recorded to cover the costs associated with a 7% reduction in the Company's workforce ($3,571,000) and included write-downs or write-offs of certain property, plant and equipment ($9,205,000), a portion of which ($3,330,000) was the excess purchase price or "step-up" allocated to the net book values of such assets at the time of the Company's merger in 1990.

Commencing in fiscal 1993, the Company implemented a consolidation program to combine certain service centers serving the same market. The Company recorded charges of $715,000 and $1,282,000 during fiscal 1995 and 1994, respectively, related to the physical relocation of employees, equipment, inventory, severance costs and costs to dispose of facilities.

PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment is recorded at cost. Additions, renewals and betterments are capitalized; maintenance and repairs which do not extend useful lives are expensed as incurred. Gains or losses from disposals are reflected in income and the related costs and accumulated depreciation are removed from the accounts. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment. Leasehold improvements are amortized over the terms of the respective leases.

Effective July 1, 1995, the Company extended the useful lives for the step-up of property, plant and equipment resulting from the 1990 merger through fiscal 2008. As a result, amortization expense in fiscal 1996 was reduced approximately $3.3 million on a comparative basis, and such reduced amortization will continue through each of the fiscal years ending 1997 through 2000.

                          Earle M. Jorgensen Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK--The Company sells the majority of its products throughout the United States, Canada, Mexico and Europe. Sales to the Company's recurring customers are generally made on open account terms while sales to occasional customers are made on a C.O.D. basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. The Company establishes an allowance for potential credit losses based upon factors surrounding the credit risk for specific customers, historical trends and other information; such losses have
been within management's expectations.   The Company's receivable allowances
at March 31, 1996 and 1995 were $1,017,000 and $1,146,000, respectively.
Management believes there are no concentrations of credit risk as of March 31, 1996.

DEBT ISSUE COST--Debt issue costs are deferred and amortized to interest expense over the life of the underlying indebtedness, ranging from five to seven years as of March 31, 1996. The amortization of debt issue costs aggregated $2,112,000, $2,117,000 and $2,040,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Accumulated amortization of debt issue costs was $6,436,000 and $4,324,000 at March 31, 1996 and 1995,
respectively.

FOREIGN CURRENCY TRANSLATION--The assets and liabilities of the foreign subsidiaries have been translated into U.S. dollars using the year-end exchange rates. Revenues, costs and expenses have been translated at average exchange rates for each year. Adjustments resulting from translation of foreign currency financial statements are reflected as a separate component of stockholder's equity. Exchange gains and losses from foreign currency transactions are included in operations in the period in which they occur.

CASH AND STATEMENTS OF CASH FLOWS--Cash represents disbursements and deposits not yet funded by or applied to the Company's Revolving Credit Facility as of a balance sheet date. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

For the years ended March 31, 1996, 1995 and 1994 cash paid for interest on borrowings was $37,310,000, $31,592,000 and $26,457,000, and cash paid for income taxes was $677,000, $1,056,000 and $484,000, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In fiscal 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations or are expected to be disposed of, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets. There were no impairment losses recorded in fiscal 1996 as the result of adopting SFAS No. 121.

2. INVENTORIES

Inventories represent materials held for sale at the Company's service center locations. Substantially all inventories are valued at the lower of cost
(using the last-in, first-out (LIFO) method) or market.   If the first-in,
first-out (FIFO) method of inventory valuation had been used by the Company, inventories would have been higher by $5,187,000 at March 31, 1996 and lower by $4,523,000 at March 31, 1995.

In February 1995, the Company began the implementation of a new enhanced inventory and management information system. To ensure the accuracy of the conversion of the perpetual inventory records, the Company performed physical inventory counts and other procedures at all of its locations during the second, third and fourth quarters of fiscal 1996. The Company identified a difference between the perpetual inventory records and the general ledger amounting to $26.9 million and, accordingly, has recorded a charge to cost of sales for this difference in the fourth quarter of fiscal 1996.

                          Earle M. Jorgensen Company

3.  NET PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation at March 31, 1996 and 1995 consisted of the following:

                                           --------------------------
                                                1996          1995
                                           ------------  ------------
     Land                                  $ 34,178,000  $ 38,972,000
     Buildings and improvements              51,895,000    45,742,000
     Machinery and equipment                103,012,000   103,182,000
                                           ------------  ------------
                                            189,085,000   187,896,000
     Less accumulated depreciation           54,826,000    48,191,000
                                           ------------  ------------
       Net property, plant and equipment   $134,259,000  $139,705,000
                                           ------------  ------------
                                           ------------  ------------

4. CASH SURRENDER VALUE OF LIFE INSURANCE

The Company is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company including certain current employees of the Company and its Parent. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company and predecessor companies. These policies are designed to provide cash to the Company to repurchase shares held by employees in the ESOP and shares held individually by employees upon the termination of their employment.

The Company uses borrowings from the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on those policies and to fund working capital needs. As of March 31, 1996, approximately $4,300,000 was available for future borrowings.


                                SURRENDER VALUE     LOANS        NET CASH
                                 BEFORE LOANS    OUTSTANDING  SURRENDER VALUE
                                ---------------------------------------------
     BALANCE AT MARCH 31, 1996    $77,527,000    $65,928,000    $11,599,000
     Balance at March 31, 1995     64,691,000     55,591,000      9,100,000


Interest expense on outstanding loans in fiscal 1996, 1995 and 1994 totaled $7,173,000, $4,709,000 and $2,284,000, respectively.

                          Earle M. Jorgensen Company

5. LONG-TERM DEBT

Long-term debt at March 31, 1996 and 1995 consisted of the following:

                                                                    1996          1995
                                                                ------------  ------------
     Revolving loans due March 3, 1998                          $105,862,000  $125,609,000
     10-3/4% Senior Notes due March 1, 2000                      154,473,000   154,339,000
     Industrial Development Revenue Bonds:
       Payable in annual installments of $500,000
        commencing June 1, 1998, interest at 9%                    4,000,000     4,000,000
       Payable in annual installments of $625,000,
        interest at 68% of prime                                          --       210,000
       Payable in annual installments of $440,000,
        interest at 65% of prime                                          --       440,000
       Payable in annual installments of $715,000
        commencing December 1, 2004, interest at 5.25%             4,300,000     4,300,000
       Payable in annual installments of $900,000
        commencing September 1, 2000, interest at 8.5%             4,500,000     4,500,000
     Purchase money financing, payable in monthly
       installments of principal of $79,000 plus interest
       through July, 2003; interest at one month
       LIBOR plus 3.25%                                            6,817,000     2,876,000
                                                                ------------  ------------
                                                                 279,952,000   296,274,000
     Less current portion                                            950,000     1,010,000
                                                                ------------  ------------
                                                                $279,002,000  $295,264,000
                                                                ------------  ------------
                                                                ------------  ------------

Aggregate maturities of long-term debt are as follows: $950,000 in 1997; $106,812,000 in 1998; $1,450,000 in 1999; $155,923,000 in 2000; $2,350,000 in
2001; and $12,467,000 thereafter.

The fair value of the Company's Senior Notes at March 31, 1996 was $151,187,000 based on the quoted market price as of that date. The carrying values of all other long-term debt and other financial instruments at March 31, 1996 approximate fair value.

10-3/4% SENIOR NOTES

In March 1993, the Company refinanced its revolving and term loans by issuing $155 million of 10-3/4% Senior Notes and entering into a new $175 million revolving credit facility (Credit Agreement). The 10-3/4% Senior Notes were sold at 99.392% of face value resulting in a discount of $942,000 and an effective yield to maturity of 10-7/8%.

CREDIT AGREEMENT

The revolving loans, which allow maximum borrowings of $175 million, including letters of credit ($2.6 million outstanding at March 31, 1996), bear interest at a base rate (generally defined as the bank's prime lending
rate plus 1-1/2% or LIBOR plus 2.75%).   At March 31, 1996, the bank's prime
lending rate was 8.25% and LIBOR was 5.47%. In addition, borrowings under the revolving loans are limited to an amount equal to 85% of eligible trade receivables plus 46% of eligible inventories (as defined). Unused available borrowings under the revolving loans totaled $63.9 million at March 31, 1996. The revolving loans mature on March 3, 1998. Borrowings under the revolving loans are secured by a lien on all domestic inventory and accounts receivable of the Company.


                                     F-11

                          Earle M. Jorgensen Company

5. LONG-TERM DEBT (CONTINUED)

CREDIT AGREEMENT (CONTINUED)

Under the Credit Agreement the Company is obligated to pay certain fees including an unused commitment fee of 0.5%, payable quarterly in arrears, and letter of credit fees of 2-3/4% per annum of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus issuance, fronting, amendment and other standard fees. The Company paid loan commitment fees totaling $218,000 in 1996, $193,000 in 1995 and $128,000 in
1994.

The Credit Agreement contains financial covenants in respect of maintenance of minimum consolidated net worth, working capital and fixed charge coverage ratio (as defined). The Credit Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends and other restricted payments by the Company and its subsidiaries in respect to their capital stock, and certain transactions with affiliates. On June 20, 1996, the Company requested and received amendments to the covenants relating to consolidated net worth and fixed charge ratio.

OTHER

The Company issues industrial revenue bonds in connection with significant facility improvements or construction projects. The purchase money financing of $6,817,000 represents the net borrowings under a loan agreement entered into on March 27, 1995 which provided up to $7,500,000 for the expansion or acquisition of facilities and purchase of equipment. These obligations are secured by the underlying assets acquired or constructed with the proceeds from such agreements.

6. INCOME TAXES

The Company is included in the consolidated tax returns of the Parent. Pursuant to an agreement with the Parent, the Company calculates its tax provision as though it filed separate returns.

The Company records deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities. Deferred taxes are also recorded for the future benefit of tax loss and tax credit carryforwards. Consistent with SFAS No. 109, "Accounting for Income Taxes" a valuation allowance has been recognized for certain deferred tax assets, which management believes are not likely to be realized.

At March 31, 1996, the Company has net operating loss carryforwards of $70,000,000 for Federal income tax purposes. These carryforwards resulted from the Company's losses during 1993 and 1996, and expire in years 2009 and 2011, respectively. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations. In addition, use of the Company's net operation loss carryforwards and other tax attributes may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three year period subsequent to a loss year.

At March 31, 1996, the Company had foreign loss carryforwards of approximately $4,946,000 for income tax which are available to offset future income indefinitely and loss carryforwards of approximately $2,903,000 which have certain limitations. Deferred tax assets have not been recognized for the loss carryforwards of the Company's foreign subsidiaries.

                          Earle M. Jorgensen Company

6. INCOME TAXES (CONTINUED)

The Company's federal income tax returns for the years ended 1993 and 1994 are currently under examination by the Internal Revenue Service (the "Service"). During fiscal 1996, the Service concluded its examination of the Company's income tax returns for the years ended 1991 and 1992 with no material adjustments.

Significant components of the Company's deferred income tax assets and liabilities at March 31, 1996 and 1995 are as follows:

                                                            1996         1995
                                                      ------------  -----------
     Deferred tax liabilities:
       Tax over book depreciation                     $ 12,970,000  $12,200,000
       Purchase price adjustments                       45,380,000   48,460,000
                                                      ------------  -----------
     Total deferred tax liabilities                     58,350,000   60,660,000
                                                      ------------  -----------
     Deferred tax assets:
       Net operating loss carryforwards                 27,550,000   16,000,000
       Other                                             7,990,000    6,300,000
       Valuation allowance for deferred tax assets     (10,000,000)  (4,100,000)
                                                      ------------  -----------
     Net deferred tax assets                            25,540,000   18,200,000
                                                      ------------  -----------
     Net deferred tax liabilities                     $ 32,810,000  $42,460,000
                                                      ------------  -----------
                                                      ------------  -----------

Income before taxes consists primarily of income (loss) from the Company's domestic operations and also includes pre-tax income (loss) of $359,000, $(114,000) and $(3,454,000) from the Company's foreign operations for fiscal 1996, 1995 and 1994, respectively.

  Significant components of the provision for income taxes attributable to continuing operations for the years ended March 31, 1996, 1995 and 1994 are as follows:

                                       1996         1995         1994
                                   ------------  -----------  ----------
     Current:
       Federal                     $         --  $   516,000  $       --
       State                            676,000      991,000          --
       Foreign                               --           --          --
                                   ------------  -----------  ----------
       Total current                    676,000    1,507,000          --
                                   ------------  -----------  ----------
     Deferred:
       Federal                      (12,240,000)   3,079,000          --
       State                         (3,235,000)   1,101,000          --
       Foreign                               --           --          --
       Valuation allowances           5,862,000   (2,200,000)         --
                                   ------------  -----------  ----------
       Total deferred                (9,613,000)   1,980,000          --
                                   ------------  -----------  ----------
                                   $ (8,937,000) $ 3,487,000  $       --
                                   ------------  -----------  ----------
                                   ------------  -----------  ----------

                          Earle M. Jorgensen Company

6. INCOME TAXES (CONTINUED)

The reconciliation of the income tax provision (benefit) differs from that which would result from applying the U.S. statutory rate as follows:



                                                                       1996         1995         1994
                                                                   ------------  -----------  -----------
Expected tax (benefit) at statutory rate                           $(13,387,000) $ 8,192,000  $(1,507,000)
State tax expense (benefit), net of Federal taxes                    (1,876,000)     942,000     (224,000)
Net increase in cash surrender values of life insurance              (1,607,000)  (1,306,000)    (574,000)
State franchise and capital taxes                                       423,000      421,000      412,000
Effect of Internal Revenue Service examination                          792,000           --           --
Benefit of foreign tax loss carryforward                               (126,000)          --           --
Financial statement net operating loss without current tax
 benefit                                                                     --           --    1,911,000
Tax benefit of credit carryovers                                             --     (846,000)          --
Change in valuation reserve                                           5,862,000   (2,200,000)          --
Other                                                                   982,000   (1,716,000)     (18,000)
                                                                   ------------  -----------  -----------
  Income tax (benefit) expense                                     $ (8,937,000) $ 3,487,000  $        --
                                                                   ------------  -----------  -----------
                                                                   ------------  -----------  -----------


The change of $5,862,000 in the valuation allowance for deferred tax assets was due to the uncertainty of realizing the benefit during the tax loss carryforward period.

7. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN

The Company and its Parent have an Employee Stock Ownership Plan (ESOP) which covers nonunion employees of the Company who meet certain service requirements. The cost of the ESOP is borne by the Company through annual contributions to an Employee Stock Ownership Trust (ESOT) in amounts determined by the Plan Administrative Committee (the Committee). Contributions may be made in cash or shares of the Parent's stock as the Parent's Board of Directors may from time to time determine. Participants vest at a rate of 20% per year of service and become fully vested upon retirement, disability or death. Upon the occurrence of a participant's termination (as defined), retirement, disability, or death, the ESOP is required, by the terms of the ESOP, to either distribute the vested balance in stock or repurchase the vested balance (as determined by the Committee). If stock is distributed, it is accompanied by a put option to the Parent under terms defined in the ESOP. Shares of the Parent's Series A and B preferred and common stock held by the ESOP totaled 113,246, 17,957 and 3,089,774 at March 31, 1996, respectively. Contributions payable to the ESOT totaled $3,401,000, $7,694,000 and $6,005,000 in 1996, 1995 and 1994,
which represents 5% of eligible compensation in 1996, 11% in 1995 and 10% in 1994. The contribution for fiscal 1996 will be in the form of equity. The contribution for fiscal 1995 and 1994 was made in the form of common stock.

Although the Parent has not expressed any intent to terminate the plan, it has the right to do so at any time. In the event of such termination, participants become fully vested to the extent of the balances in their separate accounts and come under the put options as previously discussed.


                                     F-14

                          Earle M. Jorgensen Company

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company historically maintained noncontributory defined benefit pension plans covering substantially all former employees of a predecessor company not covered by union plans. The Hourly Plan and Salaried Plan provide benefits on years of service and the employee's compensation during the last ten years of employment. Net pension expense (income) for the Hourly Plan for the years ended March 31 1996, 1995 and 1994 was $500,000, $286,000, and
($27,000), respectively. There was no pension expense or income for the Salaried Plan for the years ended March 31, 1996, 1995 and 1994.

In September 1991, the Company's Board of Directors (Board) approved a restructuring of the Company's benefit package. In March 1992, the Salaried Plan was amended to set the benefits obligation equal to the overfunded value of the plan assets and in November 1992, such benefits were distributed to participants in settlement of the Salaried Plan obligations. In June 1993, the Company transferred the obligations and assets related to the non-union participants of the Hourly Plan to a newly created plan and amended the Plan's provisions to set the benefit obligation equal to the overfunded value of the plan assets. In November 1993, benefits totaling $7.2 million were paid to participants in settlement of these obligations. The assets of the Hourly Plan for union participants are held in trust and consist of bonds, equity securities and insurance contracts and the Company contributes at least the minimum required annually under ERISA.

The Company maintains an unfunded Supplemental Plan which provides benefits to highly compensated employees whose basic pension plan benefit is limited by the Internal Revenue Code. Net pension expense for the Supplemental Plan for the years ended March 31, 1996, 1995 and 1994 was $67,000, $228,000 and
$90,000, respectively. This plan is being dissolved since its benefits related to those provided by the Salaried Plan.

In addition to the Company's defined benefit pension plans, the Company sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution rate annually to compensate for the expected health care trend rate. The Company's policy is to fund the cost of medical benefits under this plan as they are submitted for reimbursement. Gains and losses realized from the remeasurement of the plan's liability are amortized to income over 3 years.

Information as of March 31, 1996, regarding the Hourly Plan, Supplemental Plan, and Postretirement Benefit Plan follows:

                                                HOURLY     SUPPLEMENTAL  POSTRETIREMENT
                                                 PLAN          PLAN           PLAN
                                              -----------  ------------  --------------
Projected benefit obligation                  $(8,498,000)  $(774,000)    $(2,779,000)
Fair value of plan assets                       8,094,000          --              --
Prepaid (accrued) pension costs                   244,000    (751,000)     (3,433,000)
Discount rate                                       7.25%       7.25%           7.25%
Expected long-term rate of return on assets         8.00%          --              --
Rate of increase in compensation levels             5.00%       5.00%              --


The discount rate, expected long-term rate of return on assets, and rate of increase in compensation levels used to calculate the expense under these plans for fiscal 1996, 1995 and 1994 were 8.25%, 8.00% and 5.00%;. 7.25%,
8.00% and 5.00% and 8.00%, 8.00% and 5.00%, respectively.

                          Earle M. Jorgensen Company

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

PENSION AND POSTRETIREMENT BENEFIT PLANS (CONTINUED)

The health care cost trend rate used in the calculation of cost (income) related to the postretirement health care plans was 9.5% grading down ratably to 5.5% by March 2004. A 1% increase in the assumed health care cost trend rate would have increased postretirement costs in fiscal 1996 by $52,000.

The health care cost trend rate used to calculate the accumulated postretirement benefit obligation was 9.5% for 1996, grading down ratably to 5.5% by March 2004. The health care cost trend rate assumption can have a significant effect on the amounts reported. A 1% increase in the assumed health care cost trend rate in each year would increase the projected benefit obligation as of March 31, 1996 by $364,000.

In accordance with union agreements, the Company also contributes to multiemployer defined benefit retirement plans covering substantially all union employees of the Company. Expenses incurred in connection with these plans totaled $1,771,000, $1,496,000 and $1,075,000 in 1996, 1995 and 1994,
respectively.

8. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases, under several agreements with varying terms, certain office and warehouse facilities, equipment and vehicles. Rent expense totaled $17,844,000, $16,636,000 and $16,053,000 for the years ended March
31, 1996, 1995 and 1994, respectively. The portion of rent expense paid to related parties totaled $443,000, $762,000 and $1,800,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Minimum rentals of certain leases escalate from time to time based on certain indices. At March 31, 1996 the Company was obligated under noncancelable operating leases for future minimum rentals as follows:

                                             PAYABLE TO
                                PAYABLE TO    RELATED
                                  OTHERS      PARTIES
                                -----------  ----------
         Fiscal year:
           1997                 $14,125,000   $489,000
           1998                  12,140,000    514,000
           1999                   9,910,000    514,000
           2000                   7,750,000    514,000
           2001                   6,186,000    514,000
           Thereafter            21,775,000    386,000

OTHER COMMITMENTS

In connection with the 1990 merger, the Company agreed to pay Kelso & Company, Inc. (Kelso), affiliates of which own the majority of Parent's common stock, an annual fee of $1.25 million each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. The Company also agreed to indemnify Kelso and its affiliates against certain claims, losses, damages and liabilities and expenses which may arise in connection with the merger. Fees and expenses paid to Kelso in connection with these agreements totaled $1,404,000, $1,414,000 and $1,376,000 during the years ended March 31, 1996,
1995 and  1994, respectively.

                          Earle M. Jorgensen Company

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL  CONTINGENCIES

The Company is currently involved with investigation and/or remediation activities at several current and formerly-owned facilities where soil and/or groundwater contamination is present or alleged. As of March 31, 1996, reserves totaling $1.7 million have been established to cover those future environmental costs which are known or can be reasonably estimated based on findings and recommendations from independent environmental consultants. In addition to the matters specified below, the Company is involved with several smaller clean up efforts for which it has reserved $25,000.

ALAMEDA STREET (LOS ANGELES). Remediation was completed in fiscal 1996 and the Company has received final approval from the County of Los Angeles authorities. Total costs incurred by the Company in connection with this project were $3.4 million, of which $1.7 million has been capitalized to the property. The Company was reimbursed $1.5 million of such costs by the lessee in accordance with a cost sharing agreement.

BRISTOL (PENNSYLVANIA). A remedial action plan was submitted and approved by the Pennsylvania regulatory agency. The Company has an agreement with the former owner of the property who has agreed to pay 75% of certain remediation costs up to $3.0 million. The project's cost to date has been $3.8 million, which has been paid by the Company. Estimated remaining costs approximate $350,000, which amount has been reserved at March 31, 1996. The former owner's share of total remediation costs incurred or to be incurred is $1.5 million of which $200,000 has been paid and $1.3 million is recorded as a receivable as of March 31, 1996.

FORGE (SEATTLE/KENT, WA). The Company has indemnified the purchasers of its former Forge facility for remediation of certain conditions at the facility and at an off-site disposal site existing at the date of purchase. In addition, the Company indemnified such purchasers for up to $2.5 million of remediation and investigation costs associated with or related to the environmental conditions existing at the time of sale and discovered after
the closing and for which claims were made prior to July 2, 1995.   No such
claims were made. As of March 31, 1996, the remediation and investigation costs of the Forge facility have totaled $1.9 million with an estimated $1,025,000 needed for completion. As of March 31, 1996, remediation and investigation costs at the disposal site have totaled $303,000 with a remaining $65,000 estimated for completion of the cleanup. The Company has reserved $1,090,000 at March 31, 1996 for such remaining remediation costs.

UNION (NEW JERSEY). During fiscal 1994, the Company was notified by the current owner that it has potential responsibility for the environmental contamination of a property formerly owned by a subsidiary and disposed of by such subsidiary prior to its acquisition by the Company. The prior owner of such subsidiary has also been notified of its potential responsibility. At this time, the Company does not have sufficient information regarding the site evaluation and other relevant factors to estimate its liability, if any.

Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that many require expenditures not currently anticipated and that may be material.

OTHER

The Company is involved in litigation in the normal course of business. In the opinion of management, these matters will be resolved without a material impact on the Company's financial position or results of operations.

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


  Schedule                                                      Sequentially
   Number             Description of Schedules*                 Numbered Page
   ------             -------------------------                 -------------

EARLE M. JORGENSEN COMPANY:

Schedule II     Valuation and Qualifying Accounts and Reserves        S-2


_______________

* All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



                                    S-1
                                     49

                         EARLE M. JORGENSEN COMPANY

        SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             COLUMN A                            COLUMN B                COLUMN C                  COLUMN D           COLUMN E
  ---------------------------------        -------------------     ------------------     -----------------------    ----------
                                                BALANCE AT             CHARGES TO           BAD DEBTS CHARGED          BALANCE AT
           DESCRIPTION                     BEGINNING OF PERIOD     COSTS AND EXPENSES     OFF (NET OF RECOVERIES)    END OF PERIOD
  ---------------------------------        -------------------     ------------------     -----------------------    -------------
Year ended March 31, 1996
     Allowance for doubtful accounts....            $1,146,000             $1,362,000                $(1,491,000)       $1,017,000

Year ended March 31, 1995
     Allowance for doubtful accounts....               972,000              1,456,000                 (1,282,000)        1,146,000

Year ended March 31, 1994

     Allowance for doubtful accounts....               902,000              1,414,000                (1,344,000)           972,000


                              INDEX TO EXHIBITS


 Exhibit                                                                           Sequentially
 Number                    Description of Exhibit                                  Numbered Page
 ------                    ----------------------                                  -------------
EARLE M. JORGENSEN COMPANY:

10.58 Form of Seventh Amendment dated as of June 20, 1996 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents.

12.1     Statement of Computation of Number of Times Fixed Charges Earned.

22.1     Listing of the Company's Subsidiaries

27       Financial Data Schedule
