Form 10-Q
period 1996-06-30
JORGENSEN EARLE M CO /DE/
filed 1996-08-05
CIK 54003

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549


                                      FORM 10-Q


[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the fiscal quarter ended June 30, 1996

                                          OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  5-10065
                        --------


                              EARLE M. JORGENSEN COMPANY
                (Exact name of registrant as specified in its charter)


               Delaware                                   95-0886610
     -------------------------------                   -------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     3050 East Birch Street, Brea, California            92621
     ----------------------------------------          -------
     (Address of principal executive offices)          (Zip Code)

                   Registrant's telephone number:    (714) 579-8823
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
     -----          -----

State the aggregate market value of the voting stock held by non-affiliates of
the registrant.   None
                  ----

Outstanding common stock, par value $.01 per share, at July 31, 1996 -
128 SHARES
- ----------

                              EARLE M. JORGENSEN COMPANY
                                  TABLE OF CONTENTS


                                                                      PAGE
                                                                      ----

PART I  -  FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at June 30, 1996 (unaudited)
             and March 31, 1996                                         2

          Consolidated Statements of Operations for the
             Three Months Ended June 30, 1996 and 1995 (unaudited)      3

          Consolidated Statements of Cash Flows for the
             Three Months Ended June 30, 1996 and 1995 (unaudited)      4

          Notes to Consolidated Financial Statements                    5


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        6


PART II - OTHER INFORMATION                                             8

SIGNATURES                                                              9

PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                JUNE 30,                MARCH 31,
                                                                  1996                     1996
                                                             -----------                ---------
                                                              (unaudited)
ASSETS
Current assets:
   Cash                                                       $   14,778               $   22,823
   Accounts receivable, less allowance for doubtful
     accounts of $1,193 and $1,017 at June 30, 1996
     and March 31, 1996, respectively                            114,427                  113,664
   Inventories                                                   194,506                  188,452
   Other current assets                                            5,369                    4,513
                                                               ---------                ---------
Total current assets                                             329,080                  329,452

Property, plant and equipment, net of accumulated
   depreciation of $57,440 and $54,826 at June 30,
   1996 and March 31, 1996, respectively                         132,359                  134,259
Net cash surrender value of life insurance policies               15,053                   11,599
Debt issue costs, net of accumulated amortization                  5,468                    5,996
Other assets                                                       3,681                    3,605
                                                               ---------                ---------

Total assets                                                  $  485,641               $  484,911
                                                               ---------                ---------
                                                               ---------                ---------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                           $   88,432               $  112,551
   Accrued liabilities                                            37,624                   31,002
   Deferred income taxes                                          18,362                   18,362
   Current portion of  long-term debt                                950                      950
                                                               ---------                ---------
       Total current liabilities                                 145,368                  162,865

Long term debt                                                   291,267                  279,002
Deferred income taxes                                             14,448                   14,448
Other long-term liabilities                                        3,581                    3,455
                                                               ---------                ---------
                                                                 454,664                  459,770
                                                               ---------                ---------

Stockholder's equity:
   Preferred stock, $.01 par value; 200 shares authorized and
      unissued                                                     -                        -
   Common stock, $.01 par value; 2,800 shares authorized;
      128 shares issued and outstanding                            -                        -
   Additional paid in capital                                    173,523                  173,523
   Foreign currency translation adjustment                        (5,604)                  (5,748)
   Accumulated deficit                                          (136,942)                (142,634)
                                                               ---------                ---------
       Total stockholder's equity                                 30,977                   25,141
                                                               ---------                ---------

Total liabilities and stockholder's equity                    $  485,641               $  484,911
                                                               ---------                ---------
                                                               ---------                ---------


SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED
                                                   ------------------------
                                                    JUNE 30,      JUNE 30,
                                                      1996          1995
                                                   ----------    ----------
                                                          (unaudited)

          Revenues                                $  258,430    $  265,891

          Cost of sales                              184,744       186,162
                                                   ----------    ----------

             Gross profit                             73,686        79,729

          Expenses:
           Warehouse and delivery                     31,577        32,030
           Selling                                    10,459        11,914
           General and administrative                 16,104        21,494
                                                   ----------    ----------

             Total expenses                           58,140        65,438
                                                   ----------    ----------

          Income from operations                      15,546        14,291

          Net interest expense                         9,805         9,771
                                                   ----------    ----------


          Income before income taxes                   5,741         4,520

          Income tax expense                              49         1,414
                                                   ----------    ----------

          Net income                              $    5,692    $    3,106
                                                   ----------    ----------
                                                   ----------    ----------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                              THREE MONTHS ENDED
                                                                        ----------------------------
                                                                       JUNE 30,            JUNE 30,
                                                                         1996                1995
                                                                       --------            --------
                                                                                 (unaudited)
OPERATING ACTIVITIES
Net Income                                                              $ 5,692             $ 3,106
Adjustments to reconcile net income to net cash provided
   by (used in) operations:
      Depreciation and amortization                                       2,627               3,999
      Amortization of debt issue costs and discount on senior notes         502                 563
      Gain on sale of property, plant and equipment                        (104)                (15)
      ESOP contribution                                                   1,671               2,422
      Provision for bad debts                                               279                 508
      Changes in assets and liabilities:
         Accounts receivable                                             (1,042)              6,776
         Inventories                                                     (6,054)            (33,783)
         Increase in cash surrender value of life insurance              (3,454)             (2,225)
         Accounts payable and accrued liabilities                       (19,167)             24,362
         Accrued postretirement benefits                                    -                  (135)
         Current and deferred income taxes                                  -                   955
         Other                                                             (948)                 25
                                                                       --------            --------

         Net cash provided by (used in) operating activities            (19,998)              6,558
                                                                       --------            --------

INVESTING ACTIVITIES
Additions to property, plant and equipment                                 (562)             (6,198)
Proceeds from the sale of property, plant and equipment                     216                  15
                                                                       --------            --------

         Net cash used in investing activities                             (346)             (6,183)
                                                                       --------            --------

FINANCING ACTIVITIES
Borrowings (payments) under revolving loan agreements                    12,537              (7,418)
Other (payments) borrowings                                                (238)              2,138
                                                                       --------            --------

         Net cash provided by (used in) financing activities             12,299              (5,280)
                                                                       --------            --------

NET DECREASE IN CASH                                                     (8,045)             (4,905)
Cash at beginning of period                                              22,823              10,615
                                                                       --------            --------

CASH AT END OF PERIOD                                                  $ 14,778             $ 5,710
                                                                       --------            --------
                                                                       --------            --------

SEE ACCOMPANYING NOTES.


EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

1.  BASIS OF PRESENTATION

    The Earle M. Jorgensen Company is a wholly owned subsidiary of the Earle M. Jorgensen Holding Company, Inc. ("Holding").

    The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries including Kilsby Jorgensen Steel and Aluminium Ltd. (EMJ (UK)), Kilsby Jorgensen S.A. de C.V. (EMJ (Mexico)), Earle M. Jorgensen (Canada) Inc. (EMJ (Canada)) and Stainless Insurance Ltd., a captive insurance subsidiary (EMJ (Bermuda)). All significant intercompany accounts and transactions have been eliminated.

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at June 30, 1996 and the consolidated results of operations and cash flows for the three months ended June 30, 1996 and 1995. The consolidated results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

    Certain prior year amounts have been reclassified to conform with the current year presentation.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

REVENUE. Revenues for the first quarter of fiscal 1997 were $258.4 million, compared to $265.9 million for the same period in fiscal 1996. Revenues from U.S. and foreign operations were $242.8 million and $15.6 million, compared to $249.1 million and $16.8 million, respectively, for the first quarter of fiscal 1996. For the first quarter of fiscal 1997, revenues from U.S. operations were generally impacted by lower demand and competitive pricing. Foreign revenues were adversely impacted primarily by local economic and competitive conditions in the UK and Canada, partially offset by increased revenues in Mexico.

GROSS PROFIT.   Gross profit for the first quarter of fiscal 1997 was $73.7 million, compared to $79.7 million for the same period in fiscal 1996. Consolidated gross margin for the fiscal 1997 and 1996 periods was 28.5% and 30.0%, respectively. The first three months of fiscal 1997 included a LIFO credit of $0.2 million compared to a charge of $1.2 million in the same period of fiscal 1996. Foreign gross profits were $3.7 million and gross margin was 23.5%, compared to $3.8 million and 22.6%, respectively, for the comparable period in fiscal 1996. Exclusive of foreign operations and LIFO charges, the U.S. gross margin was 28.8% for the first quarter of fiscal 1997 compared to 30.6% for the comparable period in fiscal 1996. The 1.8% decrease primarily resulted from changes in sales mix, lower commodity costs and competitive pricing pressures.

EXPENSES. Total operating expenses for the first quarter of fiscal 1997 were $58.1 million, compared to $65.4 million for the same period in fiscal 1996. As a percentage of revenues, these expenses were 22.5% and 24.6% in the fiscal 1997 and 1996 periods, respectively.

Warehouse and delivery expenses for the first quarter of fiscal 1997 were $31.6 million (12.2% of revenues), compared to $32.0 million (12.1% of revenues) for the same period in fiscal 1996. The fiscal 1997 period included lower compensation expense, resulting primarily from a decrease in manpower attributable to the workforce realignment completed in the second half of fiscal 1996, partially offset by expenses related to certain contracted shipping management services.

Selling expenses for the first quarter of fiscal 1997 were $10.5 million (4.1% of revenues), compared to $11.9 million (4.5% of revenues) for the same period in fiscal 1996. The improvements were primarily the result of lower compensation expenses.

General and administrative expenses were $16.1 million (6.2% of revenues) during the first quarter of 1997 compared to $21.5 million (8.1% of revenues) for the same period in fiscal 1996. The fiscal 1997 period benefited from lower amortization of step-up of property, plant and equipment, lower compensation expenses, and higher dividend income earned from life insurance contracts maintained by the Company.

NET INTEREST EXPENSE. Net interest expense was $9.8 million for the first quarter of both fiscal 1997 and 1996. The fiscal 1997 period was impacted primarily by lower interest expense related to the Company's Revolving Credit Facility as compared to the fiscal 1996 period, offset by higher interest expense associated with increased levels of borrowings against the cash surrender value of certain life insurance policies maintained by the Company in the fiscal 1997 period. The average outstanding indebtedness during the first quarter of fiscal 1997 was $300.2 million, compared to $292.9 million for the same period in fiscal 1996, and the weighted average interest rate on such indebtedness was 9.63% and 10.13%, respectively. The Company's Revolving Credit Facility borrowings, representing $118.4 million and $118.2 million in principal amount of total indebtedness at June 30, 1996 and 1995, respectively, is at a floating interest rate (8.51% at June 30, 1996). The average interest rate on such indebtedness for the first quarter of fiscal 1997 was 8.50% as compared to 9.66% in fiscal 1996. The interest rates on the 10-3/4% Senior Notes and on the borrowings under the life insurance policies are fixed.

INCOME TAXES. Income tax expense for the first quarter of fiscal 1997 was virtually eliminated by the recognition of tax benefits associated with the Company's loss carryforwards. No such benefits were available for the fiscal 1996 period.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated funds, funds available to it under its Revolving Credit Facility and borrowings against certain life insurance policies. At June 30, 1996, the Company had available borrowings of $54.1 million under the Revolving Credit Facility and approximately $5.6 million of available borrowings against the cash surrender value of life insurance policies. The indebtedness under the Revolving Credit Agreement is secured by the Company's inventory and accounts receivable, and future availability under the Revolving Credit Facility is determined by prevailing levels of the Company's eligible accounts receivable and inventory offset by outstanding letters of credit, certain guarantees and other obligations.

The Company's cash requirements for debt service and related obligations through the end of fiscal 1997 will consist primarily of interest payments under its Revolving Credit Facility, interest payments on the Senior Notes, dividends to Holding to provide for the repurchase of capital stock from departing stockholders pursuant to Holding's Stockholder Agreement and the Company's employee stock ownership plan ("ESOP"), and principal and interest payments on the Company's industrial revenue bond and purchase money indebtedness. As of June 30, 1996, principal payments required by the Company's currently outstanding industrial revenue bond and purchase money indebtedness amount to $0.7 million in fiscal 1997, $1.0 million in fiscal 1998, $1.5 million in fiscal 1999, and $16.1 million in the aggregate thereafter through 2010. The Company will not be required to make any principal payments against the Senior Notes or the Revolving Credit Facility until 2000 and 1998, respectively. The Company is in compliance with the covenants contained in the Revolving Credit Facility, and the Company is not in default under the indenture governing the Senior Notes and the Company does not anticipate any default thereunder for the foreseeable future.

In fiscal 1997, approximately $4.8 million has been budgeted for capital expenditures. Approximately $3.2 million is for routine replacement of machinery and equipment and $1.6 million is for completing the implementation of the Company's information technology system. The Company expects to finance such expenditures from internal cash flows.

The Company's working capital at June 30, 1996 increased $17.1 million to $183.7 million when compared to $166.6 million at March 31, 1996. The increase was primarily attributable to higher inventory levels resulting from the establishment of additional regional depots and lower accounts payable resulting from the acceleration of discounting supplier invoices. This was partially offset by higher accruals for operating expenses.

Net cash used in operating activities during the first quarter of fiscal 1997 was $20.0 million, compared to net cash generated of $6.6 million in the same period of fiscal 1996. The cash flows for the fiscal 1997 period were impacted by the reduction of accounts payable resulting from discounting supplier invoices, and lower levels of collections of accounts receivable resulting from lower sales in the first quarter of fiscal 1997 when compared to the same period in fiscal 1996. Net cash flows from operations during the first three months of fiscal 1997 were also impacted by lower inventory growth and higher earnings when compared to the same period in fiscal 1996.

Net cash used in investing activities was $0.3 million during the first quarter of fiscal 1997, compared to $6.2 million in the same period of fiscal 1996. The decrease was primarily attributable to a reduction in the Company's 1997 capital expenditures budget. Capital expenditures in the first three months of the prior year included the acquisition of the Company's Tulsa, Oklahoma facility and expansions or enhancements to the Charlotte, Indianapolis, Detroit and Cincinnati facilities.

Net cash provided by financing activities during the first quarter of fiscal 1997 was $12.3 million, compared to net cash used of $5.3 million in the same period of fiscal 1996. The cash flows for the fiscal 1997 period were primarily impacted by higher borrowings under the Company's Revolving Credit Facility resulting from the acceleration of discounting supplier invoices, and the establishment of additional regional inventory depots.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

As of June 30, 1996, the Company believes that its sources of liquidity and capital resources are sufficient to meet all current and foreseeable working capital and capital expenditures requirements.


PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  EXHIBITS

         Exhibit 27.  Financial Data Schedule.

    (b)  REPORTS

         The Registrant was not required to file a Form 8-K during the quarter ended June 30, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  EARLE M. JORGENSEN COMPANY


                                  /s/ Neven C. Hulsey
                                  -------------------
Date: August 5, 1996              Neven C. Hulsey
                                  President, Chief Executive Officer



                                  /s/ Charles P. Gallopo
                                  ----------------------
Date: August 5, 1996              Charles P. Gallopo
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)