Form 10-Q
period 1996-09-27
JORGENSEN EARLE M CO /DE/
filed 1996-10-24
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 27, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  5-10065


                           EARLE M. JORGENSEN COMPANY
             (Exact name of registrant as specified in its charter)


        Delaware                                              95-0886610
-------------------------------                            --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

3050 East Birch Street, Brea, California                       92822
----------------------------------------                   ---------
(Address of principal executive offices)                     (Zip Code)

              Registrant's telephone number:         (714) 579-8823
                                                      -------------


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

Outstanding common stock, par value $.01 per share, at September 30, 1996 - 128 shares
----------

                           EARLE M. JORGENSEN COMPANY
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 27, 1996 (unaudited)
            and March 31, 1996                                                 2

         Consolidated Statements of Operations for the Three Months
            and Six Months Ended September 27, 1996 and September 29, 1995
             (unaudited)                                                       3

         Consolidated Statements of Cash Flows for the Six Months
            Ended September 27, 1996 and September 29, 1995 (unaudited)        4

         Notes to Consolidated Financial Statements                            5


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                   6


PART II - OTHER INFORMATION                                                    9

SIGNATURES                                                                    10

PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         September 27, March 31,
                                                              1996        1996
                                                           ------------ --------
                                                           (UNAUDITED)

ASSETS
Current assets:
   Cash                                                    $   16,673   $ 22,823
   Accounts receivable, less allowance for doubtful
      accounts of $1,533 and $1,017 at September 27, 1996
      and March 31, 1996, respectively.                       111,755    113,664
   Inventories                                                203,389    188,452
   Other current assets                                         6,741      4,513
                                                           ----------   --------
    Total current assets                                      338,558    329,452
                                                           ----------   --------

Property, plant and equipment, net of accumulated
   depreciation of $57,911 and $54,826 at
   September 27, 1996 and March 31, 1996, respectively        129,667    134,259

Net cash surrender value of life insurance policies            17,040     11,599
Debt issue costs, net of accumulated amortization               4,940      5,996
Other assets                                                    3,706      3,605
                                                           ----------   --------
Total assets                                               $  493,911   $484,911
                                                           ----------   --------
                                                           ----------   --------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                        $   91,385   $112,551
   Accrued liabilities                                         35,315     31,002
   Deferred income taxes                                       18,362     18,362
   Current portion of long-term debt                              950        950
                                                           ----------   --------
      Total current liabilities                               146,012    162,865
                                                           ----------   --------
Long term debt                                                300,763    279,002
Deferred income taxes                                          14,648     14,448
Other long-term liabilities                                     3,497      3,455

Stockholder's equity:
   Preferred stock, $.01 par value; 200 shares authorized
      and unissued                                                  -          -
   Common stock, $.01 par value; 2,800 shares authorized;
      128 shares issued and outstanding                             -          -
   Additional paid in capital                                 173,523    173,523
   Foreign currency translation adjustment                     (5,455)    (5,748)
   Accumulated deficit                                       (139,077)  (142,634)
                                                           ----------   --------
      Total stockholder's equity                               28,991     25,141
                                                           ----------   --------
Total liabilities and stockholder's equity                 $  493,911   $484,911
                                                           ----------   --------
                                                           ----------   --------

See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)



                                            Three Months Ended                   Six Months Ended
                                      --------------------------------    -------------------------------
                                      September 27,      September 29,    September 27,     September 29,
                                          1996               1995             1996              1995
                                      -------------      -------------    -------------     -------------
Revenues                              $    246,973       $    243,396     $    505,403      $   509,287


Cost of sales                              178,478            176,316          363,222          362,478
                                      -------------      -------------    -------------     -------------

    Gross profit                            68,495             67,080          142,181          146,809


Expenses
 Warehouse and delivery                     33,209             32,375           64,786           64,405
 Selling                                    10,429             10,916           20,888           22,830
 General and administrative                 16,911             18,040           33,015           39,534
 Workforce realignment and
   asset write-downs                             -             12,776                -           12,776
                                      -------------      -------------    -------------     -------------
    Total expenses                          60,549             74,107          118,689          139,545
                                      -------------      -------------    -------------     -------------

Income (loss) from operations                7,946             (7,027)          23,492            7,264

   Net interest expense                      9,923             10,227           19,728           19,998
                                      -------------      -------------    -------------     -------------

Income (loss) before income taxes           (1,977)           (17,254)           3,764          (12,734)

   Income tax expense (benefit)                158             (6,041)             207           (4,627)
                                      -------------      -------------    -------------     -------------

Net income (loss)                     $     (2,135)      $    (11,213)    $      3,557      $    (8,107)
                                      -------------      -------------    -------------     -------------
                                      -------------      -------------    -------------     -------------


See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)



                                                                      Six Months Ended
                                                               -------------------------------
                                                               September 27,     September 29,
                                                                    1996             1995
                                                               -------------     -------------
OPERATING ACTIVITIES

Net income (loss)                                                  $  3,557         $  (8,107)
Adjustments to reconcile net income to net cash provided
   by (used in) operations:
      Depreciation and amortization                                   5,275             6,793
      Asset write-down to fair market value                               -             9,205
      Amortization of debt issue costs and discount                   1,139             1,136
      Gain on sale of property, plant and equipment                    (505)              (69)
      ESOP expense                                                    3,435             4,580
      Provision for bad debts                                           802             1,021
      Changes in assets and liabilities:
         Accounts receivable                                          1,107            28,466
         Inventories                                                (14,937)          (40,386)
         Increase in cash surrender value of life insurance          (5,441)           (3,572)
         Accounts payable and accrued liabilities                   (20,287)           16,703
         Accrued postretirement benefits                                120              (570)
         Current and deferred income taxes                              200            (5,445)
         Other                                                       (2,584)             (214)
                                                               -------------     -------------
         Net cash provided by (used in) operating activities        (28,119)            9,541
                                                               -------------     -------------

INVESTING ACTIVITIES

Additions to property, plant and equipment                           (1,435)          (13,029)
Proceeds from the sale of property, plant and equipment               1,710                69
                                                               -------------     -------------
         Net cash provided by (used in) investing activities            275           (12,960)
                                                               -------------     -------------

FINANCING ACTIVITIES

Borrowings under revolving loan agreements                           22,169             4,760
Other borrowings (payments), net                                       (475)            4,393
                                                               -------------     -------------

         Net cash provided by financing activities                   21,694             9,153
                                                               -------------     -------------

Net increase (decrease) in cash                                      (6,150)            5,734
Cash at beginning of period                                          22,823            10,615
                                                               -------------     -------------

Cash at end of period                                             $  16,673         $  16,349
                                                               -------------     -------------


See accompanying notes.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 1996

1.   BASIS OF PRESENTATION

     The Earle M. Jorgensen Company (the "Company") is a wholly owned subsidiary of Earle M. Jorgensen Holding Company, Inc. ("Holding").

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including Earle M.
     Jorgensen Company (UK) Ltd. (EMJ (UK)), Kilsby Jorgensen S.A. de C.V.
     (EMJ (Mexico)), Earle M. Jorgensen (Canada) Inc. (EMJ (Canada)) and Stainless Insurance Ltd., a captive insurance subsidiary (EMJ
     (Bermuda)). All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at September 27, 1996 and the consolidated results of operations for the three months and six months ended September 27, 1996 and September 29, 1995 and consolidated cash flows for the six months ended September 27, 1996 and September 29, 1995. The consolidated results of operations for the three months and six months ended September 27, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 29, 1995.

REVENUE. Revenues for the six months ended September 27, 1996 were $505.4 million, compared to $509.3 million for the same period in fiscal 1996.
Revenues from U.S. and foreign operations were $474.4 million and $31.0 million, compared to $476.7 million and $32.6 million, respectively, for the first six months of fiscal 1996. For the six months of fiscal 1997, revenues from U.S. operations were generally impacted by lower demand and competitive pricing. Foreign revenues were adversely impacted by general weaknesses in the local economies.

GROSS PROFIT.   Gross profit for the six months ended September 27, 1996 was
$142.2 million, compared to $146.8 million for the same period in fiscal 1996. Consolidated gross margin for the fiscal 1997 and 1996 periods was 28.1% and 28.8%, respectively. The first six months of fiscal 1997 included a LIFO credit of $0.7 million compared to a charge of $3.3 million in the same period of fiscal 1996. Foreign gross profits were $6.8 million and gross margin was 22.1%, compared to $7.1 million and 21.9%, respectively, for the comparable period in fiscal 1996. Exclusive of foreign operations and LIFO adjustments, the U.S. gross margin was 28.4% for the first six months of fiscal 1997 compared to 30.0% for the comparable period in fiscal 1996. The 1.6% decrease primarily resulted from competitive pricing pressures and decreasing stainless and aluminum commodity costs.

EXPENSES. Total operating expenses for the first six months of fiscal 1997 were $118.7 million, compared to $139.5 million for the same period in fiscal 1996. The fiscal 1996 period included a one-time charge of $12.8 million for workforce realignment and asset write-downs. As a percentage of revenues, these expenses were 23.5% in the fiscal 1997 period and 24.9% in the fiscal 1996 period, after excluding the one-time charge.

Warehouse and delivery expenses for the first six months of fiscal 1997 were $64.8 million (12.8% of revenues), compared to $64.4 million (12.8% of revenues) for the same period in fiscal 1996. The fiscal 1997 period included higher expenses for freight and contracted shipping management services resulting primarily from the establishment of additional regional inventory depots.

Selling expenses for the first six months of fiscal 1997 were $20.9 million (4.1% of revenues), compared to $22.8 million (4.5% of revenues) for the same period in fiscal 1996. The improvements were primarily the result of a reduction in compensation expenses.

General and administrative expenses were $33.0 million (6.5% of revenues) during the first six months of fiscal 1997 compared to $39.5 million (7.8% of revenues) for the same period in fiscal 1996. The fiscal 1997 period benefited from lower amortization expense, a reduction in compensation expenses, and higher purchase discounts.

NET INTEREST EXPENSE. Net interest expense was $19.7 million during the first six months of fiscal 1997 compared to $20.0 million for the same period in fiscal 1996. The fiscal 1997 period was impacted primarily by lower interest expense related to the Company's Revolving Credit Facility as compared to the fiscal 1996 period, offset by higher interest expense associated with increased levels of borrowings against the cash surrender value of certain life insurance policies maintained by the Company in the fiscal 1997 period. The average outstanding indebtedness during the first six months of fiscal 1997 was $307.8 million, compared to $300.8 million for the same period in fiscal 1996, and the weighted average interest rate on such indebtedness was 9.5% and 10.0%, respectively. The Company's Revolving Credit Facility borrowings, representing $128.0 million and $130.4 million in principal amount of total indebtedness as of the end of fiscal month September 1996 and 1995, respectively, is at a floating interest rate (8.5% at September 27, 1996). The average interest rate on such indebtedness for the first six months of fiscal 1997 was 8.2% as compared to 9.5% in fiscal 1996. The interest rates on the 10-3/4% Senior Notes and on the borrowings under the life insurance policies are fixed.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 29, 1995. (continued)

INCOME TAXES. The income tax provision of $0.2 million for the first six months of fiscal 1997 represents a provision for U.S. taxes (calculated using a projected effective tax rate of 34.0%), adjusted by a $1.3 million reduction in the reserve for deferred tax assets resulting from the recognition of tax benefits associated with the Company's loss carryforwards. The income tax benefit of $4.6 million for the same period in fiscal 1996 represents a U.S. tax benefit ($4.7 million at an effective tax rate of 36.6%) offset by an income tax provision ($0.1 million at an effective rate of 43.3%) on earnings from the Company's Canadian operations.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1995.

REVENUE. Revenues for the second quarter of fiscal 1997 were $247.0 million, compared to $243.4 million for the same period in fiscal 1996. Revenues from U.S. and foreign operations were $231.6 million and $15.4 million, compared to $227.6 million and $15.8 million, respectively, for the second quarter of fiscal 1996.

GROSS PROFIT.   Gross profit for the second quarter of fiscal 1997 was $68.5 million, compared to $67.1 million for the same period in fiscal 1996. Consolidated gross margin for the fiscal 1997 and 1996 periods was 27.7% and 27.6%, respectively. The second quarter of fiscal 1997 included a LIFO credit of $0.5 million compared to a charge of $2.2 million in the same period of fiscal 1996. Foreign gross profits were $3.1 million and gross margin was 20.1%, compared to $3.3 million and 21.1%, respectively, for the comparable period in fiscal 1996. Exclusive of foreign operations and LIFO charges, the U.S. gross margin was 28.0% for the second quarter of fiscal 1997 compared to 29.0% for the comparable period in fiscal 1996. The 1.0% decrease primarily resulted from competitive pricing pressures and decreasing stainless and aluminum commodity costs.

EXPENSES. Total operating expenses for the second quarter of fiscal 1997 were $60.5 million, compared to $74.1 million for the same period in fiscal 1996. The fiscal 1996 period included a one-time charge of $12.8 million for workforce realignment and asset write-downs. As a percentage of revenues, these expenses were 24.5% in the fiscal 1997 period and 25.2% in the fiscal 1996 period, after excluding the one-time charge.

Warehouse and delivery expenses for the second quarter of fiscal 1997 were $33.2 million (13.4% of revenues), compared to $32.4 million (13.3% of revenues) for the same period in fiscal 1996. The fiscal 1997 period included higher expenses for freight resulting primarily from the establishment of additional regional inventory depots.

Selling expenses for the second quarter of fiscal 1997 were $10.4 million (4.2% of revenues), compared to $10.9 million (4.5% of revenues) for the same period in fiscal 1996. The improvements were primarily the result of a reduction in compensation expenses.

General and administrative expenses were $16.9 million (6.8% of revenues) during the second quarter of 1997 compared to $18.0 million (7.4% of revenues) for the same period in fiscal 1996. The fiscal 1997 period benefited from lower amortization expense, reductions in compensation and travel related expenses, and higher purchase discounts.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1995. (continued)

NET INTEREST EXPENSE. Net interest expense was $9.9 million and $10.2 million for the second quarter in fiscal 1997 and fiscal 1996, respectively. The fiscal 1997 period was impacted primarily by lower interest expense related to the Company's Revolving Credit Facility as compared to the fiscal 1996 period, offset by higher interest expense associated with increased levels of borrowings against the cash surrender value of certain life insurance policies maintained by the Company in the fiscal 1997 period. The average outstanding indebtedness during the second quarter of fiscal 1997 was $305.5 million, compared to $309.0 million for the same period in fiscal 1996, and the weighted average interest rate on such indebtedness was 9.6% and 9.9%, respectively.

INCOME TAXES. The income tax provision of $0.2 million for the second quarter of fiscal 1997 represents a provision for U.S. taxes (calculated using a projected effective tax rate of 34.0%), adjusted by a $1.3 million reduction in the reserve for deferred tax assets resulting from the recognition of tax benefits associated with the Company's loss carryforwards. The income tax benefit of $6.0 million for the same period in fiscal 1996 represents a U.S. tax benefit ($6.1 million at an effective tax rate of 35.3%) offset by an income tax provision ($0.1 million at an effective rate of 43.3%) on earnings from the Company's Canadian operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated funds from operations, borrowings available under its Revolving Credit Facility and borrowings against certain life insurance policies. At September 27, 1996, the Company had available borrowings of $44.6 million under the Revolving Credit Facility and approximately $7.1 million of available borrowings against the cash surrender value of life insurance policies. The indebtedness under the Revolving Credit Facility is secured by the Company's inventory and accounts receivable, and future availability under the Revolving Credit Facility is determined by prevailing levels of the Company's eligible accounts receivable and inventory offset by outstanding letters of credit, certain guarantees and other obligations.

The Company's cash requirements for debt service and related obligations through the end of fiscal 1997 will consist primarily of interest payments under its Revolving Credit Facility, interest payments on the Senior Notes, dividends to Holding to provide for the repurchase of capital stock from departing stockholders pursuant to Holding's Stockholder Agreement and the Company's employee stock ownership plan ("ESOP"), and principal and interest payments on the Company's industrial revenue bond and purchase money indebtedness. As of September 27, 1996, principal payments required by the Company's currently outstanding industrial revenue bond and purchase money indebtedness amount to $0.5 million in fiscal 1997, $1.0 million in fiscal 1998, $1.5 million in fiscal 1999, and $16.1 million in the aggregate thereafter through 2010. The Company will not be required to make any principal payments against the Senior Notes or the Revolving Credit Facility until 2000 and 1998, respectively. The Company is in compliance with the covenants contained in the Revolving Credit Facility, and the Company is not in default under the indenture governing the Senior Notes and the Company does not anticipate any default thereunder for the foreseeable future.

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

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's working capital at September 27, 1996 increased $25.9 million to $192.5 million when compared to $166.6 million at March 31, 1996. The increase was primarily attributable to higher inventory levels resulting from the establishment of additional regional depots and lower accounts payable resulting from the introduction of a program to increase the discounting of supplier invoices. This was partially offset by higher expense accruals.

Net cash used in operating activities during the first six months of fiscal 1997 was $28.1 million, compared to net cash generated of $9.5 million in the same period of fiscal 1996. The cash flows for the fiscal 1997 period were decreased by the reduction of accounts payable resulting from discounting supplier invoices, and lower levels of collections of accounts receivable resulting from lower sales during the first six months of fiscal 1997 when compared to the same period in fiscal 1996. Net cash flows from operations during the fiscal 1997 period were increased by lower inventory growth and higher earnings when compared to the fiscal 1996 period.

Net cash provided by investing activities was $0.3 million during the first six months of fiscal 1997, compared to net cash used of $13.0 million in the same period of fiscal 1996. The cash flows for the fiscal 1997 period included lower levels of capital expenditures and proceeds received from the sale of a surplus facility in Bristol, Pennsylvania. Capital expenditures in the first six months of the prior year included the acquisition of the Company's Tulsa, Oklahoma facility and expansions or enhancements to the Charlotte, Indianapolis, Detroit and Cincinnati facilities.

Net cash provided by financing activities during the first six months of fiscal 1997 was $21.7 million, compared to $9.2 million in the same period of fiscal 1996. The cash flows for the fiscal 1997 period were primarily impacted by higher borrowings under the Company's Revolving Credit Facility resulting from the introduction of a program to increase the discounting of supplier invoices, and the establishment of additional regional inventory depots.

As of September 27, 1996, the Company believes that its sources of liquidity and capital resources are sufficient to meet all current and foreseeable working capital and capital expenditures requirements.


PART II  -  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          On July 22, 1996, the Registrant's sole shareholder acting by written consent in lieu of the Annual Meeting re-elected the Board of Directors in its entirety and reappointed Ernst & Young LLP as the Registrant's auditors.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  EXHIBITS

          Exhibit 27.  Financial Data Schedule

     (b)  REPORTS

          The Registrant was not required to file a Form 8-K during the quarter ended September 27, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   EARLE M. JORGENSEN COMPANY




                                   /s/ Neven C. Hulsey
                                   -------------------
Date: October 21, 1996             Neven C. Hulsey
                                   President, Chief Executive Officer



                                   /s/ Charles P. Gallopo
                                   ----------------------
Date: October 21, 1996             Charles P. Gallopo
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)