Form 10-Q
period 1996-12-31
JORGENSEN EARLE M CO /DE/
filed 1997-02-04
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended December 31, 1996

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
        EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  5-10065
                         -------


                           EARLE M. JORGENSEN COMPANY
             (Exact name of registrant as specified in its charter)


          Delaware                                          95-0886610
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

3050 East Birch Street, Brea, California                        92822
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                Registrant's telephone number:     (714) 579-8823
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

State the aggregate market value of the voting stock held by non-affiliates of
the registrant.   None
                  ----
Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. AS OF JANUARY 31, 1997, 128 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

----------

                           EARLE M. JORGENSEN COMPANY
                                TABLE OF CONTENTS



                                                                            PAGE

PART I  -  FINANCIAL INFORMATION


Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at December 31, 1996 (unaudited)
            and March 31, 1996                                                 2

          Consolidated Statements of Operations for the Three Months
            and Nine Months Ended December 31, 1996 and January 3, 1996
            (unaudited)                                                        3

          Consolidated Statements of Cash Flows for the Nine Months
            Ended December 31, 1996 and January 3, 1996 (unaudited)            4

          Notes to Consolidated Financial Statements                           5


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                6


PART II - OTHER INFORMATION                                                    9

SIGNATURES                                                                    10

PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                               DECEMBER 31,      MARCH 31,
                                                                   1996            1996
                                                               ------------   ------------
                                                                 (unaudited)
ASSETS
Current assets:
  Cash                                                         $     16,219   $     22,823
  Accounts receivable, less allowance for doubtful
    accounts of $1,854 and $1,017 at December 31, 1996
    and March 31, 1996, respectively.                               101,548        113,664
 Inventories                                                        198,545        188,452
 Other current assets                                                 6,357          4,513
                                                               ------------   ------------
    Total current assets                                            322,669        329,452
                                                               ------------   ------------

Property, plant and equipment, net of accumulated
  depreciation of $56,693 and $54,826 at
  December 31, 1996 and March 31, 1996, respectively                125,747        134,259

Net cash surrender value of life insurance policies                  11,831         11,599
Debt issue costs, net of accumulated amortization                     4,412          5,996
Other assets                                                          4,243          3,605
                                                               ------------   ------------

Total assets                                                   $    468,902   $    484,911
                                                               ------------   ------------
                                                               ------------   ------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                             $     86,958   $    112,551
  Accrued liabilities                                                31,660         31,002
  Deferred income taxes                                              18,362         18,362
  Current portion of long-term debt                                     950            950
                                                               ------------   ------------
    Total current liabilities                                       137,930        162,865
                                                               ------------   ------------

Long term debt                                                      288,037        279,002
Deferred income taxes                                                14,648         14,448
Other long-term liabilities                                           3,587          3,455

Stockholder's equity:
  Preferred stock, $.01 par value; 200 shares
    authorized and unissued                                               -              -
  Common stock, $.01 par value; 2,800 shares
    authorized; 128 shares issued and outstanding                         -              -
  Additional paid in capital                                        173,523        173,523
  Foreign currency translation adjustment                            (4,993)        (5,748)
  Accumulated deficit                                              (143,830)      (142,634)
                                                               ------------   ------------
    Total stockholder's equity                                       24,700         25,141
                                                               ------------   ------------
Total liabilities and stockholder's equity                     $    468,902   $    484,911
                                                               ------------   ------------
                                                               ------------   ------------

See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                ---------------------------        ---------------------------
                                                DECEMBER 31,     JANUARY 3,        DECEMBER 31,     JANUARY 3,
                                                    1996            1996               1996            1996
                                                ------------   ------------        ------------   ------------
Revenues                                        $    250,667   $    254,743        $    756,070   $    764,030
Cost of sales                                        182,063        183,012             545,285        545,490
                                                ------------   ------------        ------------   ------------
      Gross profit                                    68,604         71,731             210,785        218,540

Expenses
  Warehouse and delivery                              34,393         31,926              99,179         96,331
  Selling                                             10,242         10,108              31,130         32,938
  General and administrative                          17,940         16,376              50,955         55,910
  Workforce realignment and
    asset write-downs                                      -              -                   -         12,776
                                                ------------   ------------        ------------   ------------
      Total expenses                                  62,575         58,410             181,264        197,955
                                                ------------   ------------        ------------   ------------
Income from operations                                 6,029         13,321              29,521         20,585

  Net interest expense                                10,764         10,738              30,492         30,736
                                                ------------   ------------        ------------   ------------
Income (loss) before income taxes                     (4,735)         2,583                (971)       (10,151)
  Income tax expense (benefit)                            18          3,058                 225         (1,569)
                                                ------------   ------------        ------------   ------------
Net loss                                        $     (4,753)  $       (475)       $     (1,196)  $     (8,582)
                                                ------------   ------------        ------------   ------------
                                                ------------   ------------        ------------   ------------

See accompanying notes.


PART I - FINANCIAL INFORMATION (CONTINUED)

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                        ---------------------------------
                                                                        DECEMBER 31,           JANUARY 3,
                                                                            1996                  1996
                                                                        -------------       -------------
OPERATING ACTIVITIES
Net loss                                                                $      (1,196)      $      (8,582)
Adjustments to reconcile net income to net cash provided
 by (used in) operations:
   Depreciation and amortization                                                7,949               9,410
   Asset write-down to fair market value                                            -               9,205
   Amortization of debt issue costs and discount                                1,709               1,754
   Gain on sale of property, plant and equipment                               (1,080)               (459)
   ESOP expense                                                                 5,109               6,075
   Provision for bad debts                                                      1,844               1,547
   Changes in assets and liabilities:
    Accounts receivable                                                        10,272              44,974
    Inventories                                                               (10,093)            (27,218)
    Increase in cash surrender value of life insurance                        (13,104)             (5,378)
    Accounts payable and accrued liabilities                                  (25,851)            (10,518)
    Accrued postretirement benefits                                               270                (716)
    Current and deferred income taxes                                             200              (2,641)
    Other                                                                      (2,055)             (1,235)
                                                                        -------------       -------------
    Net cash provided by (used in) operating activities                       (26,026)             16,218
                                                                        -------------       -------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                                     (2,900)            (14,800)
Proceeds from the sale of property, plant and equipment                         4,708                 312
Proceeds from redemption of life insurance policies                             1,457                   -
                                                                        -------------       -------------
    Net cash provided by (used in) investing activities                         3,265             (14,488)
                                                                        -------------       -------------

FINANCING ACTIVITIES
Borrowings on cash surrender value of life insurance policies                  11,415              10,337
Borrowings (payments) under revolving loan agreements                           9,646              (2,095)
Other borrowings (payments), net                                                 (712)              3,456
Cash dividend to parent                                                        (4,192)            (15,891)
                                                                        -------------       -------------
    Net cash provided by (used in) financing activities                        16,157              (4,193)
                                                                        -------------       -------------
Net decrease in cash                                                           (6,604)             (2,463)
Cash at beginning of period                                                    22,823              10,615
                                                                        -------------       -------------
Cash at end of period                                                   $      16,219       $       8,152
                                                                        -------------       -------------
                                                                        -------------       -------------

See accompanying notes.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at December 31, 1996 and its consolidated results of operations for the three months and nine months ended December 31, 1996 and January 3, 1996 and consolidated cash flows for the nine months ended December 31, 1996 and January 3, 1996. The consolidated results of operations for the three months and nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED JANUARY 3, 1996.

REVENUE. Revenues for the nine months ended December 31, 1996 were $756.1 million, compared to $764.0 million for the same period in fiscal 1996. Revenues from U.S. and foreign operations for the first nine months of fiscal 1997 were $708.9 million and $47.2 million, compared to $714.5 million and $49.5 million, respectively, for the comparable period in fiscal 1996.
For the nine months of fiscal 1997, revenues from U.S. operations were generally impacted by lower demand and competitive pricing. Foreign revenues were adversely impacted by general weaknesses in the local economies.

GROSS PROFIT.   Gross profit for the nine months ended December 31, 1996 was
$210.8 million, compared to $218.5 million for the same period in fiscal 1996. Consolidated gross margin for the fiscal 1997 and 1996 periods was 27.9% and 28.6%, respectively. The first nine months of fiscal 1997 included a LIFO credit of $1.2 million compared to a charge of $5.2 million in the same period of fiscal 1996. Foreign gross profits were $10.3 million and gross margin was 21.8%, compared to $11.4 million and 23.0%, respectively, for the comparable period in fiscal 1996. Exclusive of foreign operations and LIFO adjustments, the U.S. gross margin was 28.1% for the first nine months of fiscal 1997 compared to 29.7% for the comparable period in fiscal 1996. The 1.6% decrease primarily resulted from competitive pricing pressures and decreasing stainless and aluminum commodity costs.

EXPENSES. Total operating expenses for the first nine months of fiscal 1997 were $181.3 million, compared to $185.2 million (after excluding a one-time charge of $12.8 million for workforce realignment and asset write-downs) for the same period in fiscal 1996. As a percentage of revenues, these expenses were 24.0% in the fiscal 1997 period and 24.2% in the fiscal 1996 period.

Warehouse and delivery expenses for the first nine months of fiscal 1997 were $99.2 million (13.1% of revenues), compared to $96.3 million (12.6% of revenues) for the same period in fiscal 1996. The fiscal 1997 period included higher expenses for employee benefits, and for freight and contracted shipping management services resulting primarily from the establishment of additional regional inventory depots.

Selling expenses for the first nine months of fiscal 1997 were $31.1 million (4.1% of revenues), compared to $32.9 million (4.3% of revenues) for the same period in fiscal 1996. The improvements were primarily the result of a reduction in compensation expenses.

General and administrative expenses were $51.0 million (6.7% of revenues) during the first nine months of fiscal 1997 compared to $55.9 million (7.3% of revenues) for the same period in fiscal 1996. The fiscal 1997 period benefited from lower amortization expense, a reduction in compensation expenses, higher purchase discounts, and gains from sale of surplus facilities.

NET INTEREST EXPENSE. Net interest expense was $30.5 million during the first nine months of fiscal 1997 compared to $30.7 million for the same period in fiscal 1996. The fiscal 1997 period was impacted primarily by lower interest expense related to the Company's Revolving Credit Facility as compared to the fiscal 1996 period, offset by higher interest expense associated with increased levels of borrowings against the cash surrender value of certain life insurance policies maintained by the Company in the fiscal 1997 period. The average outstanding indebtedness during the first nine months of fiscal 1997 was $305.3 million, compared to $306.0 million for the same period in fiscal 1996, and the weighted average interest rate on such indebtedness was 9.6% and 9.9%, respectively. The Company's Revolving Credit Facility borrowings, representing $115.5 million and $123.5 million in principal amount of total indebtedness as of the end of December 1996 and 1995, respectively, is at a floating interest rate (8.4% at December 31, 1996). The average interest rate on such indebtedness for the first nine months of fiscal 1997 was 8.5% as compared to 9.3% in fiscal 1996. The interest rates on the 10-3/4% Senior Notes and on the borrowings under the life insurance policies (11.8%) are fixed.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED JANUARY 3, 1996. (continued)

INCOME TAXES. The income tax provision of $0.2 million for the first nine months of fiscal 1997 represents primarily a provision for state franchise and alternative minimum taxes. The income tax benefit of $1.6 million for the same period in fiscal 1996 represents a U.S. tax benefit of $1.8 million offset by an income tax provision of $0.2 million (at an effective rate of 41.5%) on earnings from the Company's Canadian operations.

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 3, 1996.

REVENUE. Revenues for the third quarter of fiscal 1997 were $250.7 million, compared to $254.7 million for the same period in fiscal 1996. Revenues from U.S. and foreign operations for the third quarter of fiscal 1997 were $234.5 million and $16.2 million, compared to $237.8 million and $16.9 million, respectively, for the same period in fiscal 1996. For the third quarter of fiscal 1997, revenues from U.S. operations were generally impacted by lower demand and competitive pricing. Foreign revenues were adversely impacted by general weaknesses in the local economies.

GROSS PROFIT.   Gross profit for the third quarter of fiscal 1997 was
$68.6 million, compared to $71.7 million for the same period in fiscal 1996. Consolidated gross margin for the fiscal 1997 and 1996 periods was 27.4% and 28.2%, respectively. The third quarter of fiscal 1997 included a LIFO credit of $0.5 million compared to a charge of $1.9 million in the same period of fiscal 1996. Foreign gross profits were $3.5 million and gross margin was 21.6%, compared to $4.3 million and 25.2%, respectively, for the comparable period in fiscal 1996. Exclusive of foreign operations and LIFO charges, the U.S. gross margin was 27.5% for the third quarter of fiscal 1997 compared to 29.2% for the comparable period in fiscal 1996. The 1.7% decrease primarily resulted from competitive pricing pressures and decreasing stainless and aluminum commodity costs, and disposals of obsolete or slow moving inventory items.

EXPENSES. Total operating expenses for the third quarter of fiscal 1997 were $62.6 million, compared to $58.4 million for the same period in fiscal 1996. As a percentage of revenues, these expenses were 25.0% in the fiscal 1997 period and 22.9% in the fiscal 1996 period.

Warehouse and delivery expenses for the third quarter of fiscal 1997 were $34.4 million (13.7% of revenues), compared to $31.9 million (12.5% of revenues) for the same period in fiscal 1996. The fiscal 1997 period included higher expenses related to compensation, freight and contracted shipping management services resulting primarily from the establishment of additional regional inventory depots, and lease payments for new equipment.

Selling expenses for the third quarter of fiscal 1997 were $10.2 million (4.1% of revenues), compared to $10.1 million (4.0% of revenues) for the same period in fiscal 1996.

General and administrative expenses were $17.9 million (7.2% of revenues) during the third quarter of 1997 compared to $16.4 million (6.4% of revenues) for the same period in fiscal 1996. The fiscal 1997 period included an additional provision for Mexican bad debts, and higher general marketing expenses, partially offset by increased discounts earned on payments to suppliers.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 3, 1996. (continued)

NET INTEREST EXPENSE. Net interest expense was $10.8 million and $10.7 million for the third quarter in fiscal 1997 and fiscal 1996, respectively. The fiscal 1997 period was impacted primarily by higher interest expense associated with increased levels of borrowings against the cash surrender value of certain life insurance policies maintained by the Company in the fiscal 1997 period, offset by lower interest expense related to the Company's Revolving Credit Facility as compared to the fiscal 1996 period. The average outstanding indebtedness during the third quarter of fiscal 1997 was $309.9 million, compared to $315.7 million for the same period in fiscal 1996, and the weighted average interest rate on such indebtedness was 9.6% and 9.7%, respectively.

INCOME TAXES. The income tax provision of $18,000 for the third quarter of fiscal 1997 represents a provision for Canadian taxes. The income tax provision of $3.1 million for the same period in fiscal 1996 represents a U.S. tax provision at a projected effective tax rate of 15.5%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are internally generated funds from operations, borrowings available under its Revolving Credit Facility and borrowings against certain life insurance policies. At December 31, 1996, the Company had available borrowings of $57.9 million under the Revolving Credit Facility and approximately $1.9 million of available borrowings against the cash surrender value of life insurance policies. The indebtedness under the Revolving Credit Facility is secured by the Company's inventory and accounts receivable, and future availability under the Revolving Credit Facility is determined by prevailing levels of the Company's eligible accounts receivable and inventory offset by outstanding letters of credit, certain guarantees and other obligations. The Company is seeking an extension of its Revolving
Credit Facility into fiscal year 2000.

The Company's cash requirements for debt service and related obligations through the end of fiscal 1997 will consist primarily of interest payments under its Revolving Credit Facility, interest payments on the Senior Notes, dividends to Holding to provide for the repurchase of capital stock from departing stockholders pursuant to Holding's Stockholder Agreement and the Company's employee stock ownership plan ("ESOP"), and principal and interest payments on the Company's industrial revenue bond and purchase money indebtedness. As of December 31, 1996, principal payments required by the Company's currently outstanding industrial revenue bond and purchase money indebtedness amount to $0.2 million in fiscal 1997, $1.0 million in fiscal 1998, $1.5 million in fiscal 1999, and $16.1 million in the aggregate thereafter through 2010. The Company will not be required to make any principal payments against the Senior Notes or the Revolving Credit Facility until 2000 and 1998, respectively. The Company is in compliance with the covenants contained in the Revolving Credit Facility, and the Company is not in default under the indenture governing the Senior Notes and the Company does not anticipate any default thereunder for the foreseeable future.

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

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's working capital at December 31, 1996 increased $18.2 million to $184.7 million when compared to $166.6 million at March 31, 1996. The increase was primarily attributable to lower accounts payable resulting from the increased discounting of supplier invoices and higher inventory levels resulting from the establishment of additional regional depots, partially offset by lower accounts receivables.

Net cash used in operating activities during the first nine months of fiscal 1997 was $26.0 million, compared to net cash generated of $16.2 million in the same period of fiscal 1996. The cash flows for the fiscal 1997 period were decreased by the reduction of accounts payable resulting from discounting supplier invoices, and lower levels of collections of accounts receivable resulting from lower sales during the first nine months of fiscal 1997 when compared to the same period in fiscal 1996. Net cash used in operating activities during the fiscal 1997 period was reduced by lower inventory growth when compared to the fiscal 1996 period.

Net cash provided by investing activities was $3.3 million during the first nine months of fiscal 1997, compared to net cash used of $14.5 million in the same period of fiscal 1996. The cash flows for the fiscal 1997 period included lower levels of capital expenditures, and proceeds received from the sale of surplus facilities in Bristol, Pennsylvania and Oakland, California, and from the redemption of life insurance policies. Capital expenditures in the first nine months of the prior year included the acquisition of the Company's Tulsa, Oklahoma facility and expansions or enhancements to the Charlotte, Indianapolis and Cincinnati facilities.

Net cash provided by financing activities during the first nine months of fiscal 1997 was $16.2 million, compared to net cash used of $4.2 million in the same period of fiscal 1996. The cash flows for the fiscal 1997 period were impacted by higher borrowings under the Company's Revolving Credit Facility resulting primarily from increased discounting of supplier invoices, and higher working capital requirements related primarily to the establishment of additional regional inventory depots. Borrowings from the cash surrender value of life insurance policies totaled $11.4 million during the fiscal 1997 period, compared to $10.3 million during the fiscal 1996 period. Cash dividends to Holding for the redemption of Holding's capital stock from departing stockholders, as discussed above, totaled $4.2 million during the nine months of fiscal 1997, compared to $15.9 million in the same period of fiscal 1996.

As of December 31, 1996, the Company believes that its sources of liquidity and capital resources are sufficient to meet all current and foreseeable working capital and capital expenditures requirements.


PART II  -  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  EXHIBITS

               Exhibit 27.  Financial Data Schedule
               Exhibit 99. News Release dated January 30, 1997 (EMJ Management Transition)

          (b)  REPORTS

               The Registrant was not required to file a Form 8-K during the quarter ended December 31, 1996.

               Effective February 1, 1997, Mr. Maurice S. Nelson, Jr. became the Company's President, Chief Executive Officer and Chief Operating Officer. Mr. Neven C. Hulsey became the Chairman of the Company's Board of Directors, and Mr. David M. Roderick became the Chairman of the Executive Committee of the Board of Directors. See Exhibit 99 to this filing.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   EARLE M. JORGENSEN COMPANY




                                   /s/ Maurice S. Nelson, Jr.
                                   --------------------------
Date: February 4, 1997             Maurice S. Nelson, Jr.
                                   President, Chief Executive Officer
                                   and Chief Operating Officer



                                   /s/ Charles P. Gallopo
                                   ----------------------
Date: February 4, 1997             Charles P. Gallopo
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)