Form 10-K405
period 1997-03-31
JORGENSEN EARLE M CO /DE/
filed 1997-06-27
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 5-10065

                           EARLE M. JORGENSEN COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                     95-0886610
     ----------------------------                           ----------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     3050 East Birch Street, Brea, California               92822
     ----------------------------------------               -----
     (Address of principal executive offices)              (Zip Code)

                Registrant's telephone number:    (714) 579-8823
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
Yes  X   No
    ---     ---

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

Number of shares outstanding of the registrant's common stock, par value $.01 per share at May 31, 1997 - 128 shares

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


ITEM 1.   BUSINESS

          Earle M. Jorgensen Company (the "Company") is one of the largest independent distributors of metal products in the United States. The Company was formed on May 3, 1990, in a transaction structured by Kelso & Companies Inc. ("Kelso"), through the combination of two leading metals distributors, Earle M. Jorgensen Company ("EMJ") (founded in 1921) and Kilsby-Roberts Holding Co. ("Kilsby") (successor to C.A. Roberts Company, founded in 1915). In connection with the combination of EMJ and Kilsby, the Company became a wholly owned subsidiary of Earle M. Jorgensen Holding Company, Inc. ("Holding"). The events, activities and transactions associated with the Company becoming a wholly owned subsidiary of Holding are together sometimes hereinafter referred to as the "Acquisition."

THE COMPANY

          The Company is one of the largest independent distributors of metals products in the United States, with approximately 2,300 full-time employees.
The Company operates a domestic network of 25 service centers, one sales office, one merchandising office, one cutting center, two tube honing facilities and four plate processing centers. In addition, the Company operates five foreign service centers. The Company sells metal in a wide variety of capital goods related industries. Sales orders are filled from stock inventory maintained at company facilities (stock sales) and by arranging direct shipments from mills to the Company's customers (mill-direct sales). The Company's foreign service centers are operated through wholly-owned subsidiaries in the United Kingdom, Canada and Mexico that together accounted for approximately 6.2% of revenues in fiscal 1997. See "Business--Foreign Operations."

          Since the merger in 1990, the Company has initiated various programs, including the consolidation and sale of facilities, to align its operations with its strategic goals. In fiscal 1996, the Company implemented a plan designed to enhance operating productivity and efficiencies resulting in workforce reductions and asset write-downs. On January 30, 1997, the Company elected a new President, Chief Executive Officer and Chief Operating Officer. Under his direction the Company developed a plan to restructure and realign its operations and to further reduce its workforce. In March 1997, the Company began implementing its 1997 restructuring which, among other things, included the closure of service centers in Birmingham, Alabama; Hartford, Connecticut; Detroit, Michigan and Buffalo, New York, the elimination of its flat-rolled processing center, and the consolidation of its two honing operations. The Company anticipates that it will be able to continue to serve substantially all of its customers of the closed facilities from other nearby facilities. In addition, the Company is currently in negotiations for the sale of its operations in Hawaii, the United Kingdom and Mexico. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

          The Company's primary business goal is to increase market share while maintaining its gross margins. The Company believes its market penetration, reputation for quality and customer service, economies of scale and broad product lines make it a strong competitor in the metals distribution industry. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General." The Company has invested significant resources to upgrade its management information and financial reporting system. The new system, named "WIN", for "worldwide information network", was brought on line in February 1995. Management believes the WIN system provides the Company with improved information processing capabilities over its former systems. The Company is using WIN to support electronic commerce, including electronic data interchange ("EDI"), remote inquiry and order ("RIO") and other productivity enhancing functions, to better serve its customers and suppliers.

CUSTOMERS AND MARKETS

          The Company services the steel or aluminum requirements of over 40,000 active customers throughout the United States in a wide variety of industries, including machinery manufacturing, transportation, fabricated metal products, aerospace, oil tools, construction, shipbuilding, plastics, chemicals, petrochemicals, farm equipment, food processing, energy and environmental control. The Company is not dependent on any single customer, and during fiscal 1997 no single customer accounted for more than 4% of its revenues.

          During fiscal 1997, the Company handled approximately 8,300 sales transactions per business day generating an average revenue of approximately $490 per transaction. Stock sales represented approximately 86% of Company revenues in fiscal 1997. Special requirements of the customer are met by arranging mill-direct sales and by making buy-outs from other distributors of items the Company does not maintain as stock inventory. Such sales generally have lower margins than stock sales, but provide a valuable customer service.

          The vast majority of sales are from individual orders and are not subject to ongoing contracts; however, the Company enters into contracts to purchase and supply specific products over a period of a year or longer. Such contracts provide the customer with greater certainty as to timely delivery, price stability and continuity of supply, and sometimes satisfy particular processing or inventory management requirements. Such contracts have resulted in new customer relationships and increased sales volumes for the Company, but generally, have a slightly lower gross margin than ordinary sales. Such contracts, in the aggregate, represented less than 10% of Company revenues in fiscal 1997.

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

          The following table sets forth a percentage breakdown of revenue from stock sales (excludes mill-direct revenue and buy-outs) by product group for U.S. operations for the last three fiscal years ended March 31, 1997.

                             PERCENTAGE BREAKDOWN OF
                   REVENUES FROM STOCK SALES BY PRODUCT GROUP



                                                                        (PERCENTAGES)
                                                                      FISCAL YEAR ENDED
                                                                           MARCH 31,
                                                                   ------------------------
                                                                   1997      1996      1995
                                                                   ------------------------
BARS:
      Carbon and Alloy . . . . . . . . . . . . . . . . . . .        33.9      32.6      37.1
      Stainless. . . . . . . . . . . . . . . . . . . . . . .        13.6      14.2      12.0
      Aluminum.. . . . . . . . . . . . . . . . . . . . . . .         5.5       5.7       6.6
                                                                   -----     -----     -----
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .        53.0      52.5      55.7
                                                                   -----     -----     -----

TUBING AND PIPE:
      Carbon and Alloy . . . . . . . . . . . . . . . . . . .        26.8      26.4      26.0
      Stainless. . . . . . . . . . . . . . . . . . . . . . .         3.7       3.8       3.5
      Aluminum.. . . . . . . . . . . . . . . . . . . . . . .         3.6       3.7       3.3
                                                                   -----     -----     -----
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .        34.1      33.9      32.8
                                                                   -----     -----     -----
PLATE:
      Carbon.. . . . . . . . . . . . . . . . . . . . . . . .         5.6       5.4       4.8
      Stainless. . . . . . . . . . . . . . . . . . . . . . .         1.8       2.2       1.1
      Aluminum.. . . . . . . . . . . . . . . . . . . . . . .         2.5       2.8       2.2
                                                                   -----     -----     -----
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .         9.9      10.4       8.1
                                                                   -----     -----     -----

SHEET:
      Carbon . . . . . . . . . . . . . . . . . . . . . . . .         0.5       0.6       1.0
      Stainless. . . . . . . . . . . . . . . . . . . . . . .         0.6       0.9       0.7
      Aluminum.. . . . . . . . . . . . . . . . . . . . . . .         1.8       1.5       1.3
                                                                   -----     -----     -----
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2.9       3.0       3.0
                                                                   -----     -----     -----
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         0.1       0.2       0.4
                                                                   -----     -----     -----
                                                                   100.0     100.0     100.0
                                                                   -----     -----     -----
                                                                   -----     -----     -----
Revenues from stock sales as a percentage of total revenues.        85.7      83.4      79.5
                                                                   -----     -----     -----
                                                                   -----     -----     -----

INTELLECTUAL PROPERTY AND LICENSES

          The Company has registered "EMJ" as a trademark and service mark in the United States and in other countries where it does or expects to do business.

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

MANAGEMENT INFORMATION SYSTEMS

          In February 1995, the Company implemented a new management information system that integrated three different systems the Company had operated in prior years into one system for most Company operations. While the transition to the new system was disruptive and required a Company-wide training effort and changes in operational processes, the new system is designed to increase the Company's ability to analyze and manage the operations and improve the productivity of the Company and its customers and suppliers. The new system enhances the Company's ability to utilize electronic commerce in dealing with its customers and suppliers, including EDI, RIO, bar coding and other functions that can result in more efficiency and greater productivity for all users. The Company's Information Technology Department continues to refine and upgrade the new system to provide better information and services for its employees and customers.

SUPPLIERS

          In March 1997, the Company consolidated its purchasing functions in Brea, California and Chicago to its merchandising office in Chicago. Purchases are made by specialists in each of the Company's major product lines. The Company concentrates on developing close working relationships with high-quality suppliers to ensure quality and timely delivery to the Company's customers.

          The vast majority of the Company's purchases are made by purchase order and the Company has no significant supply contracts with periods in excess of one year. The Company is not dependent on any single supplier for a material portion of its purchases, and in fiscal year 1997 no single supplier represented more than 10% of its total purchases. The Company purchased less than 3% of its inventory requirements from foreign based suppliers in fiscal 1997.

EMPLOYEES

          As of May 31, 1997, the Company employed approximately 2,300 persons, of whom approximately 1,400 were in production or shipping, 450 were in sales and 450 served in executive, administrative or office capacities.
Approximately 800 of the Company's employees from nineteen locations are represented by four different unions. The related collective bargaining agreements expire on staggered dates between August 1997 and May 2001. The Company believes that it has a good overall relationship with its employees. As of May 31, 1997, the Company had terminated the employment of 154 employees pursuant to the 1997 restructuring plan. The Company anticipates that upon completion of the 1997 restructuring plan, including the disposition of operations, the aggregate reduction of employees will be approximately 300.

FOREIGN OPERATIONS

          The Company's five service centers outside the United States operate through three wholly-owned foreign subsidiaries: Kilsby Jorgensen Steel & Aluminium Ltd., a United Kingdom limited liability company; Earle M. Jorgensen (Canada) Inc., a Canadian limited liability company; and Kilsby Jorgensen Steel & Aluminum S.A. de C.V., a Mexican limited liability company. The foreign service centers carry product lines tailored to the customers and the markets they serve. For the fiscal years ended March 31, 1997, 1996 and 1995, revenues from foreign operations totaled $63.8 million, $66.7 million and $58.7 million or 6.2%, 6.5% and 5.7% of the Company's total revenues, respectively.

          As of March 1997, the foreign operations in the United Kingdom and in Mexico were being held for sale. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company intends to continue its operations in Canada.

COMPETITION

          The metals service center industry is highly fragmented and generally competes on price, product availability, timely delivery, reliability, quality and processing capability. Apart from price, these services are all "value-added" services provided by metals service centers to lower customers' overall costs. The industry includes both general-line distributors, which handle a wide range of metal products, and specialty distributors, which specialize in particular categories of metal products. Metals service centers range from nationwide to regional and local in geographic coverage. Although the

Company is one of the largest distributors of metals in the United States, some of its competitors have greater financial resources than the Company.

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

          During fiscal 1997, expenditures made in connection with environmental matters totaled approximately $1.1 million, principally for remediation and investigation activities at sites where contamination of soil and/or groundwater is present. Of these sites, only those environmental matters related to former facilities of the Company are expected to require significant future expenditures. As of March 31, 1997, the Company had accrued approximately $1.4 million for future investigation and remediation expenditures to the extent such expenditures could be reasonably estimated. Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's financial condition, results of operations and liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material. See Note 9 to the Company's Consolidated Financial Statements included elsewhere herein for a more detailed discussion of specific environmental contingencies.


ITEM 2.   PROPERTIES

          The Company currently maintains 25 domestic service centers, one sales office, one merchandising office, one cutting center, two tube honing facilities and four plate processing centers at various locations throughout the United States and is headquartered in Brea, California. The Company also maintains five foreign metals service centers through its subsidiaries in Canada, Mexico and the United Kingdom. Service centers in Birmingham, Alabama; Hartford, Connecticut; Detroit, Michigan and Buffalo, New York have been closed in connection with the 1997 restructuring plan described under "Item 1. Business --
- The Company". In addition, the Company discontinued its flat-rolled processing operations in April 1997 and is in negotiations for the sale of its operations in Hawaii, the United Kingdom and Mexico. The Company's facilities are in good condition and are equipped to provide efficient processing of customer orders. The Company's facilities generally are capable of being utilized at higher capacities, if necessary. Most leased facilities have initial terms of more than one year and include renewal options. While some of the leases expire in the near term, the Company does not believe that it will have difficulty renewing such leases or finding alternative sites.

          Set forth below is a table summarizing certain information with respect to the Company's facilities.

                                         Owned/  Facility
    Country/City/State                   Leased   (Sq.Ft)
    ------------------                   ------  --------
    United States
       Birmingham, Alabama           (a)  Owned    69,900
          Atlanta, Georgia               Leased    27,300
       Phoenix, Arizona                   Owned    72,200
       Little Rock, Arkansas             Leased    28,800
       Hayward, California               Leased    86,000
       Los Angeles, California            Owned   632,700
       Los Angeles, California           Leased    83,600
       Denver, Colorado                  Leased    78,800
       Hartford, Connecticut         (a)  Owned    48,000
       Honolulu, Hawaii                   Owned   109,200

       Blue Island, Illinois             Leased    20,500
       Chicago, Illinois                  Owned   554,000
       Roselle, Illinois                 Leased     4,900
       Plainfield, Indiana                Owned   142,700
       Davenport, Iowa                   Leased    59,200
       Boston, Massachusetts              Owned    64,200
       Detroit, Michigan             (a)  Owned   116,400
       Minneapolis, Minnesota             Owned   160,000
       Kansas City, Missouri              Owned   126,500
       Kansas City, Missouri             Leased    66,500
       St. Louis, Missouri               Leased   106,700
       Buffalo, New York             (a)  Owned    37,000
       Charlotte, North Carolina          Owned   178,200
       Cincinnati, Ohio                  Leased   137,000
       Cleveland, Ohio                    Owned   199,600
       Cleveland, Ohio                    Owned   134,500
       Tulsa, Oklahoma                    Owned   106,500
       Tulsa, Oklahoma                   Leased    37,000
       Tulsa, Oklahoma                    Owned   137,900
       Portland, Oregon                  Leased    31,300
       Philadelphia, Pennsylvania        Leased   234,800
       Memphis, Tennessee                Leased    56,500
       Dallas, Texas                      Owned   132,200
       Dallas, Texas                      Owned    72,000
       Houston, Texas                     Owned   276,000
       Kent, Washington                  Leased    83,700
    Canada
       Toronto, Ontario                  Leased    38,600
       Montreal, Quebec                  Leased    57,000
    Mexico
       Toluca                        (a) Leased    27,000
    United Kingdom
       Sheffield                     (a) Leased    78,400
       Arbroath, Scotland            (a) Leased    10,000
    Other Properties
       Brea, California (headquarters)   Leased    38,300
-------------------------

   (a) Closed and/or held for sale as part of the 1997 restructuring plan. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The sale of the Birmingham facility is expected to be completed in June 1997.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY

        The Company has 128 shares of common stock par value $.01 per share, all of which is owned by Holding. During the fiscal years ended March 31, 1997, 1996 and 1995, the Company paid dividends of $5,552,000, $22,289,000 and $3,654,000, respectively, to Holding in connection with Holding's repurchasing of its capital stock from employees of the Company whose employment had terminated, as required by the terms of Holding's Stockholders Agreement and the ESOP. The Company has not declared or paid any other dividends on its capital stock since the Acquisition.

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


                                                                                      YEAR ENDED MARCH 31,
                                                            ----------------------------------------------------------------------
                                                                                     (DOLLARS IN THOUSANDS)
                                                                1997          1996           1995            1994           1993
                                                            ----------     ----------     ----------       --------       --------
STATEMENT OF OPERATIONS DATA:
   Revenues                                                 $1,023,565     $1,025,659     $1,022,884       $843,380       $781,926
   Gross profit (1)                                            280,739        261,021        305,909        249,758        238,951
   Operating expenses exclusive of restructuring,
     consolidation and other non-recurring
     charges                                                   245,826        245,619        247,184        222,750        214,790
   Restructuring, consolidation and other
     non-recurring charges                                      20,088         12,776            715          1,282          9,063
   Income from operations                                       14,825          2,626         58,010         25,726         15,098
   Net interest expense                                         40,880         40,874         34,604         30,032         42,941
   Extraordinary item and cumulative effect
      of accounting changes                                        ---            ---            ---            ---         68,320
   Net income (loss)                                           (26,556)       (29,311)        19,919         (4,306)       (89,463)

BALANCE SHEET DATA:
   Working capital                                            $180,637       $166,587       $243,738       $176,280       $146,861
   Net property, plant & equipment                             120,050        134,259        139,705        143,099        154,317
   Total assets                                                454,882        484,911        543,548        505,928        479,303
   Long-term debt (including current portion)                  291,286        279,952        296,274        294,136        273,128


                                                                                      YEAR ENDED MARCH 31,
                                                            ----------------------------------------------------------------------
                                                                                     (DOLLARS IN THOUSANDS)
                                                                1997          1996           1995            1994           1993
                                                            ----------     ----------     ----------       --------       --------
   Stockholder's equity                                          1,927         25,141         76,400         54,708         59,632

OTHER SUPPLEMENTAL DATA:
   Depreciation and amortization (2)                         $  10,620       $ 12,022       $ 14,135      $  14,680      $  17,000
   Non-cash ESOP expense (3)                                     3,102          3,401          7,694          6,005          5,919
   Net cash interest expense (4)                                37,747         37,310         31,592         26,457         48,422
   Capital expenditures                                          4,449         16,658         16,177         12,371          5,898
   Ratio of earnings to fixed charges (5)                          ---            ---           1.58            ---            ---
   Dividends paid (6)                                            5,552         22,289          3,654          5,898          2,908

_______________

(1) In February 1995, the Company began the implementation of a new enhanced inventory and management information system. To ensure the accuracy of the conversion of the perpetual inventory records, the Company performed physical inventory counts and other procedures at all of its locations during the second, third and fourth quarters of fiscal 1996. The Company identified a difference between the perpetual inventory records and the general ledger amounting to $26.9 million and, accordingly, has recorded a special charge to cost of sales for this difference in the fourth quarter of fiscal 1996.

(2) Depreciation and amortization excludes amortization of debt issue costs aggregating $2,144, $2,144, $2,117, $2,040 and $4,229 for the years ended
     March 31, 1997, 1996, 1995, 1994 and 1993, respectively, and debt issue costs of $550 written off in connection with an amendment to the Company's revolving loan agreement in fiscal 1996, reflected in the Company's consolidated statements of operations as interest expense.

(3) Non-cash ESOP expense represents the amount of ESOP expense charged to operations that were or will be paid in the form of Holding's equity securities.

(4) Net cash interest expense represents net interest expense adjusted to exclude (i) the amortization and write-off of debt issue costs (see note
     (2) above) and bond discount, and  (ii) accrued interest.

(5) In computing the ratio of earnings to fixed charges, "earnings" represents pre-tax income (loss) plus fixed charges except capitalized interest, if any. "Fixed charges" represents interest whether expended or capitalized, debt cost amortization, and 33% of rent expense, which is representative of the interest factor. Earnings were insufficient to cover fixed charges for the fiscal years ended March 31, 1997, 1996, 1994 and 1993 by $26,055, $38,248, $4,306 and $27,843, respectively. Earnings were sufficient to cover fixed charges for the fiscal year ended March 31, 1995.

(6) Dividends to Holding in connection with Holding's repurchasing of its capital stock from terminated employees. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

          During the past two years, the Company has undergone substantial changes. In March 1997, the Company announced a $15.6 million restructuring plan which included selling certain foreign operations, closing four domestic distribution centers, and reducing the Company's workforce in order to improve operating efficiencies and margins. In addition, fiscal 1997 included a $4.5 million write-off of certain costs related to its management information and reporting system. In fiscal 1996, the Company recorded a $3.6 million restructuring charge for workforce reductions and a non-recurring charge of $9.2 million for asset write-downs and write-offs. In addition, fiscal 1996 included an inventory adjustment of $26.9 million representing the difference between the Company's physical inventory balances and its perpetual inventory records after the implementation and conversion to a new management information system in February 1995. The implementation of the new computer system adversely affected the Company's results of operations in fiscal 1996. Start-up difficulties impacted sales, purchasing, receivables and inventory management causing the Company to incur additional expense in correcting errors arising in the transition process.

          The Company's results of operations are affected by trends in the metals distribution industry, which is generally cyclical. Prices paid for steel and other metal commodities are affected by changes in worldwide supplies and demand, which can significantly impact revenues and gross
margin.   Increases in raw material prices generally result in increased revenues; however, the ability to sustain gross and operating margins also depends on the ability of the Company to pass such price increases on to its customers.

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

STATEMENT OF OPERATIONS INFORMATION

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

          REVENUES. Revenues for fiscal 1997 decreased 0.2% to $1,023.6 million, compared to $1,025.7 million in fiscal 1996. Revenues from domestic operations for fiscal 1997 increased $0.8 million to $959.8 million compared to $959.0 million in fiscal 1996. Foreign revenues decreased $2.9 million to $63.8 million. While domestic revenues were relatively flat, foreign revenues were adversely impacted by general weaknesses in the local economies.

          GROSS PROFIT. Gross profit increased $19.7 million to $280.7 million in fiscal 1997 compared to $261.0 million in fiscal 1996 while gross margin increased to 27.4% compared to 25.4%. The increases were primarily attributable to an inventory adjustment of $26.9 million recorded in fiscal 1996 (see Note 2 to Consolidated Financial Statements). Fiscal 1997 also included a LIFO credit of $3.5 million compared to a corresponding LIFO charge of $9.7 million in fiscal 1996. Gross profit and gross margin from foreign operations was $13.4 million and 21.0% in fiscal 1997, compared to $15.6 million and 23.4% in fiscal 1996. Exclusive of foreign operations, LIFO, and the 1996 inventory adjustment, gross margin was 27.5% for fiscal 1997, compared to 29.4% in fiscal 1996. The decrease of 1.9% reflects changes in product and customer mix resulting from cyclical changes in industrial production, competitive pricing pressures, disposition of slow moving and discontinued inventory, and a sudden decline in stainless and aluminum commodity sheet prices.

          EXPENSES. Total operating expenses of $265.9 million in fiscal 1997 included a restructuring charge of $15.6 million and a non-recurring charge for asset write-offs of $4.5 million (see Note 1 to Consolidated Financial Statements). Total operating expenses of $258.4 million in fiscal 1996 included a restructuring charge of $3.6 million for workforce realignment, and a non-recurring charge of $9.2 million for asset write-downs and write-offs (see Note 1 to Consolidated Financial Statements). Excluding such charges, operating expenses in fiscal 1997 would have been $245.8 million, or 24.0% of revenues, compared to $245.6 million, or 23.9% of revenues, in fiscal 1996.

          Warehouse and delivery expenses increased $5.3 million (4.1%) to $135.3 million in fiscal 1997 compared to $130.0 million in fiscal 1996. As a percent of revenues, warehouse and delivery expenses were 13.2% in 1997 and 12.7% in fiscal 1996. The increases are primarily attributable to higher freight costs and related handling expenses resulting from the expansion of services from existing inventory depots and from additional depots established in fiscal 1996.

          Selling, general and administrative expenses decreased $5.2 million (4.4%) to $110.5 million in fiscal 1997 compared to $115.7 million in fiscal 1996. In fiscal 1997 selling expenses decreased $1.0 million (2.4%) to $40.8 million, and decreased as a percent of revenues to 4.0% from 4.1% in fiscal 1996 due to lower compensation costs. General and administrative expenses decreased by $4.1 million (5.5%) to $69.7 million in fiscal 1997, and to 6.8% of revenues from 7.2% in fiscal 1996. The decrease in general and administrative expenses was primarily due to lower compensation expense, lower depreciation and amortization of property, plant and equipment resulting from a change in accounting estimate in fiscal 1996 (see Note 1 to Consolidated Financial Statements), higher income from cash discounts taken on vendor payments and gains from sales of surplus facilities.

          NET INTEREST EXPENSE. Net interest expense was $40.9 million in both fiscal 1997 and 1996. Such amounts include interest on the Revolving Credit Facility, Senior Notes, interest on borrowings against the cash surrender value of certain life insurance policies and the amortization or write-off of debt issue costs ($2.1 million in fiscal 1997 and $2.7 million in fiscal 1996).

          During fiscal 1997 the average outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) was $304.5 million versus $305.4 million in fiscal 1996. The weighted average interest rate on such indebtedness during fiscal 1997 was 9.62% versus 9.83% in fiscal 1996. The decrease in the average outstanding indebtedness and the weighted average interest rate was attributable to the Company's Revolving Credit Facility borrowings. The average borrowings under the Revolver decreased to $130.4 million from $131.6 million in fiscal 1996, and the average interest rate decreased to 8.54% in fiscal 1997 from 9.09% in fiscal 1996.

          The outstanding borrowings against the cash surrender value of life insurance policies was $76.5 million at March 31, 1997 and $65.9 million at March 31, 1996, and the total interest expense on such borrowings increased to
$8.6 million in fiscal 1997 compared to $7.2 million in fiscal 1996.   Such
increases resulted from a borrowing of $11.4 million against the increased cash surrender value of life insurance policies in November 1996 to pay annual premiums on such policies and to pay interest on previous borrowings (see Liquidity and Capital Resources). As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income is reported in general and administrative expenses in the Company's statements of operations and is not offset against the interest expense.

          The interest rates on the Senior Notes and on the life insurance policy borrowings are fixed at 10.75% and 11.76%, respectively. The interest rate on the Revolving Credit Facility is at a floating rate (10.0% as of March 31, 1997).

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

          NET INTEREST EXPENSE. Net interest expense during fiscal 1996 increased $6.3 million to $40.9 million compared to $34.6 million in fiscal 1995. Such increase was primarily the result of higher average outstanding indebtedness ($305.4 million versus $290.4 million in fiscal 1995), a higher weighted average interest rate (9.83% versus 9.44% in fiscal 1995), and higher interest costs associated with increased borrowings against the cash surrender value of life insurance policies. The increase in the average outstanding indebtedness and the weighted average interest rate is primarily attributable to the Company's Revolving Credit Facility borrowings. The average borrowings under the Revolver increased to $131.6 million compared to $124.1 million in fiscal 1995 and the average interest rate increased from 8.02% in fiscal 1995 to 9.09% in fiscal 1996. The increased average borrowings under the Revolver were primarily attributable to the higher level of receivables in the first quarter of fiscal 1996 in part arising from the transition to the new computer system. The outstanding principal amount of borrowings against the cash surrender value of life insurance policies was $65.9 million at

March 31, 1996 versus $55.6 million at March 31, 1995, and the interest expense on such borrowings increased to $7.2 million in fiscal 1996 compared to $4.7 million in fiscal 1995.

          Almost all of the interest expense of the Company was payable in respect of three items of indebtedness: the Senior Notes, the life insurance policy borrowings, and the Revolving Credit Facility. The interest rate of the Senior Notes, representing approximately $154.5 million (or 55.2%) in the aggregate in principal amount of the indebtedness of the Company, at March 31, 1996, is fixed, as is the interest rate on the life insurance policy borrowings. The interest rate on the Revolving Credit Facility, representing approximately $105.9 million (or 37.8%) in principal amount of the indebtedness of the Company at March 31, 1996, is at a floating rate (8.3% as of March 31, 1996). The interest rate payable by the Company on $20.2 million of such indebtedness was effectively capped at 9-3/4% pursuant to an interest rate protection agreement entered into with Bankers Trust Company on April 14, 1993 and expiring on April 6, 1996. Such interest rate protection agreement required Bankers Trust Company to make payments to the Company each quarter, in an amount equal to the product of the notional amount of $20.2 million and the difference between the three month London interbank offered rate and the cap rate of 7%, if the London interbank offered rate exceeds the cap rate. The three month London interbank offered rate at March 31, 1996 was 5.47% and no payments to the Company were required under the agreement since it was entered into. The Company paid a one time fee of $101,000 when it entered into the agreement, which was included in interest expense in fiscal 1994.

          During fiscal 1996, the Company borrowed $10.3 million against certain life insurance policies to pay annual premiums on such policies and to pay interest on previous borrowings (see Liquidity and Capital Resources). As a result of this borrowing, the Company's interest expense increased in the second half of fiscal 1996 due to the higher incremental borrowings.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's ongoing cash requirements for debt service and capital expenditures through fiscal 1998 will consist primarily of interest payments under its Revolving Credit Facility, interest payments on the Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders Agreement and the ESOP, capital expenditures and principal and interest payments on the Company's industrial revenue bond and purchase money indebtedness. Principal payments required by the Company's currently outstanding industrial revenue bonds and purchase money indebtedness amount to $1.0 million in fiscal 1998, $1.5 million in fiscal 1999 and 2000 and $14.7 million in the aggregate thereafter through 2010. The Company will not be required to make any principal payments in respect of the Senior Notes until 2000. On March 19, 1997, the Company received an amendment to the Revolving Credit Facility which, among other things, extended the expiration date to September 1999. In June 1997, the Company received a waiver with respect to fiscal 1997 financial covenants relating to consolidated net worth and fixed charge coverage ratio and received amendments to other financial covenants for future periods. Although compliance with such covenants in the future is largely dependent on the future performance of the Company and general economic conditions, for which there can be no assurance, the Company expects that it will continue to be in compliance with such covenants for the foreseeable future. The Company is not in default under the Senior Note Indenture and does not anticipate any default thereunder for the foreseeable future.

          At March 31, 1997, the Company's primary sources of liquidity were available borrowings of $44.3 million under the Revolving Credit Facility, borrowings of approximately $5.0 million against certain life insurance policies and internally generated funds. Borrowings under the Revolving Credit Facility are secured by the Company's domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of the Company's accounts receivable and inventory. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse to the Company. The interest rate on the loans is 0.5% greater than the dividend income rate on the policies. As of March 31, 1997, there was approximately $14.3 million of cash surrender value in all life insurance policies maintained by the Company, net of borrowings.

          The Company's capital expenditures were $4.4 million in fiscal 1997, $16.7 million in fiscal 1996 and $16.2 million in fiscal 1995. Capital expenditures in fiscal 1996 and 1995 included $6.3 million and $5.7 million, respectively, of expenditures financed through purchase money and industrial revenue bond indebtedness. During the year ended March 31, 1997, capital expenditures were primarily for routine replacement of machinery and equipment and for computer hardware and software. For fiscal 1998, the Company has budgeted approximately $7.0 million for similar capital expenditures. Approximately $4.8 million is for the acquisition of equipment and machinery and warehouse expansions, and $2.2 million of the budget is for further enhancement of the Company's information technology systems. The Company expects to finance such expenditures from internal cash flows.

          During fiscal 1997, the Company redeemed $5.6 million of its capital stock from retiring and terminated employees, as required by the terms of the Company's ESOP and Holding's Stockholders Agreement. The Company expects that such redemptions for fiscal 1998 will be higher than fiscal 1997 due to the workforce reductions resulting from the March 1997 restructuring plan, although the timing of such expenditures is not within the control of the Company and there can be no assurance in this regard.

         The cash required to complete the 1997 restructuring including the redemption of stock from terminated employees, will be approximately $17.2 million. Such amount is expected to be financed from proceeds from the sale of domestic facilities and foreign operations as discussed above, and from internal cash flows.

          Working capital and cash flows of the Company over the past three fiscal years are summarized below:



     SELECTED DATA                                                                             FISCAL YEAR
                                                                                  --------------------------------------
                                                                                    1997           1996          1995
                                                                                  --------------------------------------
                                                                                          (DOLLARS IN THOUSANDS)
     Working capital . . . . . . . . . . . . . . . . . . . . . . . . . . .        $180,637       $166,587       $243,738
     Net cash provided by (used in) operating activities . . . . . . . . .         (5,504)         67,058       (15,201)
     Net cash provided by (used in) investing activities . . . . . . . . .           (680)       (16,105)       (10,352)
     Net cash provided by (used in) financing activities . . . . . . . . .           4,838       (38,745)         23,384

          The Company's working capital increased $14.0 million to $180.6 million at March 31, 1997 versus $166.6 million at March 31, 1996, primarily as the result of lower accounts payable offset by higher accruals associated with the 1997 restructuring plan and lower inventory levels. The Company's average accounts receivable days outstanding (including foreign accounts) were 39.1 days in fiscal 1997 and 40.8 days in fiscal 1996.

          Net cash provided by operations decreased $72.6 million in fiscal 1997 compared to fiscal 1996 primarily due to changes in accounts receivable in fiscal 1996 and 1995 attributable to the unusually large increase in accounts receivable in the last quarter of fiscal 1995 in connection with the implementation of the new computer system, lower accounts payable and the non-cash charge of $26.9 million for the inventory adjustment recorded in fiscal 1996.

          Net cash used in investing activities decreased $15.4 million in 1997 compared to 1996 primarily resulting from lower capital expenditures for property, plant and equipment and higher proceeds from fixed asset dispositions.

          Net cash provided by financing activities increased $43.6 million in 1997 compared to 1996 primarily as a result of lower funding requirements for the repurchase of capital stock from retiring and departing employees pursuant to the Company's ESOP and Holding's Stockholders Agreement and higher borrowings against the Revolving Credit Facility.

          As of March 31, 1997, the Company believes its sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the revolving loans and the Senior Notes prior to their respective maturities. However, the Company anticipates that it will be necessary to replace the Revolving Credit Facility on or prior to its maturity in September 1999 and to refinance all or a portion of the Senior Notes on or prior to their maturity in March 2000, although there can be no assurance on what terms, if any, the Company would be able to obtain such refinancing or additional financing. In addition, the Company might be required to dispose of material assets or operations to meet its obligations under the terms of the Company's indebtedness; however, there can be no assurance as to the timing of such sales, the proceeds which the Company could realize therefrom or that such proceeds would be adequate to meet the obligations then due. The Company's ability to make interest payments on the revolving loans and the Senior Notes will be dependent on improvements in the Company's future operating performance above historical levels which will be dependent on a number of factors, many of which are beyond its control, and the continued availability of revolving credit borrowings. There can be no assurance that the Company will be able to effect any improvements in its operating results or that any improvements achieved will be realized in time or will be of sufficient magnitude to enable the Company to meet its debt service obligations.

ENVIRONMENTAL CONTINGENCIES

          The Company is currently involved with remediation and/or investigation activities at several former facilities where soil and/or groundwater contamination is present. As of March 31, 1997, reserves totaling $1.4 million have been established to cover those future environmental costs that are known or can be reasonably estimated. See Note
9 to the Company's Consolidated Financial Statements included elsewhere herein for a more detailed discussion of specific environmental contingencies.

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

FOREIGN EXCHANGE EXPOSURE

          The functional currency for the Company's foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholder's equity. The Company does not hedge its exposure to foreign currency fluctuations. Net foreign currency transaction gains or losses have not been material in any of the years presented. See "Item 1. Business-- Foreign Operations." However, the 1995 devaluation of the Mexican peso and ongoing instability of the peso and the Mexican economy have had a negative impact on the Company's operations.

          In March 1997, the Company approved a restructuring plan that included selling its foreign operations in the United Kingdom and Mexico. As a result of this decision, the cumulative foreign currency translation losses for these operations were recognized as part of the estimated loss on sale of these operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth the name, age (at March 31, 1997), principal occupation and business experience during the last five years of each of the directors and executive officers of the Company and Holding. The directors and executive officers of the Company and Holding are identical. The executive officers serve at the pleasure of the Board of Directors of the Company and Holding, respectively.

          Each member of the Board of Directors of the Company and of Holding holds office until the next annual meeting of the stockholders thereof or until his successor is elected and qualified. The election of directors of Holding is subject to the provisions of a Stockholders' Agreement described below.

          Non-officer directors of the Company, other than Messrs. Schuchert and Nickell, are paid an annual retainer of $25,000 plus $1,000 for each board meeting attended. In addition, outside directors are reimbursed for all out-of-pocket expenses related to meetings attended. In consideration of his service as Chairman of the Board, Holding entered into an incentive compensation agreement with Mr. Roderick pursuant to which he was granted 50,000 shares of Holding Common Stock, 34,000 of which were vested pursuant to such agreement as of its March 31, 1997 expiration date. Pursuant to the agreement, Mr. Roderick was paid a cash payment in fiscal 1996 totaling $145,309 equal to the federal, state and local income tax liability payable by him by reason of the value of the initial payment to him of 20,000 unrestricted shares of Holding Common and such cash payment. The directors receive no additional compensation for their services as directors of Holding. Officers of the Company and Holding who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of the Company and Holding.

          On December 23, 1992, Kelso and its chief executive officer, Joseph S. Schuchert, a director of the Company and Holding, without admitting or denying the findings contained therein, consented to the entry of an administrative order in respect of a Securities and Exchange Commission (the "Commission") inquiry relating to the Acquisition. The order found that the tender offer filing of Kelso & Companies, Inc. in connection with the Acquisition did not comply fully with the Commission's tender offer reporting requirements, and required Kelso and Companies Inc. and Mr. Schuchert to comply with those requirements in the future.

          There are no family relationships among directors and executive officers of the Company and Holding. For information regarding the stock ownership of Holding by the Company's and Holding's directors and executive officers, see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

NAME           AGE    POSITION


     Earle M. Jorgensen       98     Chairman Emeritus and Director

     David M. Roderick        73     Chairman of the Executive Committee and
                                     Director

     Neven C. Hulsey          62     Chairman of the Board and Director

     Maurice S. Nelson, Jr.   59     President, Chief Executive Officer and
                                     Chief Operating Officer and Director

     Charles P. Gallopo       55     Vice President and Chief Financial Officer

     Randal J. Haas           48     Vice President Strategic Business
                                     Development and Secretary and Secretary

     Frank D. Travetto        44     Vice President Merchandising

     Kenneth L. Henery        50     Vice President Central Region

    James D. Hoffman          38     Vice President Eastern Region

     R. Neil McCaffery        47     Vice President Western Region

     Mark R. McWhirter        37     Vice President and Chief Information
                                     Officer

     Joseph S. Schucher       68     Director

     William A. Marquard      77     Director

     Frank Nickell            49     Director

     John Rutledge            48     Director




          EARLE M. JORGENSEN. Mr. Jorgensen founded EMJ and was Chairman of the Board of EMJ and its successor, the Company, from 1924 until April 1994. He was also Chairman of the Board of Holding from May 1990 until April 1994. Mr. Jorgensen was Chief Executive Officer of EMJ from 1924 to June 1986. Until February 1990, Mr. Jorgensen was a director of Northrop Corporation. Mr. Jorgensen has been a director of Holding since May 1990. In April 1994, Mr. Jorgensen became Chairman Emeritus of the Board of the Company and Holding.

          DAVID M. RODERICK. Mr. Roderick became Chairman of the Executive Committee of the Company and Holding on February 1, 1997. Prior to that, Mr. Roderick was Chairman of the Board of the Company and Holding from April 1994. Mr. Roderick has been a director of the Company and Holding since January 1994. Mr. Roderick also serves as director of American Standard Companies Inc., Baron Enterprises and Kelso & Companies Inc. Previously, Mr. Roderick served as Director, Chairman, and CEO of the USX Corporation. Mr. Roderick joined USX in 1959, was Chairman of USX Finance Committee and a Director from 1973 to 1975, was President and Director from 1975 until 1979 and was CEO and Chairman from 1979 to 1989.

          NEVEN C. HULSEY. Mr. Hulsey became Chairman of the Board of the Company and Holding on February 1, 1997. Prior to that, Mr. Hulsey was President and Chief Executive Officer of the Company from April 1990, and of Holding from May 1990. Mr. Hulsey was Chairman of the Board, Director, President and Chief Executive Officer of Kilsby from 1984 until May 1990. Mr. Hulsey has been a director of the Company from March 1990, and a director of Holding from May 1990. Mr. Hulsey also serves as a director of International House of Pancakes, Inc. and Webco Industries Inc.

          MAURICE S. NELSON, JR. Mr. Nelson was elected President, Chief Executive Officer and Chief Operating Officer and a director of the Company and Holding effective February 1, 1997. Prior to that, Mr. Nelson served as President, Chief Executive Officer and Chief Operating Officer of Inland Steel Company from 1992 until April 1996. Prior to that, Mr. Nelson was the President of the Aerospace and Commercial division of the Aluminum Company of America (Alcoa) from 1987 to 1992.

          CHARLES P. GALLOPO. Mr. Gallopo has been Vice President and Chief Financial Officer of the Company and Holding since December 1993. Prior to that, Mr. Gallopo was Chief Financial Officer of Severin Montres, Ltd., since July 1989. Severin Montres, Ltd. is a manufacturer and distributor of Gucci watches.

          RANDAL J. HAAS. Mr. Haas has been Vice President Strategic Business Development and Secretary of the Company and Holding from 1996. Prior to that, Mr. Haas was Vice President Quality and Secretary of the Company and Holding since 1993 and Vice President Administration and Human Resources and Secretary since May 1990.

          FRANK D. TRAVETTO. Mr. Travetto has been the Company's Vice President Merchandising since March 1997. Prior to that, Mr. Travetto was the Company's Vice President Western Region since 1996, the Company's Vice President Eastern Region from 1992 to 1996, and the Company's Division President, Canadian Operations from 1990 to 1992.

          KENNETH L. HENRY. Mr. Henry has been the Company's Vice President Central Region since October 1995. Prior to that, Mr. Henry was the Company's Vice President Southern Region since 1994, and Vice President of the Kilsby-Roberts Division of EMJ from April 1992 to 1994.

          JAMES D. HOFFMAN. Mr. Hoffman has been the Company's Vice President Eastern Region since July 1996. Prior to that, Mr. Hoffman was District Manager for the Company's Cleveland and Buffalo operations since June 1992.

          R. NEIL MCCAFFERY. Mr. McCaffery has been the Company's Vice President Western Region since March 1997. Prior to that, Mr. McCaffery was the Company's Vice President Southern Region since April 1996, and was District Manager for the Company's Los Angeles and Phoenix operations from 1991 to 1996.

          MARK R. MCWHIRTER. Mr. McWhirter has been Vice President and Chief Information Officer of the Company since February 1995. Prior to that, Mr. McWhirter was an Account Manager at Electronic Data Systems since March 1988.

          JOSEPH S. SCHUCHERT. Mr. Schuchert has been Chairman and Chief Executive Officer and a director of Kelso & Companies Inc. since March 1989. Kelso & Companies Inc. is the general partner of Kelso, a Delaware limited partnership. Prior to the formation of Kelso & Companies Inc. in 1989, Mr. Schuchert was Managing General Partner of Kelso. Mr. Schuchert is a director of American Standard Companies Inc. and Kelso Insurance Services, Inc. Mr. Schuchert has been a director of the Company since March 1990, and a director of Holding since May 1990.

          WILLIAM A. MARQUARD. Mr. Marquard has been a director of the Company since March 1990, and a director of Holding since May 1990. Mr. Marquard also serves as a director and Chairman of the Board of Arkansas Best Corporation and Mosler, Inc., and as a director of Americold Corporation, Kelso and Companies Inc., Treadco, Inc. and EarthShell Container Corporation.

          FRANK NICKELL. Mr. Nickell has served as director of the Company and Holding since August 1993. He has been President and a director of Kelso & Companies Inc. since March 1989. Kelso & Companies Inc. is the general
partner of Kelso, a Delaware limited partnership.   Prior to the formation of
Kelso & Companies Inc., from 1984 to 1989, Mr. Nickell was a general partner of Kelso. He is also a director of Charter Communications Long Beach, Inc., CCA Holdings Corp., CCT Holdings Corporation, Tyler Holdings Corporation, Peebles Inc., Kelso Insurance Services, Inc., and The Bear Stearns Companies.

          JOHN RUTLEDGE. Dr. Rutledge has been a director of the Company and Holding since June 1992. Dr. Rutledge is the founder of Rutledge & Company, Inc., a merchant banking firm, and has been Chairman since January 1991. He is the founder of Claremont Economics Institute, and has been Chairman since January 1979. Dr. Rutledge is also a director of American Standard Companies, Inc., Amerindo Investment Advisers, Inc., Utendahl Capital Partners, Lazard Freres Funds, Fluidrive Inc., United Refrigerated Services, Inc., Adobe Air Inc. and CST Office Products, and is a consultant to Kelso.

STOCKHOLDERS' AGREEMENT

          Holding's Bylaws provide for one to ten directors. The Board of Directors of Holding currently consists of eight directors. Certain of Holding's shareholders have agreed, pursuant to the Stockholders' Agreement dated as of September 14, 1990, as amended ( the "Stockholders' Agreement"), that two directors shall be designated by the Management Stockholders (as defined in the Stockholders' Agreement), so long as they are reasonably acceptable to Kelso, and that five directors shall be designated by Kelso. Messrs. Nelson and Hulsey are the directors designated by the Management Stockholders and the remaining directors were designated by Kelso. The current vacancies are for one of the directors to be elected by the holders of Series A Preferred Stock of Holding and for one of the directors to be designated by Kelso. The Stockholders' Agreement also provides that (i) prior to the earlier of May 3, 1995 or the occurrence of an initial public offering of at least 50% of the outstanding shares of Holding Common Stock pursuant to an effective registration statement under the Securities Act, sales of shares of Holding Common Stock by a Management Stockholder are subject to a right of first refusal granted to Holding, Kelso and certain Management Stockholders who are parties to the Stockholders' Agreement and, (ii) in the event of termination of employment, under certain circumstances, the Management Stockholders are entitled to sell their shares of Holding Common Stock to Holding and Holding is required to repurchase such shares at their appraised value.

ITEM 11.  EXECUTIVE COMPENSATION

          Set forth below is information concerning the compensation levels for the executive officers of Holding and the Company serving as of March 31, 1997. Officers of the Company receive no additional compensation for their services as officers of Holding.

          CASH COMPENSATION. The following table sets forth compensation for the three fiscal years ended March 31, 1997 for the Chief Executive Officer and the four most highly compensated executive officers of the Company as of March 31, 1997.


                                                          Summary of Compensation Table

                                                             Annual Compensation                  Long-Term
                                                                                              Compensation
                                                                                                  Awards
                                                   -------------------------------------    ------------------
                                                                                               Securities
      Name and                                                                               Underlying Stock          All Other
   Principal Position                     Year             Salary              Bonus         Options/SAR(#)(2)     Compensation (3)
   ------------------                     ----             ------              -----         -----------------     ----------------
Maurice S. Nelson, Jr.                    1997           $  91,670          $     --             1,320,000             $150,000
   President, Chief Executive
   Officer and Chief Operating
   Officer (4)

Neven C. Hulsey
   Chairman and Director                  1997             444,344                --                                    123,048
   (served as Chief Executive             1996             421,997            62,500                                    153,380
   Officer through January 1997)          1995             379,382           607,987                                    129,034

Lonnie R. Terry
   Former Vice President Vice             1997             275,246            50,000                                    486,164
   President, Chief                       1996             272,688            68,125                                     63,452
   Operating Officer                      1995             270,706           355,970                                    125,773
   and Director (5)

Charles P. Gallopo
   Vice President and                     1997             196,470            84,714                                     28,272
   Chief Financial                        1996             195,023            12,102                                     32,397
   Officer                                1995             186,351           241,555                16,000               35,881

John W. Ruck
    Former Vice President Chief           1997             151,800                --                                    133,174
    Value Officer (5)                     1996             150,329            13,750                                     33,838
                                          1995             136,589           163,953                                     32,882

Randal J. Haas
    Vice President,                       1997             139,174            35,000                                     23,601
    and Secretary                         1996             138,425            47,500                                     27,768
                                          1995             138,682           193,953                                     48,533

_______________

(1) Amounts reflect cash compensation earned by executive officers in each of the fiscal years presented, including amounts received after fiscal yearend, or deferred at the election of those officers. Bonus includes (i) a cash bonus payable each year to all management investors pursuant to the Company's Management Stock Bonus Plan (or, in the case of Mr. Gallopo, equivalent policy) in proportion to their ownership of Holding Common Stock, and (ii) a cash bonus payable each year pursuant to the Company's Key Employee Incentive Compensation Plan ("Incentive Plan") which became effective April 1, 1994. The following bonuses were paid to Messrs. Nelson, Hulsey, Terry, Gallopo, Ruck and Haas under the Company's Management Stock Bonus Plan (a) in fiscal 1997: none, except Mr. Gallopo ($84,714), (b) in fiscal 1996: none, $62,500, $18,125, $12,102, $13,750 and
     $12,500, and (c) in fiscal 1995: none, $250,000, $72,500, $48,408, $55,000 and $50,000, respectively. The following allocations were made under the Incentive Plan to Messrs. Nelson, Hulsey, Terry, Gallopo, Ruck and Haas, respectively, (a) in fiscal 1997 and 1996: none, and (b) in fiscal 1995: none, $357,987, $233,470, $155,647, $108,953 and $108,953. In addition,
     Mr. Terry received payments of $50,000 in all years shown, and Mr. Haas received payments of $35,000 in all years shown, pursuant to a plan providing for fixed bonuses payable to employees of EMJ in lieu of a bonus payable to them pursuant to an incentive bonus plan terminated after the Acquisition. Mr. Gallopo received a discretionary incentive bonus of $37,500 in fiscal 1995.

(2) Holding has granted Mr. Nelson options to purchase shares of Holding Common Stock. Holding has granted Mr. Gallopo 16,000 phantom stock units which will vest on the earlier of November 29, 1997, Mr. Gallopo's death or disability, and the occurrence of a terminating transaction involving Holding, provided Mr. Gallopo is employed by Holding on such date. Each phantom stock unit when vested entitles the holder to receive an amount equal to the difference between the fair market value of a share of Holding Common Stock on the date of redemption and a base price, subject to adjustment, of $9.23.

(3) Amounts shown include allocations to the accounts of each of the named officers of contributions made by the Company to the ESOP and to the Company's 401(a)(17) Supplemental Contribution Plan (401(a)(17) Plan") and of premiums paid by the Company for long-term disability and life insurance policies. The following allocations were made in fiscal 1997 to Messrs. Nelson, Hulsey, Terry, Gallopo, Ruck and Haas, respectively: (i) ESOP (estimated), $7,500 each, except Mr. Nelson (none); (ii) 401(a)(17)
     Plan, none, $14,717, $9,872, $6,559, $1,646 and $1,199; (iii) long term disability,none, $11,408, $9,308, $6,207, $3,599 and $3,679; and (iv) life insurance, none, $89,423, $25,830, $8,007, $11,790 and $11,223.  In fiscal
     1996, the following allocations were made to Messrs. Hulsey, Terry, Gallopo, Ruck and Haas, respectively: (i) ESOP ,$7,500 each; (ii) 401(a)(17) Plan, $31,057, $17,425, $9,996, $5,262 and $4,698; (iii) long term disability, $13,990, $9,578, $6,351, $7,950 and $3,225; and (iv) life insurance, $100,833, $28,949, $8,550, $13,126 and $11,985.  In fiscal 1995, the following allocations were made to Messrs. Hulsey, Terry, Gallopo, Ruck and Haas, respectively: (i) ESOP, $16,500 each; (ii) 401(a)(17)
     Plan, $23,021, $12,652, $7,722, none and none; (iii) long term disability, $11,824, $8,835, $6,133, $7,950 and $3,225; and (iv) life insurance, $77,689, $21,915, $5,526, $10,413 and $9,056.  The amounts in respect of life insurance represent the estimated value of the premiums paid by the Company on certain disability and life insurance policies in respect of each executive. Some of the policies are managed on a split-dollar basis and the Company will receive the premiums it has paid from the proceeds of such insurance. In such cases the amount of the other compensation attributed to the executive was calculated by treating the premiums paid by the Company as a demand loan, and the amount of compensation is equal to the imputed interest expense on the cumulative outstanding premiums paid by the Company, assuming an interest rate equal to the short-term federal funds rate, from time to time. Amounts shown also include severance paid or payable to Messrs. Terry and Ruck of $433,653 and 108,640, respectively, upon their termination from The
     Company on March 31, 1997; a discretionary payment to Mr. Nelson of $150,000 in fiscal 1997; and payments of $65,871 and $19,752 to Messrs. Terry and Haas, respectively, in fiscal 1995, as a lump sum distribution in connection with the termination of the Supplemental Benefit Plan established by EMJ effective January 1, 1986.

(4) Mr. Nelson joined the Company on February 1, 1997 and his compensation in fiscal 1997 represents actual compensation for a period of two months.

(5)  Messrs. Terry and Ruck left the Company on March 31, 1997.

STOCK OPTION GRANTS TABLE

           The following table sets forth certain information concerning stock options granted during fiscal 1997 by Holding to the Chief Executive Officer and the next four most highly compensated executive officers of the Company. In addition, there are shown hypothetical gains that could be realized for the respective options, based on assumed rates of annual compound price appreciation of 5% and 10% from the date the options are granted over the ten-year term of the options. The actual gain, if any, realized upon exercise of the options will depend upon the market price of Holding's Common Stock relative to the exercise price of the option at the time the option is exercised. There is no assurance that the amounts reflected in this table will be realized.

                                            Options Granted in Last Fiscal Year


                                                       Individual Grants
                            -------------------------------------------------------------      Potential Realizable Value at
                                Number of                                                        Assumed Annual Rates of
                               Securities      % of Total                                       Stock Price Appreciation for
                               Underlying    Options Granted        Exercise                           Option Term
                            Options Granted  to Employees in        Price       Expiration   ----------------------------------
     Name                       (#) (1)        Fiscal Year         ($/Sh.)          Date             5% ($)          10%($)
     ----                      ---------       -----------         -------        -------            ------          ------
Maurice S. Nelson, Jr.         1,320,000           100%             $5.41        1/30/2007          $4,491,062       $11,381,234
Neven C. Hulsey                   ---                0%              N/A            N/A               N/A             N/A
Lonnie R. Terry                   ---                0%              N/A            N/A               N/A             N/A
Charles P. Gallopo                ---                0%              N/A            N/A               N/A             N/A
Randal J. Haas                    ---                0%              N/A            N/A               N/A             N/A
John W. Ruck                      ---                0%              N/A            N/A               N/A             N/A

_______________

(1) Holding has not granted any stock appreciation rights. Mr. Nelson's options become exercisable in installments of 50% each year on January 30, 2000 and January 30, 2001. All outstanding stock options shall become fully exercisable and shall be cancelled and exchanged for cash in an amount equal to the excess of the Change in Control Price (as defined in the Stock Option Plan as defined below) over the exercise price, in the event of any transaction or series of transactions, other than a public offering, where a person or a group, excluding Holding, any of its subsidiaries, Kelso and its affiliates, is or becomes the beneficial owner, directly or indirectly, of securities representing 35% or more of the voting power of Holding's then outstanding securities (a "Change of Control"), unless the Executive Committee determines prior to the occurrence of such Change of Control that such options shall be honored, or assumed or new rights (having substantially equivalent or better rights, terms and conditions and economic value) substituted therefor.

HOLDING STOCK OPTION PLAN

           Holding has adopted, subject to stockholder approval, the Earle M. Jorgensen Holding Company, Inc. Stock Option Plan (the "Stock Option Plan"). Option grants may be made by the Executive Committee under the Stock Option Plan. Stock options may be granted at not less than 100% of the fair market vale of Holding Common Stock on the date of grant and are generally exercisable for a period not exceeding ten years. Option grants or the vesting of options may be contingent upon terms and conditions, such as the achievement of performance measures or upon the passage of time, as the Executive Committee determines. Grants and awards made by the Executive Committee under the Stock Option Plan are intended to provide executive officers not only with additional incentives for outstanding individual performance but also with the opportunity to acquire an ownership stake in the Company, thereby more closely aligning their interests with those of the stockholders.

           The Executive Committee has the right, subject to the consent of the holders of options, to grant replacement options which may contain terms more favorable than the options they replace, including, without limitation, a lower exercise price, and cancel the replaced options.

           The aggregate number of shares of Holding Common Stock available for grants or subject to outstanding options, and the respective prices and/or vesting criteria applicable to outstanding options shall be proportionately adjusted to reflect any stock dividend on the Holding Common Stock, or any recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase the Holding Common Stock at a price substantially below its fair market value. To the extent deemed appropriate by the Executive Committee, subject to any required action by the stockholders, in any merger, consolidation, reorganization, liquidation, dissolution, or other similar transaction, any option granted under the Stock Option Plan shall pertain to the securities and any other property to which a holder of the number of shares of Common Stock covered by the option would have been entitled to receive in connection with such event.

           Upon a Change of Control of Holding, with certain exceptions, the value of all outstanding stock options (whether or not then fully exercisable or vested) will be cashed out at specified prices as of the date of the Change of Control, except that any stock options outstanding for less than six months will not be cashed out until six months after the applicable date of grant.

           Generally, a participant who is granted a stock option will not be subject to federal income tax at the time of grant and the Company will not be entitled to a tax deduction by reason of such grant. Upon exercise of a nonqualified option, generally the difference between the option price and the fair market value of the Holding Common Stock on the date of exercise will be considered ordinary income to the participant and generally the Company will be entitled to a corresponding tax deduction.

           Upon exercise of an incentive stock option, no taxable income will be recognized by the participant and the Company is not entitled to a tax deduction by reason of such exercise. However, if Holding Common Stock purchased pursuant to the exercise of an incentive stock is sold within two years from the date of grant or within one year after the transfer of such Holding Common Stock to the participant, then the difference, with certain adjustments, between the fair market value of the Holding Common Stock at the date of exercise and the option price will be considered ordinary income to the participant and generally the Company will be entitled to a corresponding tax deduction. If the participant disposes of the Holding Common Stock after such holding periods, any gain or loss upon such disposition will be treated as a capital gain or loss and the Company will not be entitled to a deduction.

           The maximum number of shares of Holding Common Stock reserved for issuance under the Stock Option Plan is 1,500,000, subject to adjustment as provided in the Stock Option Plan to reflect certain corporate transactions affecting the number or type of outstanding shares.

THE ESOP

           The Company maintains an employee stock ownership plan (ESOP) in respect of the Company's nonunion employees who meet certain service requirements. The Company's annual contributions to the ESOP are a percentage (between 5% and 15% based on a formula rewarding the achievement of certain Company performance objectives) of total cash compensation (as defined in the ESOP) determined by the Board of Directors of Holding and may be made by the Company in cash or by Holding in shares of Holding capital stock. Participants become 20% vested in their account balances after one year of continuous service. Participants vest an additional 20% for each year of service thereafter and become fully vested upon completion of five years of service, retirement, disability or death. Upon the occurrence of a participant's termination (as defined), retirement, disability, or death, the ESOP is required to either distribute the vested balance in stock or repurchase the vested balance. If stock is distributed, it is accompanied by a put option to Holding under terms defined in the ESOP. At March 31, 1997, shares of Holding's Series A and Series B Preferred Stock and Holding Common Stock owned by the ESOP totaled 107,170, 24,444 and 3,511,701 shares, respectively. Contributions payable to the ESOP totaled $3,102,000, $3,401,000, $7,694,000, $6,005,000 and $5,919,000 as of March 31, 1997, 1996,
1995, 1994 and 1993 respectively. Contributions were made by Holding in the form of Series B Preferred Stock for fiscal 1992, a combination of cash ($632,000) and Series B Preferred Stock ($5,287,000) for fiscal 1993, and Holding Common Stock for fiscal years 1994, 1995 and 1996. The contribution for fiscal 1997 will be made in the form of Holding Common Stock or cash.

           Although Holding has not expressed any intent to terminate the ESOP, it has the right to do so at any time. In the event of such termination, participants become fully vested to the extent of the balances in their separate accounts and receive put options with respect to Holding stock allocated to their accounts.

           In 1984, 1985 and 1986, K-R purchased life insurance policies to provide, among other things, a separate source for funds to repurchase capital stock, including capital stock distributed by the ESOP, from departing employees. In 1997, 1996 and 1995, the Company borrowed $53.9 million in aggregate against the cash surrender value of such policies (including $28.6 million for renewal premiums and accrued interest and $25.3 million to reduce borrowings under its Revolving Credit Facility). The net cash surrender value of certain life insurance policies available for future borrowings as of March 31, 1997 was approximately $5.0 million. Other resources of the Company, such as the Revolving Credit Facility, are available, subject to certain limitations, to satisfy stock repurchase obligations as they arise.

           The Internal Revenue Service (the "IRS") is currently conducting an audit of the Earle M. Jorgensen Employee Stock Ownership Plan for the years ended March 31, 1992 through March 31, 1996. A preliminary report has been issued to the Company in which the IRS asserted that certain contributions of stock by Holding to the ESOP violated provisions of the Internal Revenue Code. The Company believes that this assertion is incorrect and has responded to the IRS that it disagrees with the conclusions of this preliminary report. The U.S. Department of Labor (the "DOL") has conducted an investigation of the same transactions involving the ESOP and has come to conclusions similar to those reached by the IRS. The Company believes that the DOL's assertions are also incorrect and will respond accordingly to the DOL.

PENSION PLANS

           Prior to September 30, 1992, the Company maintained a salaried employees pension plan (the "Pension Plan") for the benefit of employees within the ormer Jorgensen Steel and Aluminum division, providing for benefits to retirees based upon length of service and average annual compensation over the term of employment. The Pension Plan was terminated on September 30, 1992. Upon such termination, retirees and participants who terminated employment prior to October 15, 1992 were given a deferred Group Annuity Contract purchased from Transamerica, Inc. Participants who had not terminated employment prior to October 15, 1992 were entitled to elect to take distribution of their accrued benefits in one of the following forms:
(i) a deferred Group Annuity Contract from Transamerica, Inc., (ii) a transfer of the present value of their accrued benefits to the Company's 401(k) plan, or (iii) a lump sum distribution of the present value of their accrued benefit. Messrs. Terry and Haas each elected to have the present value of his accrued benefit ($234,429 and $112,682, respectively) transferred to the Company's 401(k) plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           David M. Roderick, Frank Nickell and Maurice S. Nelson, Jr. are members of the Executive Committee, which succeeded the functions of the Management and Compensation Committee of Holding and the Company on January 30, 1997. Prior to January 30, 1997, Mr. Roderick, Mr. Schuchert and Mr. Hulsey were members of the Management and Compensation Committee. Mr. Nelson is the President, Chief Executive Officer and Chief Operating Officer of Holding and the Company. During the time Mr. Hulsey was a member of the Management and Compensation Committee, he was also the President and Chief Executive Officer of the Company and Holding.

           Kelso affiliates beneficially own shares of the capital stock of Holding as described under "Security Ownership of Certain Beneficial Owners." Mr. Nickell and Mr. Schuchert are stockholders of Kelso and general partners of Kelso Partners I, L.P. ("KP I"), Kelso Partners III, L.P. ("KP III"), and Kelso Partners IV, L.P. ("KP IV"). KP I, KP III and KP IV are the general partners of Kelso Investment Associates, Limited Partnership ("KIA I"), KIA III-Earle M. Jorgensen, L.P. ("KIA III-EMJ") and Kelso Investment Associates IV, L.P. ("KIA IV"), respectively. Mr. Nickell and Mr. Schuchert are directors of Holding and the Company and share investment and voting power with respect to shares of the capital stock of Holding held by KIA I, KIA III-EMJ and KIA IV as described under "Security Ownership of Certain Beneficial Owners."

           In connection with the Acquisition, the Company agreed to pay Kelso an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. Two principals of Kelso serve on the Boards of Directors of the Company and Holding. For each of the fiscal years 1997, 1996 and 1995, the Company paid Kelso the annual fee of $1,250,000 and reimbursed Kelso $393,000, $154,000 and $164,000, respectively, for out-of-pocket expenses.

           Holding has issued to KIA IV two warrants, each entitling KIA IV to purchase at a purchase price of $.01 per share, shares of Holding Common Stock representing 10% of the issued and outstanding Holding Common Stock on a fully diluted basis.

           In January 1996, the Company amended its agreement with Kelso Insurance Services, Inc. (an affiliate of Kelso) ("Kelso Insurance"), and American Telephone and Telegraph Company ("AT&T") pursuant to which the Company as well as certain other Kelso affiliated companies participates in a telecommunications network under which AT&T provides communications services to the group at a special tariff rate. Pursuant to such agreement, as amended, the Company has guaranteed a minimum annual usage for communication services, and Kelso Insurance has guaranteed the Company's minimum usage to AT&T. No fee was paid by the Company to Kelso Insurance in connection with this transaction.

           Mr. Hulsey is a general partner of two California partnerships:
Kilsby-Roberts Group ("KRG"), and East 31st Street North ("31st St."), and has an interest in such partnerships of 3.704% and 3.279%, respectively. Through December 1996, KRG owned a facility leased to the Company and received approximately $41,000 of rent monthly from the Company during fiscal 1997. The Company believes such rent was a market rent and is not higher than would otherwise be paid if such premises were leased from an independent third party. In January 1997, KRG sold the facility to an independent third party. On April 18, 1995, the Company purchased the facility located in Tulsa, Oklahoma owned by "31st St." for approximately $2.1 million. The Company believes, based on a current independent appraisal, that such purchase price was equal to the fair market value of the property and was not higher than would otherwise be paid if the property was purchased from an independent third party. Prior to such purchase the Company leased the facility from 31st St. for a monthly rent of approximately $26,000. The Company believes such rent was a market rent and was not higher than would otherwise be paid if the premises were leased from an independent third party.

           Mr. Roderick had a three-year incentive compensation agreement with Holding which expired on March 31, 1997. Pursuant to such agreement, Mr. Roderick was granted 50,000 shares of Holding Common Stock, 20,000 of which were vested upon issuance and all or a portion of the remainder were to be vested through fiscal 1997, if Holding achieved certain financial targets.
As of March 31, 1997, a total of 34,000 shares were vested under the agreement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OF THE COMPANY

           All of the issued and outstanding voting stock of the Company, consisting of 128 shares of common stock, is owned by Holding.

CAPITAL STOCK OF HOLDING

           The following table sets forth information with respect to the beneficial ownership of shares of Holding Common Stock and Series A Preferred Stock as of March 31, 1997, by all stockholders of Holding known to be beneficial owners of more than 5% of any such class, by each director, by each executive officer of the Company named in the Summary Compensation Table and by all directors and executive officers as a group as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of March 31, 1997, 26,213 shares of Series B Preferred Stock of Holding have been issued (and 997 shares have been accrued but not declared), of which 24,444 were owned by the ESOP and 1,766 were owned by Holding.



                                                                                                Percentage of
                                                               Percentage of       Number of     Shares of Series
                                             Number of            Shares of        Shares           A Preferred
   Name and Address of                       Shares of          Common Stock      of Series A         Stock
    Beneficial Owner                       Common Stock        Outstanding(a)   Preferred Stock   Outstanding (b)
   -------------------                     ------------        --------------   ---------------  ----------------
Kelso Investment Associates, IV, L.P. (c)   9,465,287  (d)          59.9%(d)              0            0.0%
KIA III - Earle M. Jorgensen, L.P. (c)      1,704,740               13.2%                 0            0.0%
Joseph S. Schuchert (c)                    11,167,215  (d)(e)       70.6%(d)(e)      24,519 (f)       15.2% (f)
Frank T. Nickell (c)                       11,187,714  (d)(e)       70.7%(d)(e)      24,519 (f)       15.2% (f)
Michael B. Goldberg (c)                    11,167,215  (d)(e)       70.6%(d)(e)           0            0.0%
George E. Matelich (c)                     11,172,215  (d)(e)       70.6%(d)(e)      24,519 (f)       15.2% (f)
Thomas R. Wall, IV (c)                     11,172,215  (d)(e)       70.6%(d)(e)      24,519 (f)       15.2% (f)
Frank K. Bynum (c)                         11,167,215  (d)(e)       70.6%(d)(e)           0            0.0%
David I. Wahrhaftig (c)                    11,167,215  (d)(e)       70.6%(d)(e)           0            0.0%
Earle M. Jorgensen (g)                        200,000                1.6%                 0            0.0%
Neven C. Hulsey (g)                           250,000                1.9%            24,519           15.2%
Maurice S. Nelson (g)                               0                0.0%                 0            0.0%
Lonnie R. Terry (g) (l)                        72,500                0.6%                 0            0.0%
Charles P. Gallopo (g)                         50,000                0.4%                 0            0.0%
Randal J. Haas (g)                             50,000                0.4%                 0            0.0%
John W. Ruck (g) (l)                           55,000                0.4%             2,942            1.8%
David M. Roderick (g)                          34,000                0.3%                 0            0.0%
John Rutledge (h)                               5,000                0.0%                 0            0.0%
William A. Marquard (c)                        10,000                0.1%                 0            0.0%
Earle M. Jorgensen Company Employee
   Stock Ownership Plan (g)                 3,365,408  (i)          26.1%(i)         99,803 (i)       61.7% (i)
All directors and executive officers of
    the Company as a group                    792,999  (j)           6.2%(j)         28,321 (k)       17.5% (k)

---------------
(a) The percentage of shares of Holding Common Stock outstanding for KIA IV, and Messrs. Schuchert, Nickell, Goldberg, Matelich, Wall, Bynum and Wahrhaftig was calculated assuming the total outstanding shares of Holding Common Stock was 15,814,974, (i) including shares of Holding Common Stock which would be outstanding assuming KIA IV exercised the two Warrants referred to in note (d) below in succession and there had been no other dilution events prior to such exercise and (ii) excluding the 316,435 shares of Holding Common Stock currently held in the Holding treasury. The percentage of shares of Holding Common Stock outstanding for all other holders was calculated assuming the total outstanding shares of Holding Common Stock was 12,877,059, excluding shares issuable upon the exercise of the Warrants held by KIA IV and the 316,435 shares of Holding Common Stock held in the Holding treasury as of March 31, 1997.

(b) The percentage of shares of Series A Preferred Stock outstanding was calculated assuming the total outstanding shares of Series A Preferred Stock was 161,778, excluding 85,768 shares of Series A Preferred Stock held in the Holding treasury as of March 31, 1997.

(c) The business address for such person(s) is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022. Kelso & Company is a private investment firm that engages in leveraged acquisitions.

(d) Includes 2,937,915 shares of the Holding Common Stock that KIA IV is entitled to purchase pursuant to two Warrants issued to KIA IV, one of which was issued pursuant to the terms of the Subordinated Notes because the Subordinated Notes were not refinanced within one year of issuance and one of which was issued in connection with the exchange of the Subordinated Notes for the Holding Notes. Each warrant entitles the holder to purchase up to 10% of the Holding Common Stock on a fully diluted basis at an exercise price of $.01 per share.

(e) Messrs. Schuchert, Nickell, Goldberg, Matelich, Wall, Bynum and Wahrhaftig may be deemed to share beneficial ownership of shares of Holding Common Stock owned of record by (i) KIA IV and an affiliated entity by virtue of their status as general partners of KP IV, the general partner of KIA IV, and such affiliate, and (ii) KIA III-EMJ by virtue of their status as general partners of KP III, the general partner of KIA III-EMJ. Messrs. Schuchert, Nickell, Goldberg, Matelich, Wall, Bynum and Wahrhaftig share investment and voting power with respect to securities owned by the Kelso affiliates. Messrs. Schuchert, Nickell, Goldberg, Matelich, Wall, Bynum and Wahrhaftig disclaim beneficial ownership of the shares of Holding Common Stock owned by the Kelso affiliates.

(f) Messrs. Schuchert, Nickell, Matelich and Wall may be deemed to share beneficial ownership of shares of Series A Preferred Stock owned of record by KIA I by virtue of their status as general partners of KP I, the general partner of KIA I. Messrs. Schuchert, Nickell, Matelich and Wall disclaim beneficial ownership of the shares of Series A Preferred Stock owned by KIA I.

(g) The business address of such person(s) or entity is 3050 East Birch Street, Brea, California 92822.

(h) The business address for Dr. Rutledge is One Greenwich Office Park, Greenwich, Connecticut 06831.

(i) Excludes 146,293 shares of Holding Common Stock and 7,367 shares of Series A Preferred Stock held by the ESOP in directed accounts that may be deemed to be beneficially owned by any of the directors or executive officers or other employees of the Company.

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

(l)  Messrs. Terry and Ruck left the Company on March 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Kelso affiliates beneficially own shares of the capital stock of Holding as described under "Item 12. Security Ownership of Certain Beneficial Owners and Management." Messrs. Schuchert, Nickell, Goldberg, Matelich, Wall, Bynum and Wahrhaftig are indirect stockholders of Kelso and general partners of Kelso KP I (other than Messrs. Goldberg, Bynum and Wahrhaftig), KP III and KP IV. KP I, KP III and KP IV are the general partners of KIA I, KIA III-EMJ and KIA IV, respectively. Messrs. Schuchert and Nickell are directors of Holding and the Company. Although Messrs. Schuchert, Nickell, Matelich and Wall share investment and voting power with respect to securities of Holding owned by Kelso affiliates, they disclaim beneficial ownership of such shares. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

           The Company, Holding and Kelso and its affiliates entered into certain agreements in connection with the Acquisition. Such agreements and transactions are described under "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

           KIA IV is the holder of two Holding warrants which are described under "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

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

           Mr. Roderick had an incentive compensation agreement with Holding which expired on March 31, 1997. Such agreement is described under "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS.

          See "Index to Financial Statements" (page F-1).

(a)(2) FINANCIAL STATEMENT SCHEDULES.

          Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because the information is not applicable or is not material or because the information required is set forth in the financial statements or the notes thereto.

(a)(3) EXHIBITS.

     See "Index to Exhibits" for listing of those exhibits included in this filing.

Exhibit
Number                Description
-------               -----------

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

4.2* Form of certificate for the Notes (included in Exhibit 4.1 to Amendment No. 3).

Exhibit
Number                Description
-------               -----------

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

Exhibit
Number                Description
-------               -----------

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

Exhibit
Number                Description
-------               -----------

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

10.39* Lease, dated July 30, 1982, between Republic Bank, Dallas N.A., as Ancillary Trustee of the Fluor Employees' Trust Fund and Kilsby-Roberts Co., relating to K-R's Houston, Texas property (the "Houston Lease"). Incorporated by reference to Exhibit 10.42 of the Company's 1993 Registration Statement.

10.40* Amendment No. 1 to the Houston Lease, dated as of December 31, 1986, among Barclays Bank of California, as Trustee for Republic Bank, Dallas, N.A., as Ancillary Trustee of the Fluor Employees' Trust Fund, KRG and Kilsby-Roberts Co. Incorporated by reference to Exhibit 10.43 of the Company's 1993 Registration Statement.

Exhibit
Number                Description
-------               -----------

10.41* Form of Management Agreement between the Company and Holding. Incorporated by reference to Exhibit 10.46 of Amendment No. 2 to the Company's 1993 Registration Statement.

10.42* Form of Tax Allocation Agreement between the Company and Holding. Incorporated by reference to Exhibit 10.47 of Amendment No. 3.

10.43* Second Amendment dated as January 26, 1994 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents. Incorporated by reference to the Company's quarterly report on Form 10-Q, Commission File No. 5-10065 for the fiscal quarter ended January 3, 1994.

10.44* Third Amendment dated as of February 25, 1994 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents. Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K, Commission No. 5-10065 for the fiscal year ended March 31, 1994 (the "Company's 1994 Form 10-K").

10.45* Fourth Amendment dated as of May 4, 1994 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents. Incorporated by reference to Exhibit 10.43 to the Company's 1994 Form 10-K.

10.46* Earle M. Jorgensen Holding Company, Inc. Phantom Stock Plan adopted January 11, 1995. Incorporated by reference to Exhibit 10.39 to Amendment No.1 to Holding's 1994 Registration Statement as filed with the commission on January 19, 1995 (Registration No. 33-85364) ("Amendment No. 1 to Holding's 1994 Registration Statement").

10.47* Industrial Real Estate Lease, dated July 15, 1993, between Jorgensen and 58 Cabot L.P., relating to the Langhorne, Pennsylvania facility. Incorporated by reference to Exhibit 10.27 to Holding's 1994 Registration Statement.

10.48* Amendment to the Stockholders Agreement, dated as of September 30, 1994. Incorporated by reference to Exhibit 10.41 to Amendment No. 1 to Holding's 1994 Registration Statement.

10.49* Stock Compensation Agreement, dated as of December 13, 1994, between Holding and David M. Roderick. Incorporated by reference to Exhibit
          10.42  to Amendment No. 1 to Holding's 1994 Registration Statement.

10.50* Holding's Key Employee Incentive Compensation Plan, effective April 1, 1994. Incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K, Commission File No. 5-10065 for the fiscal year ended March 31, 1995 (the "Company's 1995 Form 10-K").

10.51*    Holding's 401(a)(17) Supplemental Contribution Plan, effective April
          1, 1994.   Incorporated by reference to Exhibit 10.54 to the Company's
          1995 Form 10-K.

10.52* Holding's Deferred Compensation Plan, effective April 1, 1994. Incorporated by reference to Exhibit 10.55 to the Company's 1995 Form 10-K.

10.53* Fifth Amendment dated as of August 17, 1995 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, Commission File No. 5-10065 for the fiscal quarter ended September 29, 1995.

Exhibit
Number                Description
-------               -----------

10.54* Form of Sixth Amendment dated as of January 30, 1996 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, Commission File No. 5-10065 for the fiscal quarter ended January 3, 1996.

10.55* Form of Seventh Amendment dated as of June 20, 1996 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents. Incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K, Commission No. 5-10065 for the fiscal year ended March 31, 1996 (the "Company's 1996 Form 10-K").

10.56** Amendment No. 2 to the Earle M. Jorgensen Company Capital Accumulation Plan and Trust dated as of May 3, 1996.

10.57** Earle M. Jorgensen Holding Company, Inc. Stock Option Plan effective January 30, 1997.

10.58**   Form of Holding Incentive and Non-Qualified Stock Option Agreement.

10.59** Form of Eighth Amendment dated as of March 19, 1997 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents.

10.60** Form of Ninth Amendment and Waiver dated as of June 4, 1997 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents.

12.1**    Statement of Computation of Number of Times Fixed Charges Earned.

22.1**    Listing of the Company's subsidiaries.

27**      Financial Data Schedule


(b)       Reports on Form 8-K.

          None

_______________

 *        Previously filed.
**        Included in this filing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brea, State of California, on the 26th day of June, 1997.


                                        EARLE M. JORGENSEN COMPANY


                                        By  /s/ Charles P. Gallopo
                                            ------------------------
                                             Charles P. Gallopo
                                             Vice President and Chief
                                                  Financial Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


         Signatures                            Title                             Date
         ----------                            -----                             -----
                                  Director and Chairman Emeritus
     -------------------------
     Earle M. Jorgensen

     /s/David M. Roderick         Director and Chairman of the Executive
     --------------------------   Committee
     David M. Roderick                                                       June 26, 1997

     /s/Neven C. Hulsey           Chairman and Director
     --------------------------
     Neven C. Hulsey                                                         June 26, 1997

     /s/Maurice S. Nelson         President, Chief Executive Officer and
     --------------------------   Chief Operating Officer and Director
     Maurice S. Nelson                                                       June 26, 1997

     /s/Charles P. Gallopo        Vice President and Chief Financial
     --------------------------   Officer (Principal Financial and
     Charles P. Gallopo           Accounting Officer)                        June 26, 1997

     /s/Joseph S. Schuchert       Director
     --------------------------
     Joseph S. Schuchert                                                     June 26, 1997

     /s/Frank Nickell             Director
     --------------------------
     Frank Nickell                                                           June 26, 1997

     /s/William A. Marquard       Director
     --------------------------
     William A. Marquard                                                     June 26, 1997

     /s/John Rutledge             Director
     --------------------------
     Dr. John Rutledge                                                       June 26, 1997


                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                              FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

EARLE M. JORGENSEN COMPANY:

Report of Independent Auditors                                             F-2

Consolidated Balance Sheets at March 31, 1997 and 1996                     F-3

Consolidated Statements of Operations for the years ended
March 31, 1997, 1996 and 1995                                              F-4

Consolidated Statements of Stockholder's Equity for the
years ended March 31, 1997, 1996 and 1995                                  F-5

Consolidated Statements of Cash Flows for the years ended
March 31, 1997, 1996, 1995                                                 F-6

Notes to Consolidated Financial Statements                                 F-8

                         Report of Independent Auditors

The Board of Directors and Stockholder
Earle M. Jorgensen Company

We have audited the accompanying consolidated balance sheets of Earle M. Jorgensen Company as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the index at item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earle M. Jorgensen Company at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                        /s/ERNST & YOUNG LLP

Orange County, California
May 19, 1997, except for Note 6-Credit Agreement as to which the date is June 4, 1997

                           Earle M. Jorgensen Company
                          Consolidated Balance Sheets
                 (dollars in thousands, except  per  share data)


                                                                                           MARCH 31,
                                                                              --------------------------------
                                                                                    1997                1996
                                                                              --------------------------------
ASSETS
Current assets:
  Cash                                                                          $   21,477           $  22,823
  Accounts receivable, less allowance for doubtful accounts                        113,544             113,664
  Inventories                                                                      174,045             188,452
  Other current assets                                                               3,915               4,513
                                                                              --------------------------------
     Total current assets                                                          312,981             329,452
                                                                              --------------------------------
Net property, plant and equipment, at cost                                         120,050             134,259

Cash surrender value of life insurance policies                                     14,258              11,599
Debt issue costs, net of accumulated amortization                                    4,806               6,127
Other assets                                                                         2,787               3,474
                                                                              --------------------------------
     Total assets                                                               $  454,882           $ 484,911
                                                                              --------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                              $   87,519           $ 112,551
  Accrued restructuring expenses                                                    10,632                 783
  Other accrued liabilities                                                         25,973              30,219

  Deferred income taxes                                                              7,270              18,362
  Current portion of long-term debt                                                    950                 950
                                                                              --------------------------------
     Total current liabilities                                                     132,344             162,865
                                                                              --------------------------------

Long-term debt                                                                     290,336             279,002
Deferred income taxes                                                               26,742              14,448
Other long-term liabilities                                                          3,533               3,455
Commitments and contingencies

Stockholder's equity
  Preferred stock, $.01 par value; 200 shares authorized and unissued                  ---                 ---
  Common stock, $.01 par value; 2,800 share authorized; 128 shares
    issued and outstanding                                                             ---                 ---
  Capital in excess of par value                                                   171,073             173,523
  Foreign currency translation adjustment                                               44              (5,748)
  Accumulated deficit                                                             (169,190)           (142,634)
                                                                              --------------------------------
    Total stockholder's equity                                                       1,927              25,141
                                                                              --------------------------------
      Total liabilities and stockholder's equity                                $  454,882           $ 484,911
                                                                              --------------------------------
                                                                              --------------------------------

SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                      Consolidated Statements of Operations
                             (dollars in thousands)


                                                                       YEAR ENDED MARCH 31,
                                                            ----------------------------------------
                                                               1997           1996           1995
                                                            ----------------------------------------
Revenues                                                    $1,023,565     $1,025,659     $1,022,884

Cost of sales, before inventory adjustment                     742,826        737,756        716,975
                                                            ----------------------------------------
                                                               280,739        287,903        305,909
Inventory adjustment                                               ---        (26,882)           ---
                                                            ----------------------------------------
   Gross profit                                                280,739        261,021        305,909

Expenses:
   Warehouse and delivery                                      135,287        129,966        125,683
   Selling                                                      40,791         41,794         44,627
   General and administrative                                   69,748         73,859         76,874
   Restructuring and consolidation expenses                     15,638          3,571            715
   Other non-recurring charges                                   4,450          9,205            ---
                                                            ----------------------------------------
     Total expenses                                            265,914        258,395        247,899
                                                            ----------------------------------------
Income from operations                                          14,825          2,626         58,010

Interest expense, net                                           40,880         40,874         34,604
                                                            ----------------------------------------
Income (loss) before income taxes                              (26,055)       (38,248)        23,406

Income tax provision (benefit)                                     501         (8,937)         3,487
                                                            ----------------------------------------
Net income (loss)                                            $ (26,556)     $ (29,311)    $   19,919
                                                            ----------------------------------------
                                                            ----------------------------------------


SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                 Consolidated Statements of Stockholder's Equity
                             (dollars in thousands)


                                                                                           FOREIGN
                                                      COMMON STOCK           CAPITAL       CURRENCY
                                                  ---------------------     IN EXCESS     TRANSLATION   ACCUMULATED
                                                   SHARES       AMOUNT     OF PAR VALUE    ADJUSTMENT     DEFICIT           TOTAL
                                                 ---------------------------------------------------------------------------------
Balance at March 31, 1994                           128        $   ---       $188,371      $    (421)     $(133,242)     $  54,708
   Dividend to parent                               ---            ---         (3,654)           ---            ---         (3,654)
   Capitalization of ESOP
     contribution, net                              ---            ---          7,694            ---            ---          7,694
   Foreign currency translation
     adjustment                                     ---            ---            ---         (2,267)           ---         (2,267)
   Net income                                       ---            ---            ---            ---         19,919         19,919
                                                 ---------------------------------------------------------------------------------
Balance at March 31, 1995                           128            ---        192,411         (2,688)      (113,323)        76,400

   Dividend to parent                               ---            ---        (22,289)           ---            ---        (22,289)
   Capitalization of ESOP
     contribution, net                              ---            ---          3,401            ---            ---          3,401
   Foreign currency translation
     adjustment                                     ---            ---            ---         (3,060)           ---         (3,060)
   Net loss                                         ---            ---            ---            ---        (29,311)       (29,311)
                                                 ---------------------------------------------------------------------------------
Balance at March 31, 1996                           128            ---        173,523         (5,748)      (142,634)        25,141

   Dividend to parent                               ---            ---         (5,552)           ---            ---         (5,552)
   Capitalization of ESOP
     contribution, net                              ---            ---          3,102            ---            ---          3,102
   Foreign currency translation
     adjustment and writeoff                        ---            ---            ---          5,792            ---          5,792
   Net loss                                         ---            ---            ---            ---        (26,556)       (26,556)
                                                 ---------------------------------------------------------------------------------
Balance at March 31, 1997                           128        $   ---       $171,073      $      44      $(169,190)     $   1,927
                                                 ---------------------------------------------------------------------------------
                                                 ---------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)


                                                                                      YEAR ENDED MARCH 31,
                                                                      --------------------------------------------------
                                                                          1997                1996                 1995
                                                                      --------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                       $(26,556)           $(29,311)           $ 19,919
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Inventory adjustment                                                       ---              26,882                 ---
  Write-off of foreign currency translation losses                         5,345                 ---                 ---
  Asset write-downs                                                        4,450               9,205                 ---
  Depreciation and amortization                                           10,620              12,022              14,135
  Amortization of debt issue costs and discount on senior
     notes included in interest expense                                    2,279               2,279               2,253
  Accrued postretirement benefits                                            280                (256)               (360)
  ESOP expense contributed to capital                                      3,102               3,401               7,694
  Deferred income taxes                                                    1,202              (9,650)              2,060
  Gain on sale of property, plant and equipment                           (1,079)               (559)               (665)
  Debt forgiveness charge from pre-payment
     of note receivable                                                      ---                 ---                  51
  Provision for bad debts                                                  1,817               1,362               1,456
  Increase in cash surrender value of life insurance
    over premiums paid                                                    (1,798)             (1,894)             (1,381)
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                            (1,697)             40,065             (42,384)
    Decrease (increase) in inventories, excluding
     the inventory adjustment above                                       14,407              (5,245)            (27,524)
    Decrease (increase) in other current assets                              635               2,921              (2,489)
    Increase (decrease) in accounts payable and accrued
      liabilities and expenses                                           (19,428)             19,241              14,360
Other                                                                        917              (3,405)             (2,326)
                                                                        ------------------------------------------------
Net cash provided by (used in) operating activities                       (5,504)             67,058             (15,201)
                                                                        ------------------------------------------------
INVESTING ACTIVITIES:
Additions to property, plant and equipment                                (4,449)            (16,658)            (16,177)
Proceeds from the sale of property, plant and equipment                    4,630               1,158               3,851
Proceeds from  note receivable                                               ---                 ---               1,695
Premiums paid on life insurance policies                                  (2,345)             (1,530)             (2,661)
Proceeds from redemption of life insurance policies                        1,484                 925               2,940
                                                                        ------------------------------------------------
    Net cash used in investing activities                                   (680)            (16,105)            (10,352)
                                                                        ------------------------------------------------


SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)


                                                                                       YEAR ENDED MARCH 31,
                                                                         -----------------------------------------------
                                                                           1997               1996                1995
                                                                         -----------------------------------------------
FINANCING ACTIVITIES:
Net borrowings (payments) under revolving loan agreements                $12,149           $(19,747)             $(4,309)
Borrowings on cash surrender value of life insurance policies                ---                 ---              25,331
Proceeds from issuance of industrial revenue bonds                           ---                 ---               4,500
Other borrowings (payments), net                                            (949)              3,291               1,811
Increase in debt issue costs                                                (810)                ---                (295)
Cash dividend to Parent                                                   (5,552)            (22,289)             (3,654)
                                                                         -----------------------------------------------
  Net cash provided by (used in) financing activities                      4,838             (38,745)             23,384
                                                                         -----------------------------------------------
Net increase (decrease) in cash                                           (1,346)             12,208              (2,169)
Cash at beginning of year                                                 22,823              10,615              12,784
                                                                         -----------------------------------------------
Cash at end of year                                                      $21,477           $  22,823             $10,615
                                                                         -----------------------------------------------
                                                                         -----------------------------------------------

SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION---The Company became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (the Parent) as the result of a series of business combinations and mergers effective April 1, 1990.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including Kilsby Jorgensen Steel and Aluminium Ltd. (EMJ (UK)) (formerly Kilsby-Roberts Ltd.), Kilsby Jorgensen Steel & Aluminum S.A. de C.V. (EMJ (Mexico)), and Earle M. Jorgensen (Canada) Inc. (EMJ (Canada)) (formerly Kilsby Jorgensen Steel and Aluminum Inc.) and Stainless Insurance Ltd., a captive insurance subsidiary (EMJ (Bermuda)) operating in the
United Kingdom, Mexico, Canada and Bermuda, respectively.   Excluding EMJ
(Bermuda), net losses from foreign operations totaled $3,516,000 and $114,000 in 1997 and 1995, respectively. In fiscal 1996, such foreign operations generated $357,000 of net income. In fiscal 1997, EMJ (Bermuda) generated $436,000 of net income from investment income and intercompany fees. All significant intercompany accounts and transactions have been eliminated.

Certain amounts reported in prior years have been reclassified to conform to the 1997 presentation.

USE OF ESTIMATES---The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION---The Company recognizes revenue when products are shipped.

RESTRUCTURING AND CONSOLIDATIONS---In March 1997, the Company approved a plan to restructure its operations. The plan's major actions included selling certain foreign operations (see Note 4), closing four domestic distribution centers whose sales territories are now serviced from other nearby facilities, and reducing the Company's workforce by approximately 10%. As a result, a restructuring charge of $15,638,000 was recorded to cover provisions for loss on sale of foreign operations ($7,027,000, including the write-off of cumulative translation adjustments of $5,345,000); costs of severance and other termination benefits and related expenses associated with the reduction in workforce ($6,537,000); and costs directly related to the closure of facilities for which there is no future economic value ($2,074,000).

Management expects a significant portion of the costs related to the restructuring plan will be incurred by July 1, 1997. The domestic facilities that were closed are owned by the Company and are being held for sale. It is expected the sale of these facilities and of the foreign operations will be completed during fiscal 1998.

In September 1995, the Company implemented a plan designed to enhance operating productivity and efficiencies. As a result, a restructuring charge of $3,571,000 was recorded to cover the costs associated with a 7% reduction in the Company's workforce. In addition, the Company recorded a non-recurring charge of $9,205,000 for write-downs and write-offs of certain property, plant and equipment, a portion of which ($3,330,000) was the excess purchase price or "step-up" allocated to the net book values of such assets at the time of the Company's merger in 1990.

Commencing in fiscal 1993, the Company implemented a consolidation program to combine certain service centers serving the same market. The Company recorded charges of $715,000 during fiscal 1995 related to the physical relocation of employees, equipment, inventory, severance costs and costs to dispose of facilities.

                           Earle M. Jorgensen Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT---Property, plant and equipment is recorded at cost. Additions, renewals and betterments are capitalized; maintenance and repairs which do not extend useful lives are expensed as incurred. Gains or losses from disposals are reflected in income and the related costs and accumulated depreciation are removed from the accounts. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment. Leasehold improvements are amortized over the terms of the respective leases.

Effective July 1, 1995, the Company extended the useful lives for the step-up of property, plant and equipment resulting from the 1990 merger through fiscal 2008. As a result, amortization expense in fiscal 1996 and 1997 was reduced approximately $3.3 million and $1.8 million, respectively, on a comparative basis, and such reduced amortization will continue through each of the fiscal years ending 1998 through 2000.

CONCENTRATION OF CREDIT RISK---The Company sells the majority of its products throughout the United States, Canada, Mexico and Europe. Sales to the Company's recurring customers are generally made on open account terms while sales to occasional customers are made on a C.O.D. basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. The Company establishes an allowance for potential credit losses based upon factors surrounding the credit risk for specific customers, historical trends and other information; such losses have been within
management's expectations.   The Company's allowance for doubtful accounts at
March 31, 1997 and 1996 was $963,000 and $1,017,000, respectively. Management believes there are no significant concentrations of credit risk as of March 31, 1997.

DEBT ISSUE COST---Debt issue costs are deferred and amortized to interest expense over the life of the underlying indebtedness. The amortization of debt issue costs aggregated $2,144,000, $2,144,000 and $2,117,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Accumulated amortization of debt issue costs was $8,612,000 and $6,468,000 at March 31, 1997 and 1996,
respectively.

FOREIGN CURRENCY TRANSLATION---The assets and liabilities of the foreign subsidiaries have been translated into U.S. dollars using the year-end exchange rates. Revenues, costs and expenses have been translated at average exchange rates for each year. Adjustments resulting from translation of foreign currency financial statements are reflected as a separate component of stockholder's equity. Exchange gains and losses from foreign currency transactions are included in operations in the period in which they occur.

CASH AND STATEMENTS OF CASH FLOWS---Cash includes disbursements and deposits not yet funded by or applied to the Company's Revolving Credit Facility as of a balance sheet date. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

For the years ended March 31, 1997, 1996 and 1995 cash paid for interest on borrowings was $37,747,000, $37,310,000 and $31,592,000, and cash paid for income taxes was $403,000, $677,000 and $1,056,000, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In fiscal 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations or are expected to be disposed of, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets. There were no impairment losses recorded in fiscal 1996 as the result of adopting SFAS No. 121. In fiscal 1997, the Company evaluated certain applications of its management information and financial reporting system and determined that such applications would not be used in the future. Accordingly, the Company recorded a non-recurring charge of $4,450,000 for the write-off of costs related to these applications.

                           Earle M. Jorgensen Company

2. INVENTORIES

Substantially all inventories are held for sale at the Company's service center locations and are valued at the lower of cost (using the last-in, first-out (LIFO) method) or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, inventories would have been higher by $1,697,000 at March 31, 1997 and $5,187,000 at March 31, 1996.

In fiscal years 1997 and 1995, a reduction of LIFO inventory quantities carried at costs lower or higher than costs prevailing in prior years occurred but did not have a significant impact on the Company's gross profit.
 There were no such reductions in fiscal 1996.

In February 1995, the Company began the implementation of a new enhanced inventory and management information system. To ensure the accuracy of the conversion of the perpetual inventory records, the Company performed physical inventory counts and other procedures at all of its locations during the second, third and fourth quarters of fiscal 1996. The Company identified a difference between the perpetual inventory records and the general ledger amounting to $26.9 million and, accordingly, recorded a charge to cost of sales for this difference in the fourth quarter of fiscal 1996.

3.  NET PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation at March 31, 1997 and 1996 consisted of the following:


                                                    1997                 1996
                                               --------------------------------
     Land                                      $  32,583,000      $  34,178,000
     Buildings and improvements                   43,943,000         51,895,000
     Machinery and equipment                      97,940,000        103,012,000
                                               --------------------------------
                                                 174,466,000        189,085,000
     Less accumulated depreciation                54,416,000         54,826,000
                                               --------------------------------
        Net property, plant and equipment       $120,050,000       $134,259,000
                                               --------------------------------
                                               --------------------------------

4.  FOREIGN OPERATIONS HELD FOR SALE

In March 1997, the Company approved a plan to sell its foreign operations in the United Kingdom and Mexico. The net assets of such operations at March 31, 1997 and 1996 consisted of the following:

                                                     1997               1996
                                               --------------------------------
     Current assets                              $17,210,000        $20,133,000
     Property, plant and equipment, net              758,000            810,000
     Other assets                                     12,000             54,000
                                               --------------------------------
       Total assets                               17,980,000         20,997,000

     Current liabilities, including a reserve
      of $7,027,000 for estimated loss            13,126,000          5,397,000
                                               --------------------------------
       Net assets                               $  4,854,000        $15,600,000
                                               --------------------------------
                                               --------------------------------

For the fiscal years ended March 31, 1997, 1996 and 1995, combined revenues from these foreign operations were $35,193,000, $36,629,000 and $29,974,000; and
income (loss) from operations was ($2,935,000), $80,000 and ($534,000), respectively.

                           Earle M. Jorgensen Company

5. CASH SURRENDER VALUE OF LIFE INSURANCE

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

The Company uses borrowings from the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on those policies and to fund working capital needs. As of March 31, 1997, approximately $5,000,000 was available for future borrowings.


                                 Surrender value        Loans            Net cash
                                   before loans       outstanding     surrender value
                                   --------------------------------------------------
    Balance at March 31, 1997      $90,805,000        $76,547,000       $14,258,000
    Balance at March 31, 1996      $77,527,000        $65,928,000       $11,599,000

Interest expense on outstanding loans in fiscal 1997, 1996 and 1995 totaled $8,621,000, $7,173,000 and $4,709,000, respectively.

6. LONG-TERM DEBT

Long-term debt at March 31, 1997 and 1996 consisted of the following:



                                                              1997                1996
                                                          --------------------------------
  Revolving loans due September 9, 1999                   $118,011,000        $105,862,000

  10-3/4% Senior Notes due March 1, 2000                   154,607,000         154,473,000

  Industrial Development Revenue Bonds:
    Payable in annual installments of $500,000
     commencing June 1, 1998, interest at 9%                 4,000,000           4,000,000
    Payable in annual installments of $715,000
     commencing December 1, 2004, interest at 5.25%          4,300,000           4,300,000
    Payable in annual installments of $900,000
     commencing September 1, 2000, interest at 8.5%          4,500,000           4,500,000
  Purchase money financing, payable in monthly
     installments of principal of $79,000 plus interest
     through July, 2003; interest at one month
     LIBOR plus 3.25%                                        5,868,000           6,817,000
                                                          ------------        ------------
                                                           291,286,000         279,952,000
  Less current portion                                         950,000             950,000
                                                          ------------        ------------
                                                          $290,336,000        $279,002,000
                                                          ------------        ------------
                                                          ------------        ------------


Aggregate maturities of long-term debt are as follows: $950,000 in 1998; $1,450,000 in 1999; $274,068,000 in 2000; $2,350,000 in 2001; $2,350,000 in
2002; and $10,118,000 thereafter. The fair value of the Company's Senior Notes at March 31, 1997 was $150,350,000 based on the quoted market price as of that date. The carrying values of all other long-term debt and other financial instruments at March 31, 1997 approximate fair value.

                           Earle M. Jorgensen Company

6. LONG-TERM DEBT (CONTINUED)

10-3/4% SENIOR NOTES

In March 1993, the Company refinanced its revolving and term loans by issuing $155 million of 10-3/4% Senior Notes and entering into a new $175 million revolving credit facility (Credit Agreement). The 10-3/4% Senior Notes were sold at 99.392% of face value resulting in a discount of $942,000 and an effective yield to maturity of 10-7/8%.

CREDIT AGREEMENT

The revolving loans, which allow maximum borrowings of $175 million, including letters of credit ($1.6 million outstanding at March 31, 1997), bear interest at a base rate (generally defined as the bank's prime lending rate plus 1-1/2% or
LIBOR plus 2.75%).   At March 31, 1997, the bank's prime lending rate was 8.50%
and LIBOR was 5.69%. In addition, borrowings under the revolving loans are limited to an amount equal to 85% of eligible trade receivables plus 43.5% of eligible inventories (as defined). Unused available borrowings under the revolving loans totaled $44.3 million at March 31, 1997. The revolving loans mature on September 9, 1999. Borrowings under the revolving loans are secured by a lien on all domestic inventory and accounts receivable of the Company.

Under the Credit Agreement the Company is obligated to pay certain fees including an unused commitment fee of 0.5%, payable quarterly in arrears, and letter of credit fees of 2-3/4% per annum of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus issuance, fronting, amendment and other standard fees. The Company paid loan commitment fees totaling $305,000 in 1997, $218,000 in 1996 and $193,000 in 1995.

The Credit Agreement contains financial covenants in respect of maintenance of minimum consolidated net worth, working capital and fixed charge coverage ratio (as defined). The Credit Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends and other restricted payments by the Company and its subsidiaries in respect to their capital stock, and certain transactions with affiliates. On June 4, 1997, the Company received a waiver to fiscal 1997 financial covenants relating to consolidated net worth and fixed charge ratio and received amendments to other financial covenants for future periods.

OTHER

The Company issues industrial revenue bonds in connection with significant facility improvements or construction projects. The purchase money financing of $5,868,000 represents the net borrowings under a loan agreement entered into on March 27, 1995 which provided up to $7,500,000 for the expansion or acquisition of facilities and purchase of equipment. These obligations are secured by the underlying assets acquired or constructed.

7. INCOME TAXES

The Company is included in the consolidated tax returns of the Parent. Pursuant to an agreement with the Parent, the Company calculates its tax provision as though it filed separate returns.

The Company records deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities. Deferred taxes are also recorded for the future benefit of Federal and state tax losses and tax credit carryforwards. Deferred tax assets have not been recognized for the loss carryforwards of the Company's foreign subsidiaries. Consistent with SFAS No. 109, "Accounting for Income Taxes" a valuation allowance has been recognized for certain deferred tax assets, which management believes are not likely to be realized.

                           Earle M. Jorgensen Company

7. INCOME TAXES (CONTINUED)

At March 31, 1997, the Company has net operating loss carryforwards of $70,000,000 for Federal income tax purposes. These carryforwards resulted from the Company's losses during 1993 and 1996, and expire in years 2009 and 2011, respectively. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations. In addition, use of the Company's net operation loss carryforwards and other tax attributes may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three year period subsequent to a loss year.

The Company's federal income tax returns for the years ended 1993 and 1994 are currently under examination by the Internal Revenue Service.

Significant components of the Company's deferred income tax assets and liabilities at March 31, 1997 and 1996 were as follows:

                                                         1997           1996
                                                     --------------------------
     Deferred tax liabilities:
       Tax over book depreciation                    $10,267,000    $12,970,000
       Purchase price adjustments                     43,324,000     45,380,000
                                                     -----------    -----------
     Total deferred tax liabilities                   53,591,000     58,350,000
                                                     -----------    -----------
     Deferred tax assets:
       Net operating loss carryforwards               25,747,000     27,550,000
       Other                                          16,538,000      7,990,000
       Valuation allowance for deferred tax assets   (22,706,000)   (10,000,000)
                                                     -----------    -----------
     Net deferred tax assets                          19,579,000     25,540,000
                                                     -----------    -----------
     Net deferred tax liabilities                    $34,012,000    $32,810,000
                                                     -----------    -----------
                                                     -----------    -----------

Income before taxes consists primarily of income (loss) from the Company's domestic operations and also includes pre-tax income (loss) of $(3,080,000), $359,000 and $(114,000) from the Company's foreign operations for fiscal 1997, 1996 and 1995, respectively.

Significant components of the provision for income taxes attributable to continuing operations for the years ended March 31, 1997, 1996 and 1995 were as follows:


                                                1997                     1996                 1995
                                          ----------------------------------------------------------
    Current:
       Federal                            $         ---           $          ---       $     516,000
       State                                    403,000                  676,000             991,000
       Foreign                                      ---                      ---                 ---
                                          -------------           --------------       -------------
       Total current                            403,000                  676,000           1,507,000
                                          -------------           --------------       -------------
    Deferred:
       Federal                             (10,111,000)             (12,240,000)           3,079,000
       State                                (2,497,000)              (3,235,000)           1,101,000
       Foreign                                      ---                      ---                 ---
       Valuation allowances                  12,706,000                5,862,000         (2,200,000)
                                          -------------           --------------       -------------
       Total deferred                            98,000              (9,613,000)           1,980,000
                                          -------------           --------------       -------------
                                          $     501,000           $  (8,937,000)       $   3,487,000
                                          -------------           --------------       -------------
                                          -------------           --------------       -------------

                           Earle M. Jorgensen Company

7. INCOME TAXES (CONTINUED)

The reconciliation of the income tax provision (benefit) differs from that which would result from applying the U.S. statutory rate as follows:


                                                                   1997                1996                 1995
                                                               ----------------------------------------------------
   Expected tax (benefit) at Federal statutory rates           $(9,119,000)       $(13,387,000)        $  8,192,000
   State tax expense (benefit), net of Federal taxes            (1,207,000)         (1,876,000)             942,000
   Net increase in cash surrender values of life insurance      (2,797,000)         (1,607,000)          (1,306,000)
   State franchise and capital taxes                                403,000             423,000             421,000
   Effect of Internal Revenue Service examination                       ---             792,000                 ---
   Foreign loss carryforward (with) without tax benefit           1,078,000           (126,000)                 ---
   Tax benefit of credit carryovers and carrybacks                 (800,000)               ---             (846,000)
   Change in valuation allowance                                 12,706,000           5,862,000          (2,200,000
   Other                                                            237,000             982,000          (1,716,000)
                                                               ------------       ------------         ------------
     Income tax (benefit) expense                              $    501,000       $ (8,937,000)        $  3,487,000
                                                               ------------       ------------         ------------
                                                               ------------       ------------         ------------

The change of $12,706,000 in the valuation allowance for deferred tax assets was due to the uncertainty of realizing the benefit during the tax loss carryforward period.

8. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN

The Company and its Parent have an Employee Stock Ownership Plan (ESOP) which covers nonunion employees of the Company who meet certain service requirements. The cost of the ESOP is borne by the Company through annual contributions to an Employee Stock Ownership Trust (ESOT) in amounts determined by the Plan Administrative Committee (the Committee). Contributions may be made in cash or shares of the Parent's stock as the Parent's Board of Directors may from time to time determine. Participants vest at a rate of 20% per year of service and become fully vested upon retirement, disability or death. Upon the occurrence of a participant's termination (as defined), retirement, disability, or death, the ESOP is required, by the terms of the ESOP, to either distribute the vested balance in stock or repurchase the vested balance (as determined by the Committee). If stock is distributed, it is accompanied by a put option to the Parent under terms defined in the ESOP. Shares of the Parent's Series A and B preferred and common stock owned by the ESOP totaled 107,170, 24,444 and 3,511,701 at March 31, 1997, respectively. Contributions payable to the ESOT totaled $3,102,000, $3,401,000 and $7,694,000 in 1997, 1996 and 1995, which represents 5% of eligible compensation in 1997 and 1996 and 11% in 1995. The contribution for fiscal 1997 will be in the form of common stock or cash. The contribution for fiscal 1996 and 1995 was made in the form of common stock.

Although the Parent has not expressed any intent to terminate the plan, it has the right to do so at any time. In the event of such termination, participants become fully vested to the extent of the balances in their separate accounts and come under the put options as previously discussed.

                           Earle M. Jorgensen Company

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company historically maintained noncontributory defined benefit pension plans covering substantially all former employees of a predecessor company not covered by union plans. The Hourly Plan and Salaried Plan provide benefits on years of service and the employee's compensation during the last ten years of employment. Net pension expense for the Hourly Plan for the years ended March 31 1997, 1996 and 1995 was $420,000, $500,000 and $286,000, respectively. There was no pension expense or income for the Salaried Plan for the years ended March 31, 1997, 1996 and 1995.

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

The Company maintains an unfunded Supplemental Plan which provides benefits to highly compensated employees whose basic pension plan benefit is limited by the Internal Revenue Code. Net pension expense for the Supplemental Plan for the years ended March 31, 1997, 1996 and 1995 was $67,000, $67,000 and $228,000,
respectively. This plan is being dissolved since its benefits related to those provided by the Salaried Plan.

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

Information as of March 31, 1997, regarding the Hourly Plan, Supplemental Plan, and Postretirement Benefit Plan follows:


                                                                      Supplemental      Postretirement
                                                   Hourly Plan            Plan               Plan
                                                   ------------       ------------      --------------
   Projected benefit obligation                    $(8,049,000)       $(788,000)        $(3,108,000)
   Fair value of plan assets                         8,714,000              ---                 ---
   Prepaid (accrued) pension costs                    (176,000)        (500,000)         (3,519,000)
   Discount rate                                          7.50%            7.50%               7.50%
   Expected long-term rate of return on assets            8.00%             ---                 ---
   Rate of increase in compensation levels                5.00%            5.00%                ---


The discount rate, expected long-term rate of return on assets, and rate of increase in compensation levels used to calculate the expense under these plans for fiscal 1997, 1996 and 1995 were 7.25%, 8.00% and 5.00%; 8.25%, 8.00% and
5.00% and 7.25%, 8.00% and 5.00%, respectively.

                           Earle M. Jorgensen Company

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

PENSION AND POSTRETIREMENT BENEFIT PLANS (CONTINUED)

The health care cost trend rate used in the calculation of cost (income) related to the postretirement health care plans was 9.0% grading down ratably to 5.5% by March 2004. A 1% increase in the assumed health care cost trend rate would have increased postretirement costs in fiscal 1997 by $189,000.

The health care cost trend rate used to calculate the accumulated postretirement benefit obligation was 9.5% for 1996, grading down ratably to 5.5% by March 2004. The health care cost trend rate assumption can have a significant effect on the amounts reported. A 1% increase in the assumed health care cost trend rate in each year would increase the projected benefit obligation as of March 31, 1997 by $418,000.

In accordance with union agreements, the Company also contributes to multiemployer defined benefit retirement plans covering substantially all union employees of the Company. Expenses incurred in connection with these plans totaled $1,753,000, $1,771,000 and $1,496,000 in 1997, 1996 and 1995,
respectively.

9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases, under several agreements with varying terms, certain office and warehouse facilities, equipment and vehicles. Rent expense totaled $16,789,000, $17,844,000 and $16,636,000 for the years ended March 31, 1997,
1996 and 1995, respectively. The portion of rent expense paid to related parties totaled $367,000, $443,000 and $762,000 for the years ended March 31, 1997, 1996 and 1995, respectively. As of March 31, 1997, there were no future lease obligations with related parties. Minimum rentals of certain leases escalate from time to time based on certain indices. At March 31, 1997 the Company was obligated under noncancellable operating leases for future minimum rentals as follows:

               Fiscal year:
               1998                          $13,594,000
               1999                           11,587,000
               2000                            9,915,000
               2001                            7,741,000
               2002                            5,454,000
               Thereafter                     18,340,000
                                             -----------
                    Total                    $66,631,000
                                             -----------
                                             -----------

OTHER COMMITMENTS

In connection with the 1990 merger, the Company agreed to pay Kelso & Company, Inc. (Kelso), affiliates of which own the majority of Parent's common stock, an annual fee of $1.25 million each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. The Company also agreed to indemnify Kelso and its affiliates against certain claims, losses, damages and liabilities and expenses that may arise in connection with the merger. Fees and expenses paid to Kelso in connection with these agreements totaled $1,643,000, $1,404,000 and $1,414,000 during the years ended March 31, 1997,
1996 and 1995, respectively.

                           Earle M. Jorgensen Company

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL  CONTINGENCIES

The Company is currently involved with investigation and/or remediation activities at several current and formerly-owned facilities where soil and/or groundwater contamination is present or alleged. As of March 31, 1997, reserves totaling $1.4 million have been established to cover those future environmental costs which are known or can be reasonably estimated based on findings and recommendations from independent environmental consultants. In addition to the matters specified below, the Company is involved with several smaller clean up efforts for which it has reserved $25,000.

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

BRISTOL (PENNSYLVANIA). A remedial action plan submitted and approved by the Pennsylvania regulatory agency has been substantially completed. As of March 31, 1997, the project's cost has totaled $4.3 million, of which $3.2 million has been paid by the Company and $1.1 million was paid by the former owner of the property pursuant to a cost sharing agreement. Estimated remaining costs to be incurred by the Company approximate $45,000, which amount has been reserved at March 31, 1997. The Company sold the facility in July 1996.

FORGE (SEATTLE/KENT, WA). The Company has indemnified the purchasers of its former Forge facility for remediation of certain conditions at the facility and at an off-site disposal site existing at the date of purchase. In addition, the Company indemnified such purchasers for up to $2.5 million of remediation and investigation costs associated with or related to the environmental conditions existing at the time of sale and discovered after the closing and for which
claims were made prior to July 2, 1995.   No such claims were made.  As of
March 31, 1997, the remediation and investigation costs of the Forge facility have totaled $2.3 million and the Company has reserved an additional $1,315,000 for estimated remaining costs. As of March 31, 1997, remediation and investigation costs at the disposal site have totaled $475,000. Monitoring of the disposal site is expected to continue and the related costs will be expensed as incurred.

UNION (NEW JERSEY). During fiscal 1994, the Company was notified by the current owner that it has potential responsibility for the environmental contamination of a property formerly owned by a subsidiary and disposed of by such subsidiary prior to its acquisition by the Company. The prior owner of such subsidiary has also been notified of its potential responsibility. On March 27, 1997, the current owner of the property informed the Company that it estimated the cost of investigation and cleanup of the property at $875,000. The costs of investigation and cleanup may be higher or lower than such estimate and the Company does not have sufficient information to determine what potential liability it has, if any. Accordingly, no reserves have been specifically established for this matter as of March 31, 1997.

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

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


  Schedule                                                        Sequentially
   Number                Description of Schedules*               Numbered Page
  --------               -------------------------               -------------

EARLE M. JORGENSEN COMPANY:

Schedule II      Valuation and Qualifying Accounts and Reserves       S-2


_______________

* All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                            EARLE M. JORGENSEN COMPANY

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




       COLUMN A                               COLUMN B                COLUMN C               COLUMN D             COLUMN E
---------------------------------------- -------------------    ------------------     -----------------------   -------------
                                             BALANCE AT             CHARGES TO            BAD DEBTS CHARGED       BALANCE AT
      DESCRIPTION                        BEGINNING OF PERIOD    COSTS AND EXPENSES     OFF (NET OF RECOVERIES)   END OF PERIOD
------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1997
   Allowance for doubtful accounts ....      $1,017,000               $1,817,000              $(1,871,000)           $963,000

Year ended March 31, 1996
   Allowance for doubtful accounts ....       1,146,000                1,362,000               (1,491,000)          1,017,000

Year ended March 31, 1995
   Allowance for doubtful accounts ....         972,000                1,456,000               (1,282,000)          1,146,000


                                INDEX TO EXHIBITS

Exhibit                                                           Sequentially
Number                    Description of Exhibit                 Numbered Page


EARLE M. JORGENSEN COMPANY:

10.56 Amendment No. 2 to the Earle M. Jorgensen Company Employee Capital Accumulation Plan and Trust dated as of May 3, 1996.

10.57 Earle M. Jorgensen Holding Company, Inc. Stock Option Plan effective January 30, 1997.

10.58     Form of Holding Incentive and Non-Qualified Stock Option Agreement.

10.59 Form of Eighth Amendment dated as of March 19, 1997 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents.

10.60 Form of Ninth Amendment and Waiver dated as of June 4, 1997 to the revolving credit facility among the Company, Holding, certain financial institutions named therein and BT Commercial Corporation and Chemical Bank, as agents.

12.1      Statement of Computation of Number of Times Fixed Charges Earned.

22.1      Listing of the Company's Subsidiaries

27        Financial Data Schedule