Form 10-Q
period 1997-06-30
JORGENSEN EARLE M CO /DE/
filed 1997-07-28
CIK 54003

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549


                                      FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 30, 1997

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

Outstanding common stock, par value $.01 per share, at July 25, 1997 -
128 Shares
----------

                              EARLE M. JORGENSEN COMPANY
                                  TABLE OF CONTENTS




                                                                          PAGE
                                                                          ----

PART I  -  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at June 30, 1997 (unaudited)
            and March 31, 1997                                               2

         Consolidated Statements of Operations for the
            Three Months Ended June 30, 1997 and 1996 (unaudited)            3

         Consolidated Statements of Cash Flows for the
            Three Months Ended June 30, 1997 and 1996 (unaudited)            4

         Notes to Consolidated Financial Statements                          5


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                              6


PART II - OTHER INFORMATION                                                  8

SIGNATURES                                                                   9

PART I - FINANCIAL INFORMATION


EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      JUNE 30,       March 31,
                                                                        1997            1997
                                                                    -----------      ---------
                                                                    (unaudited)
ASSETS
Current assets:
   Cash                                                               $  14,840      $  21,477
   Accounts receivable, less allowance for doubtful
     accounts of $1,017 and $963 at June 30, 1997
     and March 31, 1997, respectively                                   112,269        113,544
   Inventories                                                          191,947        174,045
   Other current assets                                                   3,390          3,915
                                                                    -----------      ---------
Total current assets                                                    322,446        312,981

Property, plant and equipment, net of accumulated
   depreciation of $55,848 and $54,416 at June 30,
   1997 and March 31, 1997, respectively                                117,278        120,050
Net cash surrender value of life insurance policies                      15,735         14,258
Debt issue costs, net of accumulated amortization                         4,262          4,806
Other assets                                                              2,861          2,787
                                                                    -----------      ---------

Total assets                                                         $  462,582     $  454,882
                                                                    -----------      ---------
                                                                    -----------      ---------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                   $  81,668      $  87,519
   Accrued restructuring expenses                                         5,679         10,632
   Other accrued liabilities                                             34,745         25,973
   Deferred income taxes                                                  7,270          7,270
   Current portion of  long-term debt                                     1,450            950
                                                                    -----------      ---------
       Total current liabilities                                        130,812        132,344

Long term debt                                                          293,901        290,336
Deferred income taxes                                                    27,242         26,742
Other long-term liabilities                                               3,600          3,533
                                                                    -----------      ---------
                                                                        455,555        452,955
                                                                    -----------      ---------

Stockholder's equity:
   Preferred stock, $.01 par value; 200 shares authorized and
      unissued                                                             -              -
   Common stock, $.01 par value; 2,800 shares authorized;
      128 shares issued and outstanding                                    -              -
   Additional paid in capital                                           170,544        171,073
   Foreign currency translation adjustment                                  120             44
   Accumulated deficit                                                 (163,637)      (169,190)
                                                                    -----------      ---------
       Total stockholder's equity                                         7,027          1,927
                                                                    -----------      ---------

Total liabilities and stockholder's equity                           $  462,582     $  454,882
                                                                    -----------      ---------
                                                                    -----------      ---------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED
                                                 ----------------------------
                                                  JUNE 30,           June 30,
                                                    1997               1996
                                                -----------          --------
                                                           (unaudited)

Revenues                                         $  259,933        $  258,430

Cost of sales                                       187,928           184,744
                                                -----------          --------

  Gross profit                                       72,005            73,686

Expenses:
 Warehouse and delivery                              32,285            31,577
 Selling                                              9,452            10,459
 General and administrative                          14,187            16,104
                                                -----------          --------

   Total expenses                                    55,924            58,140
                                                -----------          --------

Income from operations                               16,081            15,546

Interest expense, net                                10,028             9,805
                                                -----------          --------

Income before income taxes                            6,053             5,741

Income tax expense                                      500                49
                                                -----------          --------

Net income                                         $  5,553          $  5,692
                                                -----------          --------
                                                -----------          --------


SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                            THREE MONTHS ENDED
                                                                       ----------------------------
                                                                       JUNE 30,            June 30,
                                                                         1997                1996
                                                                       --------            --------
                                                                                (unaudited)
OPERATING ACTIVITIES
Net Income                                                             $  5,553            $  5,692
Adjustments to reconcile net income to net cash used for
   operating activities:
      Depreciation and amortization                                       2,431               2,627
      Amortization of debt issue costs and discount on senior notes         474                 502
      Gain on sale of property, plant and equipment                        (680)               (104)
      ESOP contribution                                                     849               1,671
      Provision for bad debts                                               286                 279
      Changes in assets and liabilities:
         Accounts receivable                                                989              (1,042)
         Inventories                                                    (17,902)             (6,054)
         Increase in cash surrender value of life insurance              (1,922)             (3,454)
         Accounts payable and accrued liabilities and expenses           (2,881)            (19,167)
         Accrued postretirement benefits                                    120                 -
         Current and deferred income taxes                                  500                 -
         Other                                                              404                (948)
                                                                       --------            --------
         Net cash used for operating activities                         (11,779)            (19,998)
                                                                       --------            --------

INVESTING ACTIVITIES
Additions to property, plant and equipment                               (1,080)               (562)
Proceeds from the sale of property, plant and equipment                   2,273                 216
Proceeds from redemption of life insurance policies                         445                 -
                                                                       --------            --------
         Net cash provided by (used for) investing activities             1,638                (346)

FINANCING ACTIVITIES
Borrowings under revolving loan agreements                                4,269              12,537
Cash dividend to parent                                                    (527)                -
Other payments                                                             (238)               (238)
                                                                       --------            --------

         Net cash provided by financing activities                        3,504              12,299

NET DECREASE IN CASH                                                     (6,637)             (8,045)
Cash at beginning of period                                              21,477              22,823
                                                                       --------            --------

CASH AT END OF PERIOD                                                 $  14,840           $  14,778
                                                                       --------            --------
                                                                       --------            --------


SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997

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

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at June 30, 1997 and the consolidated results of operations and cash flows for the three months ended June 30, 1997 and 1996. The consolidated results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

    Certain prior year amounts have been reclassified to conform with the current year presentation.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

REVENUE. Revenues for the first quarter of fiscal 1998 were $259.9 million, compared to $258.4 million for the same period in fiscal 1997. Revenues from U.S. and foreign operations were $245.0 million and $14.9 million, compared to $242.8 million and $15.6 million, respectively, for the first quarter of fiscal 1997. Compared to the first quarter of fiscal 1997, revenues from U.S. operations were influenced by higher tonnage volume and lower average selling prices. Foreign revenues were adversely impacted primarily by local economic conditions.

GROSS PROFIT.   Gross profit for the first quarter of fiscal 1998 was $72.0 million, compared to $73.7 million for the same period in fiscal 1997. Consolidated gross margin for the fiscal 1998 and 1997 periods was 27.7% and 28.5%, respectively. The first three months of fiscal 1998 included a LIFO charge of $0.8 million compared to a credit of $0.2 million in the same period of fiscal 1997. Foreign gross profits were $3.3 million and gross margin was 22.0%, compared to $3.7 million and 23.5%, respectively, for the comparable period in fiscal 1997. Exclusive of foreign operations and LIFO adjustments, the U.S. gross margin was 28.4% for the first quarter of fiscal 1998 compared to 28.8% for the comparable period in fiscal 1997.

EXPENSES. Total operating expenses for the first quarter of fiscal 1998 were $55.9 million, compared to $58.1 million for the same period in fiscal 1997. As a percentage of revenues, these expenses were 21.5% and 22.5% in the fiscal 1998 and 1997 periods, respectively.

Warehouse and delivery expenses for the first quarter of fiscal 1998 were $32.3 million (12.4% of revenues), compared to $31.6 million (12.2% of revenues) for the same period in fiscal 1997. The fiscal 1998 period included higher freight and related shipping costs, primarily attributable to higher volume shipped and repositioning the inventory depots, partially offset by lower compensation related expenses.

Selling expenses for the first quarter of fiscal 1998 were $9.5 million (3.6% of revenues), compared to $10.5 million (4.1% of revenues) for the same period in fiscal 1997. The decrease was primarily the result of lower compensation related expenses.

General and administrative expenses were $14.2 million (5.5% of revenues) during the first quarter of 1998 compared to $16.1 million (6.2% of revenues) for the same period in fiscal 1997. The fiscal 1998 period was primarily impacted by lower compensation and travel related expenses, and higher gains from sale of fixed assets.

NET INTEREST EXPENSE. Net interest expense was $10.0 million for the first quarter of fiscal 1998 compared to $9.8 million for the same period in fiscal 1997. The fiscal 1998 period was impacted primarily by higher interest expense associated with increased levels of borrowings against the cash surrender value of certain life insurance policies maintained by the Company in the fiscal 1998 period, offset by lower interest expense related to the Company's Revolving Credit Facility as compared to the fiscal 1997 period. The average outstanding indebtedness during the first quarter of fiscal 1998 was $297.9 million, compared to $300.2 million for the same period in fiscal 1997, and the weighted average interest rate on such indebtedness was 9.68% and 9.63%, respectively. The Company's Revolving Credit Facility borrowings, representing $122.3 million and $118.4 million in principal amount of total indebtedness at June 30, 1997 and 1996, respectively, is at a floating interest rate (8.65% at June 30, 1997). The average interest rate on such indebtedness for the first quarter of fiscal 1998 was 8.57% as compared to 8.50% in fiscal 1997. The interest rates on the 10-3/4% Senior Notes and on the borrowings under the life insurance policies are fixed.

INCOME TAXES. Income tax expense for the first quarter of fiscal 1998 represents a provision for state franchise taxes. The remaining tax provisions for the first quarter of fiscal 1998 were offset by recognition of tax benefits associated with the Company's loss carryforwards. The income tax expense for the fiscal 1997 period was virtually eliminated by the recognition of tax benefits associated with the Company's loss carryforwards.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for debt service and related obligations through the end of fiscal 1998 will consist primarily of interest payments under its Revolving Credit Facility, interest payments on the Senior Notes, dividends to Holding to provide for the repurchase of capital stock from departing stockholders pursuant to Holding's Stockholder Agreement and the Company's employee stock ownership plan ("ESOP"), and principal and interest payments on the Company's industrial revenue bond and purchase money indebtedness. As of June 30, 1997, principal payments required by the Company's currently outstanding industrial revenue bond and purchase money indebtedness amount to $0.7 million in fiscal 1998, $1.5 million in fiscal 1999 and 2000, and $14.7 million in the aggregate thereafter through 2010. The Company will not be required to make any principal payments against the Revolving Credit Facility or the Senior Notes until 1999 and 2000, respectively. The Company is in compliance with the covenants contained in the Revolving Credit Facility, and the Company is not in default under the indenture governing the Senior Notes and the Company does not anticipate any default thereunder for the foreseeable future.

At June 30, 1997, the Company's primary sources of liquidity were available borrowings of $48.1 million under the Revolving Credit Facility, borrowings of approximately $8.0 million against certain life insurance policies and internally generated funds. Borrowings under the Revolving Credit Facility are secured by the Company's domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of the Company's accounts receivable and inventory. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse to the Company. The interest rate on the loans is 0.5% greater than the dividend income rate on the policies. As of June 30, 1997, there was approximately $15.7 million of cash surrender value in all life insurance policies maintained by the Company, net of borrowings.

For fiscal 1998, the Company has budgeted approximately $10.0 million for capital expenditures. Approximately $7.6 million is for routine replacement of machinery and equipment and facility improvements, and $2.4 million is for further enhancement of the Company's information technology systems. The Company expects to finance such expenditures from borrowings under the Revolving Credit Facility and from internal cash flows.

The Company's working capital at June 30, 1997 increased $11.0 million to $191.6 million when compared to $180.6 million at March 31, 1997.

Net cash used for operating activities during the first quarter of fiscal 1998 was $11.8 million, compared to $20.0 million in the same period of fiscal 1997. The change in net cash used reflects higher inventory levels during the fiscal 1998 period offset by the reduced impact on accounts payable resulting from discounting supplier invoices that began during the first quarter of fiscal 1997.

Net cash provided by investing activities was $1.6 million during the first quarter of fiscal 1998, compared to net cash used of $0.3 million in the same period of fiscal 1997. The fiscal 1998 cash flows were primarily impacted by higher proceeds from fixed asset dispositions.

Net cash provided by financing activities during the first quarter of fiscal 1998 was $3.5 million, compared to $12.3 million in the same period of fiscal 1997. The cash flows for the fiscal 1998 period were primarily impacted by lower borrowings under the Company's Revolving Credit Facility.

As of June 30, 1997, the Company believes its sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the revolving loans and the Senior Notes prior to their respective maturities. However, the Company anticipates that it will be necessary to replace the Revolving Credit Facility on or prior to its maturity in September 1999 and to refinance all or a portion of the Senior Notes on or prior to their maturity in March 2000, although there can be no assurance on what terms, if any, the Company would be able to obtain such refinancing.

PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  EXHIBITS

         Exhibit 27.  Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         The Registrant was not required to file a Form 8-K during the quarter ended June 30, 1997.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  EARLE M. JORGENSEN COMPANY


                                  /s/ Maurice S. Nelson, Jr.
Date: July 25, 1997               --------------------------
                                  Maurice S. Nelson, Jr.
                                  President, Chief Executive Officer


                                  /s/ Charles P. Gallopo
Date: July 25, 1997               ----------------------
                                  Charles P. Gallopo
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)