Form 10-Q
period 1997-09-29
JORGENSEN EARLE M CO /DE/
filed 1997-11-03
CIK 54003

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-Q


[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the fiscal quarter ended September 29, 1997

                                          OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  5-10065


                              EARLE M. JORGENSEN COMPANY
                (Exact name of registrant as specified in its charter)


                  Delaware                              95-0886610
    -------------------------------                   ---------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

    3050 East Birch Street, Brea, California                92821
    ----------------------------------------              --------
    (Address of principal executive offices)             (Zip Code)

              Registrant's telephone number:         (714) 579-8823
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

Outstanding common stock, par value $.01 per share, at September 30, 1997 - 128
shares                                                                      ---

                              EARLE M. JORGENSEN COMPANY
                                  TABLE OF CONTENTS





                                                                                      Page
                                                                                      ----
PART I  -  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 29, 1997 (unaudited)
            and March 31, 1997                                                           2

         Consolidated Statements of Operations for the Three Months and
           Six Months Ended September 29, 1997 and September 27, 1996 (unaudited)        3

         Consolidated Statements of Cash Flows for the Six Months
           Ended September 29, 1997 and September 27, 1996 (unaudited)                   4

         Notes to Consolidated Financial Statements                                      5


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                          6


PART II - OTHER INFORMATION                                                             10

SIGNATURES                                                                              11


PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             SEPTEMBER 29,      March 31,
                                                                   1997            1997
                                                             -------------     ----------
                                                              (unaudited)
ASSETS
Current assets:
   Cash                                                         $   21,195     $   21,477
   Accounts receivable, less allowance for doubtful
     accounts of $1,258 and $963 at September 29, 1997
     and March 31, 1997, respectively                              108,174        113,544
   Inventories                                                     199,357        174,045
   Other current assets                                              5,787          3,915
                                                                ----------     ----------
Total current assets                                               334,513        312,981

Property, plant and equipment, net of accumulated
   depreciation of $58,140 and $54,416 at September 29,
   1997 and March 31, 1997, respectively                           113,549        120,050
Net cash surrender value of life insurance policies                 17,930         14,258
Debt issue costs, net of accumulated amortization                    3,928          4,806
Other assets                                                         2,521          2,787
                                                                ----------     ----------
Total assets                                                    $  472,441     $  454,882
                                                                ----------     ----------
                                                                ----------     ----------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                             $   83,857     $   87,519
   Accrued restructuring expenses                                    4,063         10,632
   Other accrued liabilities                                        36,105         25,973
   Deferred income taxes                                             7,270          7,270
   Current portion of  long-term debt                                1,450            950
                                                                ----------     ----------
       Total current liabilities                                   132,745        132,344

Long term debt                                                     295,742        290,336
Deferred income taxes                                               27,242         26,742
Other long-term liabilities                                          3,671          3,533
                                                                ----------     ----------
                                                                   459,400        452,955
                                                                ----------     ----------

Stockholder's equity:
   Preferred stock, $.01 par value; 200 shares
      authorized and unissued                                          -              -
   Common stock, $.01 par value; 2,800 shares authorized;
      128 shares issued and outstanding                                -              -
   Additional paid in capital                                      170,475        171,073
   Foreign currency translation adjustment                             (41)            44
   Accumulated deficit                                            (157,393)      (169,190)
                                                                ----------     ----------
       Total stockholder's equity                                   13,041          1,927
                                                                ----------     ----------

Total liabilities and stockholder's equity                      $  472,441     $  454,882
                                                                ----------     ----------
                                                                ----------     ----------



SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)


                                          Three Months Ended               Six Months Ended
                                    -----------------------------   -----------------------------
                                    September 29,   September 27,   September 29,   September 27,
                                         1997            1996           1997             1996
                                    -------------   -------------   -------------   -------------
Revenues                            $     259,501   $     246,973   $     519,434   $     505,403

Cost of sales                             186,133         178,478         374,061         363,222
                                    -------------   -------------   -------------   -------------

  Gross profit                             73,368          68,495         145,373         142,181

Expenses:
  Warehouse and delivery                   31,661          33,209          63,946          64,786
Selling                                     9,600          10,429          19.052          20,888
General and administrative                 15,382          16,911          29,569          33,015
                                    -------------   -------------   -------------   -------------
  Total expenses                           56,643          60,549         112,567         118,689
                                    -------------   -------------   -------------   -------------

Income from operations                     16,725           7,946          32,806          23,492

  Interest expense, net                    10,481           9,923          20,509          19,728
                                    -------------   -------------   -------------   -------------

Income (loss) before income taxes           6,244          (1,977)         12,297           3,764

  Income tax expense                            -             158             500             207
                                    -------------   -------------   -------------   -------------

Net income (loss)                   $       6,244   $      (2,135)  $      11,797   $       3,557
                                    -------------   -------------   -------------   -------------
                                    -------------   -------------   -------------   -------------


SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                            ---------------------------------
                                                                            SEPTEMBER 29,       September 27,
                                                                                  1997               1996
                                                                            -------------       -------------
OPERATING ACTIVITIES
Net income                                                                  $      11,797       $       3,557
Adjustments to reconcile net income to net cash used in
   operating activities:
      Depreciation and amortization                                                 4,818               5,275
      Amortization of debt issue costs and discount on senior notes                   947               1,139
      Gain on sale of property, plant and equipment                                  (376)               (505)
      ESOP contribution                                                             1,616               3,435
      Provision for bad debts                                                         612                 802
      Changes in assets and liabilities:
         Accounts receivable                                                        3,835               1,107
         Inventories                                                              (27,443)            (14,937)
         Increase in cash surrender value of life insurance                        (4,043)             (5,441)
         Accounts payable and accrued liabilities and expenses                       (844)            (20,287)
         Accrued postretirement benefits                                              240                 120
         Current and deferred income taxes                                            500                 200
         Other                                                                     (1,003)             (2,584)
                                                                            -------------       -------------
         Net cash used in operating activities                                     (9,344)            (28,119)
                                                                            -------------       -------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                                         (2,539)             (1,435)
Proceeds from the sale of property, plant and equipment                             4,475               1,710
Proceeds from sale of subsidiary                                                    1,700                 -
Proceeds from redemption of life insurance policies                                   371                 -
                                                                            -------------       -------------
         Net cash provided by investing activities                                  4,007                 275
                                                                            -------------       -------------

FINANCING ACTIVITIES
Net borrowings under revolving loan agreements                                      6,314              22,169
Cash dividend to parent                                                              (784)                -
Other payments                                                                       (475)               (475)
                                                                            -------------       -------------
         Net cash provided by financing activities                                  5,055              21,694
                                                                            -------------       -------------

NET DECREASE IN CASH                                                                 (282)             (6,150)
Cash at beginning of period                                                        21,477              22,823
                                                                            -------------       -------------

CASH AT END OF PERIOD                                                       $      21,195       $      16,673
                                                                            -------------       -------------



SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 1997

1.  BASIS OF PRESENTATION

    The Earle M. Jorgensen Company is a wholly owned subsidiary of the Earle M. Jorgensen Holding Company, Inc. ("Holding").

    The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries including Earle
    M. Jorgensen (UK) Ltd. (EMJ (UK)), Kilsby Jorgensen Steel and Aluminum S.A. de C.V. (EMJ (Mexico)) (see Note 2), Earle M. Jorgensen (Canada) Inc. (EMJ (Canada)) and Stainless Insurance Ltd., a captive insurance subsidiary (EMJ (Bermuda)). All significant intercompany accounts and transactions have been eliminated.

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at September 29, 1997 and the consolidated results of operations for the three months and six months ended September 29, 1997 and September 27, 1996 and consolidated cash flows for the six months ended September 29, 1997 and September 27, 1996. The consolidated results of operations for the three months and six months ended September 29, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

2.  SALE OF SUBSIDIARY

    On August 29, 1997, the Company sold a subsidiary in Mexico for $3.5 million, including cash of $1.7 million and $1.8 million of retained accounts receivable. The sale resulted in a loss of approximately $200,000, which was reflected in the prior years' restructuring plan. For the first six months ended September 29, 1997, this subsidiary had revenues of $2.3 million and operating losses of $0.1 million, compared to revenues of $5.4 million and operating losses of $0.2 million during the same period in fiscal 1997.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 29, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 27, 1996.

REVENUE. Revenues for the first six months of fiscal 1998 were $519.4 million, compared to $505.4 million for the same period in fiscal 1997. Revenues from domestic operations were $489.9 million, compared to $474.4 million for the fiscal 1997 period. Revenues from international operations for the fiscal 1998 and 1997 periods were $29.5 million and $31.0 million, respectively. Revenues from domestic operations for the fiscal 1998 period were impacted by a 10% increase in tonnage volume and a 4% decrease in average selling prices, when compared to the fiscal 1997 period. Revenues from international operations were adversely impacted by the sale of the Company's subsidiary in Mexico during August 1997 (see Note 2).

GROSS PROFIT.   Gross profit for the first six months of fiscal 1998 was
$145.4 million, compared to $142.2 million for the same period in fiscal 1997. Consolidated gross margin for the fiscal 1998 and 1997 periods was 28.0% and 28.1%, respectively. The first six months of fiscal 1998 included a LIFO charge of $1.3 million compared to a credit of $0.7 million in the same period of fiscal 1997. Gross profits from international operations were $6.3 million and gross margin was 21.4%, compared to $6.8 million and 22.1%, respectively, for the fiscal 1997 period. Exclusive of international operations and LIFO adjustments, the gross margin from domestic operations was 28.7% for the first six months of fiscal 1998 compared to 28.4% for the same period in fiscal 1997.

EXPENSES. Total operating expenses for the first six months of fiscal 1998 were $112.6 million, compared to $118.7 million for the same period in fiscal 1997. As a percentage of revenues, these expenses were 21.7% and 23.5% in the fiscal 1998 and 1997 periods, respectively.

Warehouse and delivery expenses for the first six months of fiscal 1998 decreased to $63.9 million (12.3% of revenues) as compared with $64.8 million (12.8% of revenues) for the same period in fiscal 1997. The decrease resulted from a 4% reduction in compensation and related expenses, partially offset by higher freight costs, attributable to the 10% increase in tonnage volume shipped and repositioning the inventory depots, which took place during the first fiscal quarter.

Selling expenses for the first six months of fiscal 1998 decreased to $19.1 million (3.7% of revenues) as compared with $20.9 million (4.1% of revenues) for the same period in fiscal 1997 as the result of lower compensation and related expenses.

General and administrative expenses for the first six months of fiscal 1998 decreased to $29.6 million (5.7% of revenues) as compared with $33.0 million (6.5% of revenues) for the same period in fiscal 1997 as the result of lower compensation and travel related expenses.

NET INTEREST EXPENSE. Net interest expense was $20.5 million for the first six months of fiscal 1998 compared to $19.7 million for the same period in fiscal 1997. The fiscal 1998 period was impacted primarily by higher interest expense associated with increased levels of borrowings against the cash surrender value of certain life insurance policies maintained by the Company in the fiscal 1998 period as compared to the fiscal 1997 period. The Company's average outstanding indebtedness, which excludes borrowings against the cash surrender value of certain life insurance policies, was $299.6 million during the first six months of fiscal 1998, compared to $302.9 million for the same period in fiscal 1997, and the weighted average interest rate on such indebtedness was 9.67% and 9.62%, respectively. The Company's Revolving Credit Facility borrowings, representing $124.3 million and $128.0 million in principal amount of total indebtedness at September 29, 1997 and September 27, 1996, respectively, is at a floating interest rate (8.62% at September 29, 1997). The average interest rate on such indebtedness for the first six months of fiscal 1998 was 8.60% as compared to 8.52% in fiscal 1997. The interest rates on the 10-3/4% Senior Notes and on the borrowings under the life insurance policies are fixed.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 29, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 27, 1996. (CONTINUED)

INCOME TAXES. Income tax expense for the first six months of fiscal 1998 represents a provision for state franchise taxes. The remaining tax provisions for the first six months of fiscal 1998 were offset by recognition of tax benefits associated with the Company's loss carryforwards. The income tax provision of $0.2 million for the first six months of fiscal 1997 represents a provision for U.S. taxes (calculated using a projected effective tax rate of 34.0%), adjusted by a $1.3 million reduction in the reserve for deferred tax assets resulting from the recognition of tax benefits associated with the Company's loss carryforwards.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 29, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1996.

REVENUE. Revenues for the second quarter of fiscal 1998 were $259.5 million, compared to $247.0 million for the same period in fiscal 1997. Revenues from domestic operations were $244.9 million, compared to $231.6 million for the second quarter of fiscal 1997. Revenues from international operations for the second quarter of fiscal 1998 and 1997 were $14.6 million and $15.4 million, respectively. Revenues from domestic operations during the second quarter of fiscal 1998 were impacted by a 11% increase in tonnage volume and a 4% decrease in average selling prices, when compared to the fiscal 1997 period. Revenues from international operations were adversely impacted by the sale of the Company's subsidiary in Mexico during August 1997 (see Note 2).

GROSS PROFIT.   Gross profit for the second quarter of fiscal 1998 was $73.4 million, compared to $68.5 million for the same period in fiscal 1997. Consolidated gross margin for the fiscal 1998 and 1997 periods was 28.3% and 27.7%, respectively. The second quarter of fiscal 1998 included a LIFO charge of $0.5 million compared to a credit of $0.5 million in the same period of fiscal 1997. Gross profits from international operations were $3.0 million and gross margin was 20.5%, compared to $3.1 million and 20.1%, respectively, for the fiscal 1997 period. Exclusive of international operations and LIFO charges, the gross margin from domestic operations for the second quarter of fiscal 1998 improved to 29.0% as compared with 28.0% for the same period in fiscal 1997 due to changes in product mix.

EXPENSES. Total operating expenses for the second quarter of fiscal 1998 were $56.6 million, compared to $60.5 million for the same period in fiscal 1997. As a percentage of revenues, these expenses were 21.8% in the fiscal 1998 period and 24.5% in the fiscal 1997 period.

Warehouse and delivery expenses for the second quarter of fiscal 1998 decreased to $31.7 million (12.2% of revenues) as compared with $33.2 million (13.4% of revenues) for the same period in fiscal 1997 as the result of a 4% reduction in compensation and related expenses.

Selling expenses for the second quarter of fiscal 1998 decreased to $9.6 million (3.7% of revenues) as compared with $10.4 million (4.2% of revenues) for the same period in fiscal 1997 as the result of a reduction in compensation and travel related expenses.

General and administrative expenses for the second quarter of fiscal 1998 decreased to $15.4 million (5.9% of revenues) as compared with $16.9 million (6.8% of revenues) for the same period in fiscal 1997. The decrease was the result of lower compensation and travel related expenses, partially offset by losses on sale of excess facilities and equipment.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 29, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1996. (continued)

NET INTEREST EXPENSE. Net interest expense was $10.5 million and $9.9 million for the second quarter in fiscal 1998 and fiscal 1997, respectively. The fiscal 1998 period was impacted primarily by higher interest expense associated with increased levels of borrowings against the cash surrender value of certain life insurance policies maintained by the Company in the fiscal 1997 period. The Company's average outstanding indebtedness during the second quarter of fiscal 1998 was $301.1 million, compared to $305.5 million for the same period in fiscal 1997, and the weighted average interest rate on such indebtedness was 9.66% and 9.62%, respectively.

INCOME TAXES. Income tax provisions for the second quarter of fiscal 1998 were offset by recognition of tax benefits associated with the Company's loss carryforwards. The income tax provision of $0.2 million for the second quarter of fiscal 1997 represents a provision for U.S. taxes (calculated using a projected effective tax rate of 34.0%), adjusted by a $1.3 million reduction in the reserve for deferred tax assets resulting from the recognition of tax benefits associated with the Company's loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for debt service and related obligations through the end of fiscal 1998 will consist primarily of interest payments under its Revolving Credit Facility, interest payments on the Senior Notes, dividends to Holding to provide for the repurchase of capital stock from departing stockholders pursuant to Holding's Stockholder Agreement and the Company's employee stock ownership plan ("ESOP"), and principal and interest payments on the Company's industrial revenue bond and purchase money indebtedness. As of September 29, 1997, principal payments required by the Company's currently outstanding industrial revenue bond and purchase money indebtedness amount to $0.5 million in fiscal 1998, $1.5 million in fiscal 1999 and 2000, and $14.7 million in the aggregate thereafter through 2010. The Company will not be required to make any principal payments against the Revolving Credit Facility or the Senior Notes until 1999 and 2000, respectively. The Company is in compliance with the covenants contained in the Revolving Credit Facility, and the Company is not in default under the indenture governing the Senior Notes and the Company does not anticipate any default thereunder for the foreseeable future.

At September 29, 1997, the Company's primary sources of liquidity were available borrowings of $49.7 million under the Revolving Credit Facility, borrowings of approximately $11.0 million against certain life insurance policies, and internally generated funds. Borrowings under the Revolving Credit Facility are secured by the Company's domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of the Company's accounts receivable and inventory. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse to the Company. The interest rate on the loans is 0.5% greater than the dividend income rate on the policies. As of September 29, 1997, there was approximately $17.9 million of cash surrender value in all life insurance policies maintained by the Company, net of borrowings.

For fiscal 1998, the Company has a planned investment of approximately $10.0 million for capital expenditures. Approximately $7.6 million is for routine replacement of machinery and equipment and facility improvements, and $2.4 million is for further additions to the Company's information technology systems. The Company expects to finance such expenditures from internal cash flow.

The Company's working capital at September 29, 1997 increased $21.2 million to $201.8 million when compared to $180.6 million at March 31, 1997.

Net cash used in operating activities during the first six months of fiscal 1998 was $9.3 million, compared to $28.1 million during the same period in fiscal 1997. The change in net cash used reflects higher inventory levels during the fiscal 1998 period, offset by the reduced impact on accounts payable resulting from discounting supplier invoices, and the continued improvement in the collection of accounts receivable.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash provided by investing activities was $4.0 million during the first six months of fiscal 1998, compared to $0.3 million during the same period in fiscal 1997. In fiscal 1998, investing activities were primarily impacted by proceeds from fixed asset dispositions and the proceeds received from the sale of the Company's subsidiary in Mexico.

Net cash provided by financing activities was $5.1 million during the first six months of fiscal 1998 and $21.7 million during the same period in fiscal 1997, which resulted primarily from net borrowings under the Company's Revolving Credit Facility.

As of September 29, 1997, the Company believes its sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the revolving loans and the Senior Notes prior to their respective maturities. However, the Company anticipates that it will be necessary to replace the Revolving Credit Facility on or prior to its maturity in September 1999 and to refinance all or a portion of the Senior Notes on or prior to their maturity in March 2000, although there can be no assurance on what terms, if any, the Company would be able to obtain such refinancing.

In October 1997, as required by the terms of the Company's ESOP and Holding's Stockholders Agreement, the Company redeemed $10.3 million of its capital stock from retiring employees and other employees leaving the Company. The amount of capital stock redeemed was higher than usual due to the termination or retirement of several senior employees with relatively large stock holdings.
The Company expects that such redemptions for fiscal 1999 and beyond will not be as large under normal circumstances, although the timing of such expenditures is not within the control of the Company and there can be no assurance in this regard.

PART II  -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On July 21, 1997, the Registrant's sole shareholder acting by written consent in lieu of the Annual Meeting re-elected the Board of Directors in its entirety and reappointed Ernst & Young LLP as the Registrant's auditors.

         On October 27, 1997, the Registrant's sole shareholder elected Mr. Charles K. Ligon to the Board of Directors. Mr. Ligon was elected pursuant to the rights of the holders of Holding's 13% Cumulative Preferred Stock to elect one member of the Board of Directors of Holding and the Registrant.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  EXHIBITS

              Exhibit 10.61 Earle M. Jorgensen Holding Company, Inc. Stock Option Plan, as amended July 21, 1997.

              Exhibit 27     Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K

              The Registrant was not required to file a Form 8-K during the quarter ended September 29, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       EARLE M. JORGENSEN COMPANY



                                       /s/ Maurice S. Nelson, Jr.
                                       ---------------------------------
Date: October 30, 1997                 Maurice S. Nelson, Jr.
                                       President, Chief Executive Officer



                                       /s/ Charles P. Gallopo
                                       ---------------------------------
Date: October 30, 1997                 Charles P. Gallopo
                                       Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial and Accounting Officer)