Form 10-Q
period 1997-12-31
JORGENSEN EARLE M CO /DE/
filed 1998-02-17
CIK 54003

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                      FORM 10-Q


[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the fiscal quarter ended December 31, 1997

                                          OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  5-10065
                        --------


                              EARLE M. JORGENSEN COMPANY
                (Exact name of registrant as specified in its charter)


                 Delaware                                      95-0886610
          -------------------------------                    ------------
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                     Identification No.)

          3050 East Birch Street, Brea, California             92621
          ----------------------------------------           -------
          (Address of principal executive offices)           (Zip Code)

                   Registrant's telephone number:    (714) 579-8823
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

Outstanding common stock, par value $.01 per share, at
December 31, 1997 - 128 Shares
                    ----------

                              EARLE M. JORGENSEN COMPANY
                                  TABLE OF CONTENTS



                                                                      PAGE
                                                                      ----

PART I  -  FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at December 31, 1997 (unaudited)
           and March 31, 1997                                             2

          Consolidated Statements of Operations for the Three Months
           and Nine Months Ended December 31, 1997 and
           December 31, 1996 (unaudited)                                  3

          Consolidated Statements of Cash Flows for the Nine Months
           Ended December 31, 1997 and
           December 31, 1996 (unaudited)                                  4

          Notes to Consolidated Financial Statements                      5


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            6


PART II - OTHER INFORMATION                                              10

SIGNATURES                                                               11

PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      DECEMBER 31,     MARCH 31,
                                                                          1997           1997
                                                                      ------------   ------------
                                                                      (unaudited)
ASSETS
Current assets:
   Cash                                                              $    14,147    $    21,477
   Accounts receivable, less allowance for doubtful
     accounts of $1,409 and $963 at December 31, 1997
     and March 31, 1997, respectively                                    106,738        113,544
   Inventories                                                           200,804        174,045
   Other current assets                                                    3,922          3,915
                                                                      ------------   ------------
Total current assets                                                     325,611        312,981

Property, plant and equipment, net of accumulated
   depreciation of $58,620 and $54,416 at December 31,
   1997 and March 31, 1997, respectively                                 111,139        120,050
Net cash surrender value of life insurance policies                       12,297         14,258
Debt issue costs, net of accumulated amortization                          3,488          4,806
Other assets                                                               2,247          2,787
                                                                      ------------   ------------
Total assets                                                         $   454,782    $   454,882
                                                                      ------------   ------------
                                                                      ------------   ------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                  $    73,766    $    87,519
   Accrued restructuring expenses                                          3,649         10,632
   Other accrued liabilities                                              34,683         25,973
   Deferred income taxes                                                  20,139         16,919
   Current portion of long-term debt                                       1,450            950
                                                                      ------------   ------------
       Total current liabilities                                         133,687        141,993

Long term debt                                                           296,869        290,336
Deferred income taxes                                                     14,354         17,093
Other long-term liabilities                                                3,777          3,533
                                                                      ------------   ------------
       Total liabilities                                                 448,687        452,955
                                                                      ------------   ------------

Stockholder's equity:
   Preferred stock, $.01 par value; 200 shares authorized and
      unissued                                                               -              -
   Common stock, $.01 par value; 2,800 shares authorized;
      128 shares issued and outstanding                                      -              -
   Additional paid in capital                                            159,303        171,073
   Foreign currency translation adjustment                                   (69)            44
   Accumulated deficit                                                  (153,139)      (169,190)
                                                                      ------------   ------------
       Total stockholder's equity                                          6,095          1,927
                                                                      ------------   ------------
Total liabilities and stockholder's equity                           $   454,782    $   454,882
                                                                      ------------   ------------
                                                                      ------------   ------------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     ----------------------------  ----------------------------
                                                     DECEMBER 31,   December 31,   DECEMBER 31,    December 31,
                                                         1997            1996          1997            1996
                                                     ------------   -------------  ------------    ------------
Revenues                                             $    256,049   $    250,667   $    775,483   $    756,070

Cost of sales                                             185,268        182,063        559,329        545,285
                                                     ------------   -------------  ------------    ------------
  Gross profit                                             70,781         68,604        216,154        210,785


Expenses:
 Warehouse and delivery                                    32,497         34,393         96,443         99,179
 Selling                                                    8,890         10,242         27,942         31,130
 General and administrative                                14,487         17,940         44,056         50,955
                                                     ------------   -------------  ------------    ------------
   Total expenses                                          55,874         62,575        168,441        181,264
                                                     ------------   -------------  ------------    ------------

Income from operations                                     14,907          6,029         47,713         29,521

   Interest expense, net                                    9,980         10,764         30,489         30,492
                                                     ------------   -------------  ------------    ------------

Income (loss) before income taxes                           4,927         (4,735)        17,224           (971)


   Income tax expense (benefit)                               673             18          1,173            225
                                                     ------------   -------------  ------------    ------------

Net income (loss)                                    $      4,254   $     (4,753)  $     16,051   $     (1,196)
                                                     ------------   -------------  ------------    ------------
                                                     ------------   -------------  ------------    ------------


SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)


                                                                              NINE MONTHS ENDED
                                                                        -----------------------------
                                                                        DECEMBER 31,     DECEMBER 31,
                                                                            1997             1996
                                                                        ------------     ------------
OPERATING ACTIVITIES
Net income (loss)                                                     $     16,051      $     (1,196)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                            7,182             7,949
    Amortization of debt issue costs and discount on senior notes            1,420             1,709
    Gain on sale of property, plant and equipment, net                        (341)           (1,080)
    ESOP contribution                                                        2,183             5,109
    Provision for bad debts                                                    934             1,844
    Changes in assets and liabilities:
       Accounts receivable                                                   4,949            10,272
       Inventories                                                         (28,890)          (10,093)
       Decrease in cash surrender value of life insurance over
         premiums paid                                                       3,438               294
       Accounts payable and accrued liabilities and expenses               (13,558)          (25,851)
       Accrued postretirement benefits                                         360               270
       Current and deferred income taxes                                       481               200
       Other                                                                   538            (2,055)
                                                                        ------------     ------------
       Net cash used in operating activities                                (5,253)          (12,628)
                                                                        ------------     ------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                                  (4,948)           (2,900)
Proceeds from the sale of property, plant and equipment                      7,179             4,708
Proceeds from sale of subsidiary                                             1,700            -
Premiums paid on life insurance policies                                    (1,944)           (1,983)
Proceeds from redemption of life insurance policies                            467             1,457
                                                                        ------------     ------------
       Net cash provided by investing activities                             2,454             1,282
                                                                        ------------     ------------

FINANCING ACTIVITIES
Net borrowings under revolving loan agreements                               7,644             9,646
Cash dividend to parent                                                    (11,463)           (4,192)
Other payments                                                                (712)             (712)
                                                                        ------------     ------------
       Net cash (used in) provided by financing activities                  (4,531)            4,742
                                                                        ------------     ------------
NET DECREASE IN CASH                                                        (7,330)           (6,604)
Cash at beginning of period                                                 21,477            22,823
                                                                        ------------     ------------
CASH AT END OF PERIOD                                                 $     14,147      $     16,219
                                                                        ------------     ------------
                                                                        ------------     ------------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

1.   BASIS OF PRESENTATION

     The Earle M. Jorgensen Company is a wholly owned subsidiary of the Earle M. Jorgensen Holding Company, Inc. ("Holding").

     The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries including Earle
     M. Jorgensen (UK) Ltd. (EMJ (UK)) (see Note 2), Kilsby Jorgensen Steel and Aluminum S.A. de C.V. (EMJ (Mexico)) (see Note 2), Earle M. Jorgensen (Canada) Inc. (EMJ (Canada)) and Stainless Insurance Ltd., a captive insurance subsidiary (EMJ (Bermuda)). All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at December 31, 1997 and the consolidated results of operations for the three months and nine months ended December 31, 1997 and December 31, 1996 and consolidated cash flows for the nine months ended December 31, 1997 and December 31, 1996. The consolidated results of operations for the three months and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   SALE OF SUBSIDIARIES

     On August 29, 1997, the Company sold a subsidiary in Mexico for $3.5 million, including cash of $1.7 million and $1.8 million of retained accounts receivable. The sale resulted in a loss of approximately $200,000, which was reflected in the prior years' restructuring plan. Through the period of sale, this subsidiary had revenues of $2.3 million and pre-tax losses of $0.1 million, compared to revenues of $5.4 million and pre-tax losses of $0.2 million during the same period in fiscal 1997.

     On January 29, 1998, the Company completed the sale of it's subsidiary in the United Kingdom for $5.1 million in cash. The sale results in a loss to the Company of approximately $3.6 million, of which $1.7 million has been provided for during fiscal 1997. The balance of $1.9 million will be reported as a non-recurring loss on the sale of a subsidiary in the fourth quarter of fiscal 1998. Through the period of sale, this subsidiary had revenues of $21.2 million and pre-tax losses of approximately $60,000 compared to revenues of $21.6 million and pre-tax losses of $910,775 during the same period in fiscal 1997.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE
   MONTHS ENDED DECEMBER 31, 1996.

REVENUE. Revenues for the first nine months of fiscal 1998 were $775.5 million, compared to $756.1 million for the same period in fiscal 1997. Revenues from domestic operations were $732.2 million, compared to $708.9 million for the fiscal 1997 period. Revenues from international operations for the fiscal 1998 and 1997 periods were $43.3 million and $47.2 million, respectively. Domestic revenues in fiscal 1998 were favorably impacted by a 10% increase in tonnage volume but adversely impacted by a 4% reduction in average selling price
(material costs also declined 4%) compared to fiscal 1997.   Revenues from
international operations were adversely impacted by the sale of the Company's subsidiary in Mexico during August 1997 (see Note 2).

GROSS PROFIT.   Gross profit for the first nine months of fiscal 1998 was $216.2 million, compared to $210.8 million for the same period in fiscal 1997. Consolidated gross margin for the fiscal 1998 and 1997 periods was 27.9%. The first nine months of fiscal 1998 included a LIFO charge of $1.9 million compared to a credit of $1.2 million in the same period of fiscal 1997, a $3.1 million change. Gross profit from international operations was $9.1 million and gross margin was 21.1%, compared to $10.3 million and 21.8%, respectively, for the fiscal 1997 period. Exclusive of international operations and LIFO adjustments, the gross margin from domestic operations was 28.5% for the first nine months of fiscal 1998 compared to 28.1% for the same period in fiscal 1997 primarily due to product mix resulting from the discontinuance of the coil flat roll processing center in Tulsa, Oklahoma and an increase in the bar (up 18%) and tubular (up 3%) tonnage.

EXPENSES. Total operating expenses for the first nine months of fiscal 1998 were $168.4 million, compared to $181.3 million for the same period in fiscal 1997. As a percentage of revenues, these expenses were 21.7% and 24.0% in the fiscal 1998 and 1997 periods, respectively.

Warehouse and delivery expenses for the first nine months of fiscal 1998 were $96.4 million (12.4% of revenues) as compared with $99.2 million (13.1% of revenues) for the same period in fiscal 1997. The decrease resulted from a 7% reduction in compensation and related expenses resulting from the closure of four domestic service centers and the sale of the Mexican subsidiary, partially offset by higher freight costs attributable to the 10% increase in tonnage volume shipped and repositioning the inventory depots.

Selling expenses for the first nine months of fiscal 1998 were $27.9 million (3.6% of revenues) compared with $31.1 million (4.1% of revenues) for the same period in fiscal 1997 as the result of an 8% reduction in compensation and related expenses resulting from the closure of four domestic service centers and the sale of the Mexican subsidiary.

General and administrative expenses for the first nine months of fiscal 1998 were $44.1 million (5.7% of revenues) as compared with $51.0 million (6.7% of revenues) for the same period in fiscal 1997 as the result of 18% lower compensation and related expenses resulting from the March 1997 restructuring, which included an administrative workforce reduction.

NET INTEREST EXPENSE. Net interest expense was $30.5 million for the first nine months of fiscal 1998 and fiscal 1997. Interest expense in the fiscal 1998 period increased as a result of higher interest expense associated with increased levels of borrowings against the cash surrender value of certain life insurance policies maintained by the Company in the fiscal 1998 period as compared to the fiscal 1997 period, but the increase was offset by lower interest expense on the other outstanding indebtedness during the fiscal 1998 period. The Company's average outstanding indebtedness, which excludes borrowings against the cash surrender value of certain life insurance policies, was $302.3 million during the first nine months of fiscal 1998, compared to $305.3 million for the same period in fiscal 1997, and the weighted average interest rate on such indebtedness was 9.67% and 9.60%, respectively. The Company's Revolving Credit Facility borrowings, representing $125.7 million and $115.5 million in principal amount of total indebtedness at December 31, 1997 and December 31, 1996, respectively, is at a floating interest rate (8.69% at December 31, 1997). The average interest rate on such indebtedness for the first nine months of fiscal 1998 was 8.62% as compared to 8.51% in fiscal 1997. The interest rates on the 10-3/4% Senior Notes and on the borrowings under the life insurance policies are fixed.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996.
(CONTINUED)

INCOME TAXES. Income tax expense for the first nine months of fiscal 1998 represents a provision for state franchise taxes. The remaining tax provisions for the first nine months of fiscal 1998 were offset by recognition of tax benefits associated with the Company's loss carryforwards. The income tax provision of $0.2 million for the first nine months of fiscal 1997 represents a provision for U.S. taxes (calculated using a projected effective tax rate of 34.0%), adjusted by a $1.3 million reduction in the reserve for deferred tax assets resulting from the recognition of tax benefits associated with the Company's loss carry-forwards.

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996.

REVENUE. Revenues for the third quarter of fiscal 1998 were $256.0 million, compared to $250.7 million for the same period in fiscal 1997. Revenues from domestic operations were $242.3 million, compared to $234.4 million for the third quarter of fiscal 1997. Domestic revenues in fiscal 1998 were favorably impacted by a 9% increase in tonnage volume but adversely impacted by a 3% reduction in average selling price (material costs also declined 3%). Revenues from international operations were adversely impacted by the sale of the Company's subsidiary in Mexico during August 1997 (see Note 2).

GROSS PROFIT.   Gross profit for the third quarter of fiscal 1998 was $70.8 million, compared to $68.6 million for the same period in fiscal 1997. Consolidated gross margin for the fiscal 1998 and 1997 periods was 27.6% and 27.4%, respectively. The third quarter of fiscal 1998 included a LIFO charge of $0.6 million compared to a credit of $0.5 million in the same period of fiscal 1997, a $1.1 million change. Gross profit from international operations was $2.8 million and gross margin was 20.4%, compared to $3.5 million and 21.4%, respectively, for the fiscal 1997 period. Exclusive of international operations and LIFO adjustments, the gross margin from domestic operations for the third quarter of fiscal 1998 improved to 28.3% as compared with 27.5% for the same period in fiscal 1997 primarily due to shifts in the product mix resulting from the discontinuance of the coil flat roll processing center in Tulsa, Oklahoma and a 19% increase in bar tonnage shipped during the third quarter of fiscal 1998.

EXPENSES. Total operating expenses for the third quarter of fiscal 1998 were $55.9 million, compared to $62.6 million for the same period in fiscal 1997. As a percentage of revenues, these expenses were 21.8% in the fiscal 1998 period and 25.0% in the fiscal 1997 period.

Warehouse and delivery expenses for the third quarter of fiscal 1998 were $32.5 million (12.7% of revenues) as compared with $34.4 million (13.7% of revenues) for the same period in fiscal 1997 reflecting principally a 9% reduction in compensation and related expenses resulting from the closure of four domestic service centers, and the sale of the Mexican subsidiary.

Selling expenses for the third quarter of fiscal 1998 were $8.9 million (3.5% of revenues) as compared with $10.2 million (4.1% of revenues) for the same period in fiscal 1997 as a result of a 10% reduction in compensation and related expenses resulting from the closure of four domestic service centers and the sale of tbe Mexican subsidiary.

General and administrative expenses for the third quarter of fiscal 1998 were $14.5 million (5.7% of revenues) as compared with $17.9 million (7.2% of revenues) for the same period in fiscal 1997. The decrease was primarily the result of 27% lower compensation and related expenses resulting from the March 1997 restructuring, which included an administrative workforce reduction.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996. (CONTINUED)

NET INTEREST EXPENSE. Net interest expense was $10.0 million and $10.8 million for the third quarter of fiscal 1998 and fiscal 1997, respectively. The Company's average outstanding indebtedness during the third quarter of fiscal 1998 was $307.7 million, compared to $309.9 million for the same period in fiscal 1997, and the weighted average interest rate on such indebtedness was 9.66% and 9.56%, respectively.

INCOME TAXES. Income tax expense for the third quarter of fiscal 1998 represents a provision for state taxes. The remaining tax provisions for the third quarter were offset by recognition of tax benefits associated with the Company's loss carryforwards. The income tax provision for the third quarter of fiscal 1997 represents a provision for Canadian taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for debt service and related obligations through the end of fiscal 1998 will consist primarily of interest payments under its Revolving Credit Facility, interest payments on the Senior Notes, dividends to Holding to provide for the repurchase of capital stock from departing stockholders pursuant to Holding's Stockholder Agreement and the Company's employee stock ownership plan ("ESOP"), and principal and interest payments on the Company's industrial revenue bond and purchase money indebtedness. As of December 31, 1997, principal payments required by the Company's currently outstanding industrial revenue bond and purchase money indebtedness amount to $0.3 million in fiscal 1998, $1.5 million in fiscal 1999 and 2000, and $14.7 million in the aggregate thereafter through 2010. The Company will not be required to make any principal payments against the Revolving Credit Facility or the Senior Notes until 1999 and 2000, respectively. The Company is in compliance with the covenants contained in the Revolving Credit Facility, and the Company is not in default under the indenture governing the Senior Notes and the Company does not anticipate any default thereunder for the foreseeable future.

At December 31, 1997, the Company's primary sources of liquidity were available borrowings of $42.3 million under the Revolving Credit Facility, $2.1 million against certain life insurance policies, and internally generated funds. Borrowings under the Revolving Credit Facility are secured by the Company's domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of the Company's accounts receivable and inventory. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse to the Company. The interest rate on the loans is 0.5% greater than the dividend income rate on the policies. As of December 31, 1997, there was approximately $12.3 million of cash surrender value in all life insurance policies maintained by the Company, net of borrowings.

For fiscal 1998, the Company has a planned investment of approximately $10.0 million for capital expenditures. Approximately $7.6 million is for routine replacement of machinery and equipment and facility improvements, and $2.4 million is for further additions to the Company's information technology systems. The Company expects to finance such expenditures from internal cash flow. During the fiscal nine months, the Company spent $5 million for planned capital expenditures. Certain planned expenditures may be deferred to the next fiscal year, the amount of which is not determined at this time.

The Company's working capital at December 31, 1997 increased $20.9 million to $191.9 million when compared to $171.0 million at March 31, 1997.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used in operating activities during the first nine months of fiscal 1998 was $5.3 million, compared to $12.6 million during the same period in fiscal 1997. Funds provided increased primarily due to the impact of net profitability, versus a net loss in the prior year, and a decrease in accounts
receivables.   This was offset by an increase in inventories and a reduction in trade accounts payable and other accrued liabilities and expenses.

Net cash provided by investing activities was $2.5 million during the first nine months of fiscal 1998, compared to $1.3 million during the same period in fiscal 1997. In fiscal 1998, the major expenditures were $4.9 million in additions to property, plant and equipment (compared to $2.9 million last year), offset by proceeds from the sale of the Mexican subsidiary ($1.7 million), sales of property plant and equipment (totaling $7.2 million in fiscal 1998 versus $4.7 million in fiscal 1997). During fiscal 1998 the company disposed of excess facilities in Hartford, Connecticut; Birmingham, Alabama; and Grand Prairie, Texas, while in fiscal 1997 excess facilities located in Bristol, Pennsylvania and Oakland, California were sold.

Net cash used in financing activities was $4.5 million during the first nine months of fiscal 1998 compared to net cash provided of $4.7 million during the
same period in fiscal 1997.   The fiscal 1998 period included higher dividends
to Holding for the redemption of Holding's capital stock from departing stockholders.

As of December 31, 1997, the Company believes its sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the revolving loans and the Senior Notes prior to their respective maturities. However, the Company anticipates that it will be necessary to replace the Revolving Credit Facility on or prior to its maturity in September 1999 and to refinance the Senior Notes on or prior to their maturity in March 2000, although there can be no assurance on what terms, if any, the Company would be able to obtain such refinancing.

PART II  -  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  EXHIBITS


          Exhibit 10.62 Earle M. Jorgensen Company Management Incentive Compensation Plan.

          Exhibit 27     Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K

          The Registrant was not required to file a Form 8-K during the quarter ended December 31, 1997.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        EARLE M. JORGENSEN COMPANY




                                        /s/ Maurice S. Nelson, Jr.
                                        --------------------------
Date: February 17, 1998                 Maurice S. Nelson, Jr.
                                        President, Chief Executive Officer



                                        /s/ Charles P. Gallopo
                                        --------------------------
Date: February 17, 1998                 Charles P. Gallopo
                                        Vice President, Chief Financial Officer
                                        and Secretary (Principal Financial and
                                           Accounting Officer)