Form 10-K405
period 1998-03-31
JORGENSEN EARLE M CO /DE/
filed 1998-05-29
CIK 54003

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 5-10065

                               ----------------

                          EARLE M. JORGENSEN COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                  DELAWARE                                       95-0886610
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                3050 EAST BIRCH STREET, BREA, CALIFORNIA 92821
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER: (714) 579-8823

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. None

  Number of shares outstanding of the registrant's common stock, par value $.01 per share at April 30, 1998--128 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  SAFE HARBOR ACT STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 CONCERNING CERTAIN ASPECTS OF THE BUSINESS OF THE COMPANY. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE ISSUER'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, CHANGES IN THE PRICE AND SUPPLY OF METAL PRODUCTS, CHANGES IN THE DEMAND FOR METAL PRODUCTS IN THE INDUSTRIES SUPPLIED BY THE COMPANY, RELATIONSHIPS WITH SIGNIFICANT CUSTOMERS, INTEREST RATE FLUCTUATIONS, THE IMPACT OF ENVIRONMENTAL REGULATIONS, AND GENERAL ECONOMIC AND BUSINESS CONDITIONS. SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 1. BUSINESS

  Earle M. Jorgensen Company (the "Company" or "EMJ") is one of the largest independent distributors of metal products in the United States. The Company was formed on May 3, 1990, when Kelso & Companies Inc. ("Kelso") and its affiliates acquired control of and combined two leading metals distributors, EMJ (founded in 1921) and Kilsby-Roberts Holding Co. ("Kilsby") (successor to C.A. Roberts Company, founded in 1915). In connection with the combination of EMJ and Kilsby, the Company became a wholly owned subsidiary of Earle M. Jorgensen Holding Company, Inc. ("Holding"). The events, activities and transactions associated with the Company becoming a wholly owned subsidiary of Holding is together sometimes hereinafter referred to as the "Acquisition."

  The Company is one of the largest independent distributors of metal products in the U.S., providing value-added metals processing services and distributing a broad line of carbon, alloy, stainless and aluminum bar, tubing and pipe, and plate and sheet metal products. The Company sells these products to over 40,000 customers engaged in a wide variety of industries including machinery manufacturing, transportation, fabricated metal products, aerospace, oil tools, construction, shipbuilding, plastics, chemicals, petrochemicals, farm equipment, food processing, energy and environmental control. These customers are serviced through the Company's network of 25 service centers, four plate processing centers, one cutting center, one tube honing facility, three sales offices and a national merchandising office.

  The Company serves its customers by providing quick product delivery, metals processing expertise and inventory management services. The Company purchases metals from primary producers and sells these metals in smaller quantities to a wide variety of end users, generally within 24 hours from receipt of an order. During fiscal 1998, the Company handled approximately 8,100 sales transactions per business day, an average of $510 per transaction. EMJ processes most of the metals it sells, by cutting to length, burning, sawing, honing, shearing, grinding, polishing, and performing other similar services, all to customer specifications.

  In late fiscal 1997, the Company appointed a new Chief Executive Officer and developed and began to implement a plan to restructure and realign its operations and reduce its workforce. Since March 1997, the Company has closed four domestic service centers (Birmingham, Alabama; Hartford, Connecticut; Detroit, Michigan and Buffalo, New York) while continuing to service the markets of those facilities from service centers in adjoining territories. The Company also discontinued its flat-rolled processing center and consolidated two honing operations and sold two of its foreign subsidiaries that generated net operating losses of $2.9 million during the three years ended March 31, 1998. Since December 31, 1996, the Company's workforce has decreased

15%, from approximately 2,600 on December 31, 1996 to approximately 2,200 on March 31, 1998. In the aggregate, the Company believes that it has reduced its cost structure by approximately $17 million since commencement of its 1997 restructuring plan. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General".

  The Company is currently engaged in a reengineering program emphasizing process improvements including: (i) pursuing sales to new and existing customers utilizing management information systems that provide improved customer and market data and (ii) further implementing cost savings through reductions in delivery and inventory handling expenses and through other efficiency realizations. Effective fiscal 1998, the Company also instituted a new management incentive compensation plan to provide bonuses to branch and corporate managers based on the achievement of certain branch operating and corporate financial objectives. See "Item 11. Executive Compensation-- Management Incentive Compensation Plan".

  The Company's restructuring plan has resulted in, and the reengineering program is expected to continue, a downward trend in operating expense ratios.

INDUSTRY OVERVIEW

  The Company believes that metals service centers provide valuable services that are needed by end users. Primary metals producers, which manufacture and sell large volumes of steel, aluminum and specialty metals in standard sizes and configurations, generally sell only to those large end-users and metals service centers who do not require processing of the products and who can order in large quantities and tolerate relatively long lead times. Metals service centers, which offer services ranging from pre-production processing in accordance with specific customer requirements to storage and distribution of unprocessed metal products, function as intermediaries between primary metals producers and end-users.

  The current trend among primary metals producers is to focus on their core competency of high-volume production of a limited number of standardized metal products. This change in focus has been driven by their need to develop and improve efficient, volume-driven production techniques in order to remain competitive.

  At the same time, most end-users have recognized the economic advantages associated with outsourcing their metal processing and inventory management requirements. Outsourcing permits end-users to reduce total production cost by shifting the responsibility for pre-production processing to metals service centers, whose higher efficiencies in performing these processing services make the ownership and operation of the necessary equipment a better investment. Inventory management and just-in-time delivery services provided by metals service centers also enable end-users to reduce material costs, decrease capital required for inventory and equipment and save time, labor and other expenses.

  As a result of these trends, metals service centers play an increasingly important role in all segments of the metals industry. Metals service centers purchase and distribute about 30% of all carbon industrial products and nearly 45% of all stainless steel products produced in the U.S. Metals service centers are the single largest customer group of the U.S. domestic steel industry and serve the metal supply needs of more than 300,000 manufacturers and fabricators through service center locations nationwide. The metals distribution and processing industry generated an estimated $40 billion in revenues in the U.S. in 1996. The Company believes that the metals service center industry will continue to increase its role as a valuable intermediary between primary metal producers and end users, primarily as a result of (i) the refocus by metal producers towards sales efforts to larger volume purchasers to increase production efficiency and (ii) increased demand by end users for outsourced metals processing, just-in-time inventory management and the other value-added materials management services.

  The metals service center industry is highly fragmented, consisting of a large number of small companies, which are limited as to product line, size of inventory and customers located within a specific geographic area, and a few relatively large companies. The larger and more sophisticated companies, such as EMJ, have certain advantages over smaller companies, such as higher discounts for volume purchases, the ability to service customers with operations in multiple locations and the use of more sophisticated information systems. There has been a trend toward consolidation in the industry in recognition of the advantages of larger companies. According to industry sources, the number of steel processors and metals service center companies in the U.S. has been reduced from approximately 7,000 in 1980 to approximately 3,400 in 1997.

COMPETITIVE STRENGTHS

  The Company believes that the following factors contribute to its success in the metals distribution industry:

  Market Position. The Company is among the largest independent distributors of metal products in the U.S. The Company believes that its broad product offerings, with a specialization in higher margin bar and tubing (as compared to flat-rolled products), have enabled it to maintain its position among the market leaders and achieve gross margins that are among the highest for comparable publicly-traded metals distribution companies. The Company is among the largest purchasers of steel in the U.S. and has developed long-term relationships with numerous metals producers, resulting in access to a wide variety of metals and new product and service ideas. Because the Company purchases large volumes of metals, it is able to achieve economies of scale in purchasing. Furthermore, the Company believes that its salesforce is among the most experienced in the industry.

  Network of Strategically Located Facilities. The Company's service centers are strategically located throughout North America, generally within one day's delivery time to almost all U.S. manufacturing centers. The Company believes that its network of strategically located facilities positions it to increase sales to national customers that currently buy metals from various suppliers in different locations. The Company's facilities serve more than 40,000 customers, with no single customer accounting for more than three percent of the Company's gross revenues. Such diversification reduces the Company's vulnerability to the financial or economic weakness of particular customers, industries or regions.

  Service and Product Selection. The Company specializes in higher gross margin bar and tubing products that are not commonly sold directly by steel and aluminum producers in small quantities. The Company serves the needs of its customers by carrying a broad range of shapes and sizes in its core product areas in large quantities, which allows the Company to deliver orders to customers typically within 24 hours from receipt of an order. Each of the Company's service centers strives to be a market leader in the Company's core product lines in its geographic area. The Company benefits from an excellent reputation for quality and service built over its 75 years in operation and has received numerous quality and service awards from its customers. The Company was among the first in the metals distribution industry to receive multi-site ISO 9002 certification and had the first metals service center to receive QS 9000 certification established by the automobile industry.

  Management Information Systems and Inventory Practices. The Company has invested significant resources to upgrade its management information and financial reporting system. The Company's current system, which was brought on line in February 1995, provides an internal benchmarking system to track profitability by customer and product type. The Company believes that this information will assist management in its efforts to purchase more effectively, reallocate inventory among different locations and improve customer service through better order reference data. The Company tailors its inventory at each service center to the specific customer requirements of the particular market served.

  Reduced Cost Structure and Economies of Scale. The Company believes that the closure or sale of underperforming assets, the reduction in its workforce and other restructuring initiatives has improved the Company's cost structure by approximately $17 million. The Company believes that it will be better able to withstand an economic downturn as a result of its cost reduction initiatives. In addition, because of the Company's large size and scope of operations, its fixed costs are spread across a large base of sales.

  Experienced Management with Equity Ownership. The Company's executives and other members of its management have substantial experience in the metals industry. In addition, the Company's employees directly, and indirectly through the Jorgensen Employee Stock Ownership Plan (the "ESOP"), own in the aggregate approximately 35.3% (28.8% on a diluted basis) of the outstanding Holding Common Stock as of March 31, 1998.

OPERATING AND GROWTH STRATEGY

  The Company's primary business goal is to improve its operating profits while expanding its market share. Its operating and growth strategy consists of the following elements:

  Continue Cost Reductions and Productivity Improvements. The Company is currently implementing a reengineering program to improve profitability and realize cost savings through continued reductions in delivery and inventory handling expenses and through other efficiency realizations. The Company seeks to increase asset and employee productivity and to further decrease unit costs through initiatives intended to increase volume, thereby taking advantage of economies of scale. The Company has made and will continue to make investments in its management information system to increase the efficiency of the Company and assist it in identifying additional areas for operational improvement. In addition, the Company has instituted a new management incentive plan to provide incentives to branch management that are based on branches operating achievements and corporate financial objectives.

  Focus on Higher Gross Margin Value-Added Products and Services. The Company seeks to maintain its gross margins and to expand its market share by (i) making sales from inventory with value-added services as often as possible, since such sales generally generate higher gross margins and (ii) providing inventory management and timely delivery services. Since the mid-1980's, the Company has shifted its product mix away from commodity-like products such as flat-rolled steel and has increased its sales of specialty products such as carbon, alloy, stainless and aluminum bar and tubing that generally afford higher gross margins. Although the Company continues to sell steel and aluminum sheet products, it does so primarily in niche markets or as a service to important customers that are significant purchasers of other higher gross margin products.

  Realize Efficiencies from Management Information System Investments. The Company believes that continuing enhancements to the Company's management information system will assist the Company in its initiatives to achieve further cost savings and enable it to handle a larger number of orders. Planned improvements in the Company's management information system include:
(i) an improved order processing system which will allow its salespersons to access customer history and to improve order throughput, (ii) a warehouse automation system to better control inventory and shipment logistics, (iii) upgraded financial reporting, planning and sales and gross profit analysis systems and (iv) document imaging technology to facilitate processing, storage and retrieval of transactional data. These and other enhancements should assist the Company's efforts to improve the information available to management in its initiatives to improve customer service, optimize inventory levels and achieve greater operational efficiencies.

CUSTOMERS AND MARKETS

  The Company services the steel or aluminum requirements of over 40,000 active customers throughout the U.S. in a wide variety of industries, including machinery manufacturing, transportation, fabricated metal products, aerospace, oil tools, construction, shipbuilding, plastics, chemicals, petrochemicals, farm equipment, food processing, energy and environmental control. The Company is not dependent on any single customer or industry, and during fiscal 1998 no single customer accounted for more than three percent of revenues.

  During fiscal 1998, the Company handled approximately 8,100 sales transactions per business day generating an average revenue of approximately $510 per transaction. Sales of stock inventory maintained by the Company (referred to as "stock sales") represented approximately 87% of the Company's domestic revenues in fiscal 1998. Special requirements of the customer are met by arranging mill-direct sales and by making buy-outs from other distributors of items the Company does not maintain as stock inventory. Such sales generally have lower gross margins than stock sales, but provide a valuable customer service.

  The vast majority of sales are from individual purchase orders and are not subject to ongoing supply contracts; however, the Company sometimes enters into contracts to purchase and supply specific products over a period of a year or longer. Such contracts provide the customer with greater certainty as to timely delivery, price stability and continuity of supply, and sometimes satisfy particular processing or inventory management requirements. Such contracts have resulted in new customer relationships and increased sales volumes for the Company, but can have a slightly lower gross margin than ordinary sales. Such contracts, in the aggregate, represented less than 10% of Company revenues in fiscal 1998.

  Seasonal fluctuations in the Company's business generally occur in the summer months and in November and December, when many customers' plants are closed for vacations. Order backlog is not a significant factor in the business of the Company, as orders are generally filled within 24 hours.

PRODUCTS

  The Company has designated certain carbon and alloy, aluminum, and stainless products as core product offerings under its bar, tubing and pipe, plate, and sheet product lines. The Company stocks a broad range of shapes and sizes of each of these products in each service center (unless there is no market for the product line at a particular location), and each service center strives to be a market leader in the Company's core product lines in its geographic area. Each service center also tailors its inventory to the customer and market requirements of its geographic area.

  Machinery manufacturing, transportation, fabricated metal products, aerospace, oil tools, construction, shipbuilding, plastics, chemicals, petrochemicals, farm equipment, food processing, energy and environmental control, among others, are major markets for the Company. Carbon steel products (hot-rolled and cold-finished) are used in construction equipment, farm equipment, automotive and truck manufacturing, shipbuilding and oil exploration as well as a wide range of other products. Stainless steel is used widely in the chemical, petrochemical, and oil refining and biomedical industries where resistance to corrosion is important. Aluminum is frequently used in aircraft and aerospace applications where weight is a factor. Different tubing products are appropriate for particular uses based on different characteristics of the tubing materials, including strength, weight, resistance to corrosion and cost. Carbon tubing and pipe are used in general manufacturing. Alloy tubing is used primarily in the manufacturing of oil field equipment and farm equipment. Stainless steel tubing and pipe are used in applications requiring a high resistance to corrosion, such as food processing. Aluminum tubing and pipe are used in applications that put a premium on light weight (such as aerospace manufacturing).

  The following table sets forth a percentage breakdown of revenue from stock sales (excludes mill-direct revenue and buy-outs) by product group for U.S. operations for the fiscal years ended March 31, 1998, 1997 and 1996.

      PERCENTAGE BREAKDOWN OF REVENUES FROM STOCK SALES BY PRODUCT GROUP

                                                           YEAR ENDED MARCH
                                                                  31,
                                                           -------------------
                                                           1998   1997   1996
                                                           -----  -----  -----
     BARS:
       Carbon and Alloy...................................  37.0%  33.9%  32.6%
       Stainless..........................................  12.2   13.6   14.2
       Aluminum...........................................   6.2    5.5    5.7
                                                           -----  -----  -----
         Total............................................  55.4   53.0   52.5
                                                           -----  -----  -----
     TUBING AND PIPE:
       Carbon and Alloy...................................  27.0   26.8   26.4
       Stainless..........................................   3.6    3.7    3.8
       Aluminum...........................................   3.3    3.6    3.7
                                                           -----  -----  -----
         Total............................................  33.9   34.1   33.9
                                                           -----  -----  -----
     PLATE:
       Carbon and Alloy...................................   5.5    5.6    5.4
       Stainless..........................................   1.5    1.8    2.2
       Aluminum...........................................   2.4    2.5    2.8
                                                           -----  -----  -----
         Total............................................   9.4    9.9   10.4
                                                           -----  -----  -----
     SHEET:
       Carbon and Alloy...................................   0.4    0.5    0.6
       Stainless..........................................   0.3    0.6    0.9
       Aluminum...........................................   0.5    1.8    1.5
                                                           -----  -----  -----
         Total............................................   1.2    2.9    3.0
                                                           -----  -----  -----
     Other................................................   0.1    0.1    0.2
                                                           -----  -----  -----
                                                           100.0% 100.0% 100.0%
                                                           =====  =====  =====
     Revenues from stock sales as a percentage of total
      revenues............................................  87.2%  85.7%  83.4%
                                                           =====  =====  =====

INTELLECTUAL PROPERTY AND LICENSES

  EMJ(R) is a registered trademark and service mark in the U.S. and in other countries where the Company does or expects to do business. The Company considers certain information owned by it to be trade secrets and the Company takes measures to protect the confidentiality and control the disclosure of such information. The Company believes that these safeguards adequately protect its proprietary rights. While the Company considers all of its intellectual property rights as a whole to be important, the Company does not consider any single right to be essential to its operations.

MANAGEMENT INFORMATION SYSTEMS

  In February 1995, the Company implemented a new management information system that integrated three different systems the Company had operated in prior years into one system for most Company operations. The transition to the new system required a Company-wide training effort and changes in operational processes. The Company experienced start-up operational difficulties in 1995 in connection with the implementation of its new management information system that adversely affected its customer service, results of operations and working capital. The Company believes such problems have been resolved.

  The system is designed to increase the Company's ability to analyze and manage its operations and improve the productivity of the Company and its customers and suppliers. The system enhances the Company's ability to utilize electronic commerce in dealing with its customers and suppliers, including EDI, remote inquiry and ordering ("RIO"), bar coding, document imaging and other functions that can result in more efficiency and greater productivity for all users. Planned improvements in the Company's management information system include: (i) an advanced order processing system which will allow its salespersons to access customer history and improve order throughput, (ii) a warehouse automation system to better control inventory and shipment logistics, (iii) an upgraded financial reporting, planning and sales and gross profit analyses system and (iv) document imaging technology to facilitate processing, storage and retrieval of transactional data.

SUPPLIERS

  The majority of the Company's procurement activities are from a centralized merchandising office in Chicago where specialists in each of the Company's major product lines make inventory purchases. The Company concentrates on developing close working relationships with high-quality suppliers to ensure quality and timely delivery to the Company's customers.

  The vast majority of the Company's purchases are made by purchase order and the Company has no significant supply contracts with periods in excess of one year. The Company is not dependent on any single supplier for a material portion of its purchases, and in fiscal year 1998 no single supplier represented more than 10% of its total purchases. The Company purchased less than three percent of its inventory requirements from foreign-based suppliers in fiscal 1998.

EMPLOYEES

  As of March 31, 1998, the Company employed approximately 2,200 persons, of whom approximately 1,285 were employed in production or shipping, 455 were employed in sales and 460 served in executive, administrative or district office capacities. Three different unions represented approximately 750 of the Company's employees from 16 locations. The related collective bargaining agreements expire on staggered dates between October 31, 1998 and May 31, 2001. The Company is negotiating a collective bargaining agreement with 18 newly organized employees of the Toronto facility, which is expected to be in place by the end of June 1998. The Company is currently negotiating a renewal of its collective bargaining agreement covering 83 employees at its facilities in Los Angeles, California, which is expected to be in place by the end of June 1998. The Company believes that it has a good overall relationship with its employees.

FOREIGN OPERATIONS

  The Company maintains two metal service centers in Canada operating through a wholly owned subsidiary, Earle M. Jorgensen (Canada) Inc., a Canadian limited liability company. On September 8, 1997, the Company sold its operations in Mexico, and on January 29, 1998, the Company sold its operations in the United Kingdom. For the fiscal years ended March 31, 1998, 1997 and 1996, revenues from foreign operations totaled $53.6 million, $63.8 million and $66.7 million, respectively. See Note 4 to Consolidated Financial Statements.

COMPETITION

  The metals service center industry is highly fragmented and generally competes on price, product availability, timely delivery, reliability, quality and processing capability. Apart from price, these services are all "value-added" services provided by metals service centers to lower customers' overall costs. The industry includes both general-line distributors, which handle a wide range of metal products, and specialty distributors, which specialize in particular categories of metal products. Metals service centers range from nationwide to regional and local in geographic coverage. Although the Company is one of the largest distributors of metals in the U.S., some of its competitors have greater financial resources and most of its competitors are less leveraged than the Company.

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

  During fiscal years 1998, 1997 and 1996, expenditures made in connection with environmental matters totaled approximately $0.4 million, $1.1 million and $0.8 million, respectively, principally for remediation and investigation activities at sites where contamination of soil and/or groundwater is present, including the sites discussed below. As of March 31, 1998, the Company had accrued approximately $2.3 million for future investigation and remediation expenditures that could be reasonably estimated related to the following environmental matters.

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

  In February 1998 the Company was notified that it had potential responsibility for lead and copper soil contamination of an undeveloped parcel that is part of the Alameda Street property. A remediation plan has been approved by local government agencies. As of March 31, 1998, the Company's accrual for future investigation and remediation expenditures includes the estimated costs under the remediation plan.

  Bristol (Pennsylvania). A remedial action plan submitted and approved by the Pennsylvania regulatory agency was completed in fiscal 1998. As of March 31, 1998, the project's cost has totaled $4.3 million, of which $3.2 million has been paid by the Company and $1.1 million was paid by the former owner of the property pursuant to a cost sharing agreement. No additional costs are expected to be incurred. The Company sold the facility in July 1996.

  Forge (Seattle/Kent, WA). The Company has indemnified the purchasers of its former Forge facility for remediation of certain conditions at the facility and at an off-site disposal site existing at the date of sale. In addition, the Company indemnified such purchasers for up to $2.5 million of remediation and investigation costs associated with or related to the environmental conditions existing at the time of sale and discovered after the closing and for which claims were made prior to July 2, 1995. No such claims were made. As of March 31, 1997 and 1998, the remediation and investigation costs of the Forge facility totaled $2.3 million and $2.6 million, respectively. The Company's accrual for future investigation and remediation expenditures includes the estimated remaining costs of remediation. The Company and the current owner of the property are disputing responsibility for the remaining costs of remediation. As of March 31, 1998, remediation and investigation costs at the disposal site totaled $0.5 million and the Company has reserved for future monitoring costs.

  Union (New Jersey). During fiscal 1994, the Company was notified by the current owner that it has potential responsibility for the environmental contamination of a property formerly owned by a subsidiary and disposed of by such subsidiary prior to its acquisition by the Company. The prior owner of such subsidiary has also been notified of its potential responsibility. On March 27, 1997, the current owner of the property informed the Company that it estimated the cost of investigation and cleanup of the property at $875,000 and requested contribution to such costs from the Company and the prior owner. The Company has contested responsibility and commented on the cleanup plan. The Company does not have sufficient information to determine what potential liability it has, if any. Accordingly, no reserves have been specifically established for this matter as of March 31, 1998.

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

ITEM 2. PROPERTIES

  The Company currently maintains 25 service centers, four plate processing centers, one cutting center, one tube honing facility, three sales offices and one merchandising office at various locations throughout the U.S. and is headquartered in Brea, California. Service centers in Birmingham, Alabama; Hartford, Connecticut; Detroit, Michigan and Buffalo, New York were closed and, except for Buffalo, sold in connection with the 1997 restructuring plan. In addition, the Company sold facilities in Kansas City and Dallas in connection with a consolidation of its operations in each of those cities, discontinued its flat-rolled processing operations and sold its operations in the United Kingdom and Mexico. The Company's facilities are in good condition and are equipped to provide efficient processing of customer orders. The Company's facilities generally are capable of being utilized at higher capacities, if necessary. Most leased facilities have initial terms of more than one year and include renewal options. While some of the leases expire in the near term, the Company does not believe that it will have difficulty renewing such leases or finding alternative sites.

  Set forth below is a table summarizing certain information with respect to the Company's facilities.

                                                            OWNED/     FACILITY
                       COUNTRY/CITY/STATE                   LEASED     (SQ. FT.)
                       ------------------                   ------     ---------
     UNITED STATES:
       Phoenix, Arizona.................................... Owned        72,200
       Little Rock, Arkansas............................... Leased       28,800
       Hayward, California................................. Leased       86,000
       Los Angeles, California............................. Owned       632,700
       Los Angeles, California............................. Leased       83,600
       Denver, Colorado.................................... Leased       78,800
       Honolulu, Hawaii.................................... Owned       109,200
       Chicago, Illinois................................... Owned       554,000
       Roselle, Illinois................................... Leased        4,900
       Plainfield, Indiana................................. Owned       142,700
       Davenport, Iowa..................................... Leased       59,200
       Boston, Massachusetts............................... Owned        64,200
       Minneapolis, Minnesota.............................. Owned       160,000
       Kansas City, Missouri............................... Leased (a)  126,500
       Kansas City, Missouri............................... Leased      103,500
       St. Louis, Missouri................................. Leased      106,700
       Charlotte, North Carolina........................... Owned       178,200
       Cincinnati, Ohio.................................... Leased (b)  137,000
       Cleveland, Ohio..................................... Owned       199,600
       Cleveland, Ohio..................................... Owned       134,500
       Tulsa, Oklahoma..................................... Owned       106,500
       Tulsa, Oklahoma..................................... Owned       137,900
       Portland, Oregon.................................... Leased       31,300
       Philadelphia, Pennsylvania.......................... Leased      234,800
       Memphis, Tennessee.................................. Leased       56,500
       Dallas, Texas....................................... Owned       132,200
       Houston, Texas...................................... Owned       276,000
       Kent, Washington.................................... Leased       83,700
     CANADA:
       Toronto, Ontario.................................... Leased       38,600
       Montreal, Quebec.................................... Leased       57,000
     OTHER PROPERTIES:
       Brea, California (headquarters)..................... Leased       38,300

--------
(a) This previously owned facility was sold in March 1998 and is temporarily being leased backed until completion of a move and consolidation to the other Kansas City location. The move and consolidation is being accommodated by an expansion, which is expected to be completed by November 1998.

(b) The Company has exercised its option to purchase the facility.

ITEM 3. LEGAL PROCEEDINGS

  The Company and its subsidiaries and branches are occasionally involved in ordinary, routine litigation incidental to their normal course of business, none of which they believe to be material to their financial condition or results of operations. The Company and its subsidiaries and branches maintain various liability insurance coverages to protect their assets from losses arising out of or involving activities associated with ongoing and normal business operations. See also "Item 1. Business--Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY

  The Company has 128 shares of common stock par value $.01 per share, all of which is owned by Holding. For each of the fiscal years ended March 31, 1998, 1997 and 1996, the Company paid dividends totaling $11,469,000, $5,552,000, and $22,289,000, respectively, to Holding in connection with Holding's repurchasing of its capital stock from employees of the Company whose employment had terminated, as required by the terms of Holding's Stockholders Agreement and the ESOP. In addition, in fiscal 1998, the Company paid dividends of $45,419,000 to Holding in connection with the Refinancing Transactions (as defined below). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Refinancing Transactions." The Company has not declared or paid any other dividends on its capital stock in the three years ended March 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data are derived from the audited consolidated financial statements of the Company. The consolidated financial statements of the Company have been audited by Ernst & Young LLP, independent auditors. All information contained in the following table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

                                          YEAR ENDED MARCH 31,
                          -------------------------------------------------------
                             1998        1997        1996        1995      1994
                          ----------  ----------  ----------  ---------- --------
                                         (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS
 DATA:
Revenues................  $1,050,005  $1,023,565  $1,025,659  $1,022,884 $843,380
Gross profit(1).........     294,624     280,739     261,021     305,909  249,758
Operating expenses
 exclusive of
 restructuring and other
 non-recurring charges..     225,019     245,826     245,619     247,184  222,750
Restructuring and other
 non-recurring charges..       2,838      20,088      12,776         715    1,282
Income from operations..      66,767      14,825       2,626      58,010   25,726
Net interest expense....      41,059      40,880      40,874      34,604   30,032
Extraordinary loss(2)...       9,075         --          --          --       --
Net income (loss).......      15,760     (26,556)    (29,311)     19,919   (4,306)
BALANCE SHEET DATA:
Working capital.........  $  156,500  $  170,988  $  166,587  $  243,738 $176,280
Net property, plant &
 equipment..............     106,643     120,050     134,259     139,705  143,099
Total assets............     443,821     454,882     484,911     543,548  505,928
Long-term debt
 (including current
 portion)...............     312,234     291,286     279,952     296,274  294,136
Stockholder's equity....     (36,919)      1,927      25,141      76,400   54,708
OTHER SUPPLEMENTAL DATA:
Depreciation and
 amortization(3)........  $    9,475  $   10,620  $   12,022  $   14,135 $ 14,680
Non-cash ESOP
 expense(4).............       2,788       3,102       3,401       7,694    6,005
Net cash interest
 expense(5).............      39,993      37,747      37,310      31,592   26,457
Capital expenditures....       7,264       4,449      16,658      16,177   12,371
Ratio of earnings to
 fixed charges(6).......        1.54         --          --         1.58      --
Dividends paid(7).......      56,888       5,552      22,289       3,654    5,898

--------
(1) In February 1995, the Company began the implementation of a new enhanced inventory and management information system. To ensure the accuracy of the conversion of the perpetual inventory records, the

   Company performed physical inventory counts and other procedures at all of its locations during the second, third and fourth quarters of fiscal 1996. The Company identified a difference between the perpetual inventory records and the general ledger amounting to $26,882 and, accordingly, recorded a special charge to cost of sales for this difference in the fourth quarter of fiscal 1996.

(2) The extraordinary loss of $9,075 includes the write-off of deferred financing costs and payments of call premiums and other expenses in connection with early retirement of debt. See Note 6 to Consolidated Financial Statements.

(3) Depreciation and amortization excludes amortization of debt issue costs aggregating $1,757, $2,144, $2,114, $2,117 and $2,040 for the years ended
    March 31, 1998, 1997, 1996, 1995 and 1994, respectively, and debt issue costs of $550 written off in connection with an amendment to the Company's revolving loan agreement in fiscal 1996, reflected in the Company's consolidated statements of operations as interest expense.

(4) Non-cash ESOP expense represents the amount of ESOP expense charged to operations that were or will be funded in the form of Holding's equity securities.

(5) Net cash interest expense represents net interest expense, including interest expense associated with borrowings against cash surrender value of life insurance policies maintained by the Company, adjusted to exclude
    (i) the amortization and write-off of debt issue costs (see note (3) above) and bond discount, and (ii) accrued interest.

(6) In computing the ratio of earnings to fixed charges, "earnings" represents pre-tax income (loss) plus fixed charges except capitalized interest, if any. "Fixed charges" represents interest whether expended or capitalized, debt cost amortization, and 33% of rent expense, which is representative of the interest factor. Earnings were sufficient to cover fixed charges for the fiscal years ended March 31, 1998 and 1995. Earnings were insufficient to cover fixed charges for the fiscal years ended March 31, 1997, 1996 and 1994 by $26,055, $38,248 and $4,306, respectively.

(7) Dividends paid to Holding in connection with Holding's repurchasing of its capital stock from terminated employees. In fiscal 1998, the Company also paid a dividend to Holding of $45,419 that was used by Holding to repay a portion of Holding Notes (as defined below) and accrued interest. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Refinancing Transactions".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and the consolidated financial statements of the Company, and the notes related thereto appearing elsewhere in this Form 10-K.

GENERAL

  The Company was formed in May 1990 when Kelso and its affiliates acquired control of and combined two leading metals distributors, EMJ (founded in 1921) and Kilsby-Roberts Holding Co. (founded in 1915). Through its network of 25 service centers strategically located throughout North America, the Company distributes a broad line of bar, tubing and pipe, and plate and sheet metal products to over 40,000 customers.

  During the past several years, the Company has undergone substantial changes. In March 1997, the Company announced a $15.6 million restructuring plan that included selling certain foreign operations, closing four domestic distribution centers, and reducing the Company's workforce in order to improve operating efficiencies and margins. In addition, fiscal 1997 included a $4.5 million write-off of certain costs related to its management information and reporting system. In fiscal 1996, the Company recorded a $3.6 million restructuring charge for workforce reductions and a non-recurring charge of $9.2 million for asset write-downs and write-offs. In addition, fiscal 1996 included an inventory adjustment of $26.9 million representing the difference between the Company's physical inventory balances and its perpetual inventory records after the implementation and conversion to a new management information system in February 1995. The implementation of the new computer system adversely affected the Company's results of operations in fiscal 1996. Start-up difficulties impacted sales, purchasing, receivables and inventory management causing the Company to incur additional expense in correcting errors arising in the transition process.

  In late fiscal 1997, the Company appointed a new Chief Executive Officer and developed and began to implement a plan to restructure and realign its operations and reduce its workforce. In addition, the Company shifted its strategic focus to emphasize maximizing operating income and cash flow. The Company increased its operating earnings before restructuring and other non-recurring charges to $69.6 million in fiscal 1998 from $34.9 million in fiscal 1997. This improved operating performance resulted primarily from the successful implementation of the Company's 1997 restructuring plan. Cost savings measures implemented under such plan included: (i) the closure of four under-performing domestic service centers and the sale of unprofitable foreign subsidiaries in Mexico and the United Kingdom (net operating losses totaled $2.9 million during the three years ended March 31, 1998), and (ii) a reduction in the number of employees from approximately 2,600 on December 31, 1996 to approximately 2,200 on March 31, 1998, including the elimination of a number of corporate managerial positions. In the aggregate, the Company believes that it has reduced its cost structure by approximately $17 million since commencement of its restructuring plan.

  The Company is currently engaged in a reengineering program emphasizing process improvements including: (i) pursuing sales to new and existing customers, utilizing enhanced information systems to provide improved customer and market data and (ii) further implementing cost savings through reductions in delivery and inventory handling expenses and through other efficiency realizations. The Company is also pursuing further operational efficiencies by: (i) providing incentives for service center managers and salespersons based on branch operating achievements and corporate financial objectives; and
(ii) repositioning faster moving inventory from the facilities which the Company had designated as depots to the service centers, which is designed to increase sales and operating income. The Company is continually enhancing its management information systems with the objective of improving operating performance through better and more efficient service at reduced costs.

  The Company's restructuring plan has resulted in, and the reengineering program is expected to continue, a downward trend in operating expense ratios.

  The metals service center industry has been historically cyclical (with periods of strong demand and higher prices followed by periods of weaker demand and lower prices), principally due to the nature of the industries in which the largest consumers of metals operate. The Company believes its results have been less sensitive to economic trends than some of its competitors due to its customer base, product mix and the variety of industries served.

REFINANCING TRANSACTIONS

  On March 24, 1998, the Company refinanced its indebtedness by (i) consummating the issuance and sale (the "Offering") of $105.0 million in aggregate principal amount of its 9 1/2% Senior Notes due 2005 (the "9 1/2% Senior Notes"), (ii) replacing its existing revolving credit facility with an amended and restated revolving credit facility (prior to and after such amendment and restatement, the "Revolving Credit Facility"), and
(iii) borrowing $100.0 million in aggregate principal amount under a variable rate term loan (the "Term Loan"). The net proceeds of the Offering, the Term Loan and the Revolving Credit Facility were used to (i) redeem $155.0 million in aggregate principal amount of the Company's outstanding 10 3/4% Senior Notes (the "10 3/4% Notes" and together with the 9 1/2% Senior Notes, the "Senior Notes") together with premium and accrued interest thereon to the date of redemption, (ii) prepay approximately $5.1 million in aggregate principal amount of purchase money indebtedness, including premium and accrued interest thereon, and (iii) pay a dividend to Holding in the amount of approximately $45.4 million used by Holding to (x) redeem $40.0 million in principal amount of its senior indebtedness (the "Holding Notes"), and (y) pay approximately $5.4 million of interest accrued as of March 24, 1998 on the Holding Notes (collectively, the "Holding Prepayment"). The Holding Notes are owned by an affiliate of Kelso.

  The Offering, borrowings under the Term Loan, the refinancing of the Revolving Credit Facility, and the Holding Prepayment are referred to collectively as the "Refinancing Transactions." See Note 6 to Consolidated Financial Statements.

STATEMENT OF OPERATIONS INFORMATION

  The following table sets forth certain consolidated statement of operations data for the Company. The historical consolidated financial data for the fiscal years ended March 31, 1998, 1997 and 1996 are derived from the historical consolidated financial statements included elsewhere herein.

                                        YEAR ENDED MARCH 31,
                         ------------------------------------------------------
                            1998      %       1997       %       1996       %
                         ---------- -----  ----------  -----  ----------  -----
                                       (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS
 DATA:
Revenues................ $1,050,005 100.0% $1,023,565  100.0% $1,025,659  100.0%
Gross profit............    294,624  28.1     280,739   27.4     261,021   25.4
Operating expenses
 exclusive of
 restructuring and other
 non-recurring expenses.    225,019  21.4     245,826   24.0     245,619   23.9
Warehouse and delivery
 expenses...............    128,495  12.2     135,287   13.2     129,966   12.7
Selling expenses........     37,147   3.5      40,791    4.0      41,794    4.1
General and
 administrative
 expenses...............     59,377   5.7      69,748    6.8      73,859    7.2
Income from operations..     66,767   6.4      14,825    1.4       2,626    0.3
Net interest expense....     41,059   3.9      40,880    4.0      40,874    4.0
Extraordinary loss......      9,075   0.9         --                 --
Net income (loss).......     15,760   1.5     (26,556)  (2.6)    (29,311)  (2.9)

RESULTS OF OPERATIONS--YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

  Revenues. Revenues for fiscal 1998 increased 2.6% to $1,050.0 million, compared to $1,023.6 million in fiscal 1997. Revenues from domestic operations for fiscal 1998 increased $36.6 million (3.8%) to $996.4 million compared to $959.8 million in fiscal 1997. Domestic revenues in fiscal 1998 reflect a 9% increase in tonnage volume offset by a 3% reduction in average selling price (material costs declined 4%) compared to fiscal 1997. Revenues from international operations decreased $10.2 million to $53.6 million in fiscal 1998 due to the sale of the U.K. and Mexican subsidiaries (see Note 4 to Consolidated Financial Statements).

  Gross Profit. Gross profit increased $13.9 million to $294.6 million in fiscal 1998 compared to $280.7 million in fiscal 1997 and gross margin increased to 28.1% compared to 27.4%. Fiscal 1998 included a LIFO charge of $0.3 million compared to a corresponding LIFO credit of $3.5 million in fiscal 1997. Gross profit and gross margin from foreign operations was $11.4 million and 21.3% in fiscal 1998, compared to $13.4 million and 21.0% in fiscal 1997. Exclusive of foreign operations and LIFO, gross margin was 28.5% for fiscal 1998 compared to 27.5% in fiscal 1997. The increase of 1.0% is due to changes in product mix, primarily higher bar tonnage shipped (18%) and higher average prices on tubular products (3%) in fiscal 1998 compared to fiscal 1997.

  Expenses. Total operating expenses in fiscal 1998 were $227.8 million compared to $265.9 million in fiscal 1997. Fiscal 1998 included a restructuring charge of $2.8 million representing the loss on sale of the Company's U.K. and Mexican operations (see Note 4 to Consolidated Financial Statements). Fiscal 1997 included a restructuring charge of $15.6 million and a non-recurring charge for asset write-offs of $4.5 million (see Note 1 to Consolidated Financial Statements). Excluding such charges, operating expenses in fiscal 1998 would have been $225.0 million, or 21.4% of revenues, compared to $245.8 million, or 24.0% of revenues, in fiscal 1997.

  Warehouse and delivery expenses decreased $6.8 million (5.0%) to $128.5 million in fiscal 1998 compared to $135.3 million in fiscal 1997. As a percent of revenues, warehouse and delivery expenses were 12.2% in 1998 and 13.2% in fiscal 1997. The decrease resulted from a 7% reduction in compensation and related expenses resulting from a reduction in the number of employees, including reductions from the closure of four domestic service centers and from the sale of the Mexican and U.K. subsidiaries in August 1997 and January 1998, respectively, partially offset by higher freight and shipping expenses attributable to the 9% increase in tonnage volume shipped and repositioning depot inventories.

  Selling, general and administrative expenses decreased $14.0 million (12.7%) to $96.5 million in fiscal 1998 compared to $110.5 million in fiscal 1997. In fiscal 1998 selling expenses decreased $3.7 million (9.1%) to $37.1 million, compared to $40.8 million in fiscal 1997, and decreased as a percent of revenues to 3.5% from 4.0% in fiscal 1997 due to a 5% reduction in compensation and related expenses resulting from the closure of four domestic service centers and the sale of the Mexican and U.K. subsidiaries. General and administrative expenses decreased by $10.4 million (14.9%) to $59.4 million in fiscal 1998, and to 5.7% of revenues in fiscal 1998 from 6.8% in fiscal 1997. The decrease in general and administrative expenses was attributable to an 8% decrease in compensation and related expenses resulting from the March 1997 restructuring, which included an administrative workforce reduction, higher income from cash discounts taken on vendor payments and gains from sales of surplus facilities.

  Net Interest Expense. Net interest expense was $41.1 million in fiscal 1998 and $40.9 million in fiscal 1997. Such amounts include interest on the Revolving Credit Facility, Senior Notes, Term Loan (in fiscal 1998 only), and borrowings against the cash surrender value of certain life insurance policies and the amortization of debt issue costs ($1.8 million in fiscal 1998 and $2.1 million in fiscal 1997).

  During fiscal 1998 the average outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) was $303.9 million versus $304.5 million in fiscal 1997. The weighted average interest rate on such indebtedness during fiscal 1998 was 9.68% versus 9.62% in fiscal 1997. The changes in the average outstanding indebtedness and the average interest rate were attributable to the Company's

Revolving Credit Facility borrowings and the impact of the Refinancing Transactions consummated in March 1998 (see also "--Liquidity and Capital Resources"). The average borrowings under the Revolving Credit Facility decreased to $127.3 million from $130.4 million in fiscal 1997, and the average interest rate increased to 8.65% in fiscal 1998 from 8.54% in fiscal 1997.

  The outstanding borrowings against the cash surrender value of life insurance policies was $88.9 million at March 31, 1998 and $76.5 million at March 31, 1997, and the total interest expense on such borrowings increased to $9.4 million in fiscal 1998 compared to $8.6 million in fiscal 1997. Such increases resulted from a borrowing of $12.4 million against the increased cash surrender value of life insurance policies in November 1997 to pay annual premiums on such policies and to pay interest on previous borrowings (see "-- Liquidity and Capital Resources"). As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income earned under the policies was $10.3 million in fiscal 1998, $7.8 million in fiscal 1997 and $7.6 million in fiscal 1996 and is reported as an offset to general and administrative expenses in the Company's statements of operations.

  The interest rates on the 9 1/2% Senior Notes and on the life insurance policy borrowings are fixed at 9.50% and 11.76%, respectively. The interest rates on the Revolving Credit Facility and the Term Loan are floating rates (9.0% and 8.94%, respectively, as of March 31, 1998).

  Extraordinary Loss. The extraordinary loss of $9.1 million includes the write-off of deferred financing costs and the payment of call premiums and other expenses related to the early retirement of the Company's 10 3/4% Notes and purchase money indebtedness as part of the Refinancing Transactions.

RESULTS OF OPERATIONS--YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

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

  Gross Profit. Gross profit increased $19.7 million to $280.7 million in fiscal 1997 compared to $261.0 million in fiscal 1996 and gross margin increased to 27.4% compared to 25.4%. The increases were primarily attributable to an inventory adjustment of $26.9 million recorded in fiscal 1996 (see Note 2 to Consolidated Financial Statements). Fiscal 1997 also included a LIFO credit of $3.5 million compared to a corresponding LIFO charge of $9.7 million in fiscal 1996. Gross profit and gross margin from foreign operations was $13.4 million and 21.0% in fiscal 1997, compared to $15.6 million and 23.4% in fiscal 1996. Exclusive of foreign operations, LIFO, and the 1996 inventory adjustment, gross margin was 27.5% for fiscal 1997, compared to 29.4% in fiscal 1996. The decrease of 1.9% reflects changes in product and customer mix resulting from cyclical changes in industrial production, competitive pricing pressures, disposition of slow moving and discontinued inventory, and a sudden decline in stainless and aluminum sheet commodity prices.

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

  Selling, general and administrative expenses decreased $5.2 million (4.4%) to $110.5 million in fiscal 1997 compared to $115.7 million in fiscal 1996. In fiscal 1997 selling expenses decreased $1.0 million (2.4%) to $40.8 million, and decreased as a percent of revenues to 4.0% from 4.1% in fiscal 1996 due to lower compensation costs. General and administrative expenses decreased by $4.1 million (5.5%) to $69.7 million in fiscal 1997, and to 6.8% of revenues from 7.2% in fiscal 1996. The decrease in general and administrative expenses was primarily due to lower compensation expense, lower depreciation and amortization of property, plant and equipment resulting from a change in accounting estimate in fiscal 1996, higher income from cash discounts taken on vendor payments and gains from sales of surplus facilities.

  NET INTEREST EXPENSE. Net interest expense was $40.9 million in both fiscal 1997 and 1996. Such amounts include interest on the Revolving Credit Facility, Senior Notes, interest on borrowings against the cash surrender value of certain life insurance policies and the amortization or write-off of debt issue costs ($2.1 million in fiscal 1997 and $2.7 million in fiscal 1996).

  During fiscal 1997 the average outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) was $304.5 million versus $305.4 million in fiscal 1996. The weighted average interest rate on such indebtedness during fiscal 1997 was 9.62% versus 9.83% in fiscal 1996. The decrease in the average outstanding indebtedness and the weighted average interest rate was attributable to the Company's Revolving Credit Facility borrowings. The average borrowings under the Revolving Credit Facility decreased to $130.4 million from $131.6 million in fiscal 1996, and the average interest rate decreased to 8.54% in fiscal 1997 from 9.09% in fiscal 1996.

  The outstanding borrowings against the cash surrender value of life insurance policies was $76.5 million at March 31, 1997 and $65.9 million at March 31, 1996, and the total interest expense on such borrowings increased to $8.6 million in fiscal 1997 compared to $7.2 million in fiscal 1996. Such increases resulted from a borrowing of $11.4 million against the increased cash surrender value of life insurance policies in November 1996 to pay annual premiums on such policies and to pay interest on previous borrowings (see "-- Liquidity and Capital Resources"). As specified in the terms of the insurance policies, the rates for dividends earned under the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income earned under the policies was $7.8 million in fiscal 1997 and $7.6 million in fiscal 1996 and is reported as an offset to general and administrative expenses in the Company's statements of operations.

  During fiscal 1997, the interest rates on the 10 3/4% Notes and on the life insurance policy borrowings were fixed at 10.75% and 11.76%, respectively. The interest rate on the Revolving Credit Facility was a floating rate (10.0% as of March 31, 1997).

LIQUIDITY AND CAPITAL RESOURCES

  The Company's ongoing cash requirements for debt service and capital expenditures are expected to consist primarily of interest payments under its Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the 9 1/2% Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders Agreement and the ESOP, capital expenditures and principal and interest payments on the Company's industrial revenue bonds. As of March 31, 1998, annual principal payments required by the Company's outstanding industrial revenue bonds indebtedness amount to $0.5 million in fiscal 1999 and 2000, $1.4 million in fiscal years 2001 through 2004 and $6.2 million in the aggregate thereafter through 2010. The Company will not be required to make any principal payments in respect of the 9 1/2% Senior Notes until 2005. The Revolving Credit Facility will mature in 2003 and the Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. The Revolving Credit Facility, the Term Loan and 9 1/2% Senior Notes have covenants which are comparable to those complied with previously, and although compliance with such covenants in the future is largely dependent on the future performance of the Company and general economic conditions, for which there can be no assurance, the Company expects that it will continue to be in compliance with all of its debt covenants for the foreseeable future.

  As of March 31, 1998, the Company's primary sources of liquidity were available borrowings of approximately $90.6 million under the Revolving Credit Facility, available borrowings of approximately $5.5 million against certain life insurance policies and internally generated funds. Borrowings under the Revolving Credit Facility are secured by the Company's domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of the Company's accounts receivable and inventory. The Term Loan is secured by a first priority lien on a substantial portion of the Company's current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse to the Company. The interest rate on the life insurance policy loans is 0.5% greater than the dividend income rate on the policies. As of March 31, 1998, there was approximately
$16.5 million of cash surrender value in all life insurance policies maintained by the Company, net of borrowings.

  The Company's capital expenditures were $7.3 million in fiscal 1998, $4.4 million in fiscal 1997 and $16.7 million in fiscal 1996. Capital expenditures in fiscal 1996 and 1995 included $6.3 million and $5.7 million, respectively, of expenditures financed through purchase money and industrial revenue bond indebtedness. During fiscal 1998, capital expenditures were primarily for routine replacement of machinery and equipment and for computer hardware and software. For fiscal 1999, the Company has planned approximately $15.3 million of capital expenditures (including $4.3 million deemed carryover from the fiscal 1998 budget) to be financed from internally generated funds. Approximately $8.1 million is for routine replacement of machinery and equipment and facility improvements and expansions, $5.3 million is for the purchase of a leased facility, and $1.9 million is for further additions to the Company's management information systems.

  During fiscal 1998, the Company redeemed $11.5 million of its capital stock from retiring and terminated employees, as required by the terms of the Company's ESOP and Holding's Stockholders Agreement. The Company expects that such redemptions for fiscal 1999 will be comparable, although the timing of such expenditures is not within the control of the Company and there can be no assurance in this regard.

  The cash required to complete the 1997 restructuring, including the redemption of stock from terminated employees was financed from proceeds from the sale of domestic facilities and foreign operations, as discussed above, and from internal cash flows.

  The dividend payment to Holding of $45.4 million to effect the Holding Prepayment (see "--Refinancing Transactions"), resulted in tax losses reported by Holding in the amount of approximately $27.2 million. Such tax losses are available to offset consolidated federal taxable income of Holding and the Company and will reduce cash taxes payable by the Company under the Tax Allocation Agreement between Holding and the Company (see Note 7 to Consolidated Financial Statements).

  Working capital and cash flows of the Company over the past three fiscal years are summarized below:

                                                         FISCAL YEAR
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
   SELECTED DATA:
   Working capital............................... $156,500  $170,988  $166,587
   Net cash provided by (used in) operating
    activities...................................   34,507    (5,504)   67,058
   Net cash provided by (used in) investing
    activities...................................    9,294      (680)  (16,105)
   Net cash provided by (used in) financing
    activities...................................  (44,515)    4,838   (38,745)

  The Company's working capital decreased $14.5 million to $156.5 million at March 31, 1998 versus $171.0 million at March 31, 1997, primarily as the result of the sale of foreign operations in the U.K. and Mexico and higher accounts payable and accrued liabilities, including deferred taxes. Inventories increased $6.4 million and accounts receivable decreased $8.2 million when compared to fiscal 1997 amounts. The Company's average accounts receivable days outstanding were 36.1 days in fiscal 1998, 39.1 days in fiscal 1997 and 40.8 days in fiscal 1996.

  Net cash provided by operations increased $40.0 million in fiscal 1998 compared to fiscal 1997 primarily due to the significant improvement in earnings and lower accounts receivable. The impact of higher inventories on operating cash flow in fiscal 1998 was offset by higher accounts payable and accrued liabilities.

  Net cash provided by investing activities increased $10.0 million in 1998 compared to 1997 primarily as a result of higher proceeds from fixed asset dispositions, including excess facilities in Hartford, Connecticut; Birmingham, Alabama; Grand Prairie, Texas; Detroit, Michigan and Kansas City, Missouri, and proceeds received from the sale of foreign subsidiaries in the U.K. and Mexico (see Note 4 to Consolidated Financial Statements), offset by higher capital expenditures.

  Net cash used in financing activities increased $49.4 million in 1998 compared to 1997 primarily as a result of reducing the outstanding balance under the Revolving Credit Facility and payment of debt issue costs in connection with the issuance of the 9 1/2% Senior Notes, the Term Loan, and the replacement of the Revolving Credit Facility (see Note 6 to Consolidated Financial Statements). Dividends paid to Holding for the repurchase of Holding's capital stock from departing stockholders was $11.5 million in fiscal 1998 compared to $5.6 million in fiscal 1997. In addition, proceeds from the Refinancing Transactions were used to redeem the 10 3/4% Notes, prepay purchase money indebtedness and pay a dividend to Holding to effect the Holding Prepayment. See "--Refinancing Transactions."

  The Company believes its sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes prior to their respective maturities. However, the Company anticipates that it will be necessary to replace the Revolving Credit Facility on or prior to its maturity in 2003 and to refinance all or a portion of the Term Loan on or prior to its maturity in 2004 and the 9 1/2% Senior Notes on or prior to their maturity in March 2005, although there can be no assurance on what terms, if any, the Company would be able to obtain such refinancing or additional financing. The Company's ability to make interest payments on the Revolving Credit Facility and the 9 1/2% Senior Notes and principal and interest payments on the Term Loan will be dependent on maintaining the level of performance reflected in the fiscal 1998 results, which will be dependent on a number of factors, many of which are beyond its control, and the continued availability of revolving credit borrowings.

ENVIRONMENTAL CONTINGENCIES

  The Company is currently involved with remediation and/or investigation activities at several former facilities where soil and/or groundwater contamination is present. As of March 31, 1998, reserves totaling

$2.3 million have been established to cover those future environmental costs that are known or can be reasonably estimated. See Note 9 to the Company's Consolidated Financial Statements included elsewhere herein for a more detailed discussion of specific environmental contingencies.

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

FOREIGN EXCHANGE EXPOSURE

  The functional currency for the Company's foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholder's equity. The Company does not hedge its exposure to foreign currency fluctuations. Net foreign currency transaction gains or losses have not been material in any of the years presented. See "Item 1. Business--Foreign Operations." However, the 1995 devaluation of the Mexican peso and ongoing instability of the peso and the Mexican economy had a negative impact on the Company's operations.

  In March 1997, the Company approved a restructuring plan that included selling its foreign operations in the United Kingdom and Mexico. As a result of this decision, the cumulative foreign currency translation losses for these operations were recognized as part of the estimated loss on sale of these operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

YEAR 2000 COMPLIANCE

  The Company believes that its management information systems are substantially in compliance with Year 2000 standards and such standards are not expected to materially impact the Company's internal operations. However, Year 2000 considerations may have an effect on some of the Company's customers and suppliers, and thus indirectly affect the Company. The Company is assessing the effect, if any, on certain of its customers and suppliers by conducting Year 2000 compliance surveys. It is not possible to quantify the effect that customer, supplier or governmental authorities' problems with Year 2000 might have on the Company, but the Company has not been advised of any problems of its customers, suppliers or governmental authorities that it believes will have a material adverse effect on the Company's business.

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

  Prior to January 1, 1998, non-officer directors of the Company, other than Messrs. Schuchert and Nickell, were paid an annual retainer of $25,000 plus $1,000 for each board meeting attended. Effective January 1, 1998, each of such non-officer directors (Messrs. Marquard, Rutledge and Ligon) was granted options to purchase 10,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant. Such options will vest in four equal increments at the end of each calendar quarter of 1998. Effective April 1, 1997 and April 1, 1998, in consideration for his service as a director, Chairman of the Executive Committee and Chairman of the Board, Mr. Roderick was granted options to purchase 20,000 shares of Holding Common Stock, in each case at their fair market value as established by the most recent appraisal available at the date of the grant. Such options are fully vested. The Company expects to continue the practice of paying director's fees with grants of stock options.

  In addition, all non-officer directors are reimbursed for all approved out-of-pocket expenses related to meetings attended. The Company's directors receive no additional compensation for their services as directors of Holding. Officers of the Company and Holding who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of the Company and Holding.

  There are no family relationships among directors and executive officers of the Company and Holding. For information regarding the stock ownership of Holding by the Company's and Holding's directors and executive officers, see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

   NAME                     AGE                   POSITION
   ----                     ---                   --------
   Earle M. Jorgensen...... 99  Chairman Emeritus and Director
   David M. Roderick....... 74  Chairman of the Board and Chairman of the
                                 Executive Committee and Director
   Maurice S. Nelson, Jr. . 60  President, Chief Executive Officer and Chief
                                 Operating Officer and Director
   Charles P. Gallopo...... 56  Vice President, Chief Financial Officer and
                                 Secretary
   Frank D. Travetto....... 45  Vice President Merchandising
   Kenneth L. Henry........ 51  Vice President Central Region
   James D. Hoffman........ 39  Vice President Eastern Region
   R. Neil McCaffery....... 48  Vice President Western Region
   Mark R. McWhirter....... 38  Vice President and Chief Information Officer
   Joseph S. Schuchert..... 69  Director
   Neven C. Hulsey......... 63  Director
   Charles K. Ligon........ 60  Director
   William A. Marquard..... 78  Director
   Frank T. Nickell........ 50  Director
   John Rutledge........... 49  Director

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

  David M. Roderick. Mr. Roderick became Chairman of the Board of the Company and Holding on January 21, 1998. Mr. Roderick has also served as Chairman of the Executive Committee of the Company and Holding since February 1, 1997. Before that, Mr. Roderick was Chairman of the Board of the Company and Holding from April 1994. Mr. Roderick has been a director of the Company and Holding since January 1994. Mr. Roderick also serves as director of American Standard Companies Inc., Baron Enterprises and Kelso & Companies, Inc. Previously, Mr. Roderick served as Director, Chairman, and Chief Executive Officer of the USX Corporation. Mr. Roderick joined USX in 1959, was Chairman of USX Finance Committee and a Director from 1973 to 1975, was President and Director from 1975 until 1979 and was Chief Executive Officer and Chairman from 1979 to 1989.

  Maurice S. Nelson, Jr. Mr. Nelson was elected President, Chief Executive Officer and Chief Operating Officer and a director of the Company and Holding effective February 1, 1997. Before that, Mr. Nelson served as President, Chief Executive Officer and Chief Operating Officer of Inland Steel Company from 1992 until April 1996. Before that, Mr. Nelson was the President of the Aerospace and Commercial division of the Aluminum Company of America (Alcoa) from 1987 to 1992.

  Charles P. Gallopo. Mr. Gallopo has been Secretary of the Company and Holding since July 1997 and Vice President and Chief Financial Officer of the Company and Holding since December 1993. Before that, Mr. Gallopo was Chief Financial Officer of Severin Montres, Ltd. since July 1989. Severin Montres, Ltd., owned by Gucci Group N.V., is a manufacturer and distributor of Gucci watches.

  Frank D. Travetto. Mr. Travetto has been the Company's Vice President Merchandising since March 1997. Before that, Mr. Travetto was the Company's Vice President Western Region since 1996, the Company's Vice President Eastern Region from 1992 to 1996, and the Company's Division President, Canadian Operations from 1990 to 1992.

  Kenneth L. Henry. Mr. Henry has been the Company's Vice President Central Region since October 1995. Since January 1998, Mr. Henry has also been responsible for operations of the Company's Chicago facility. Before that, Mr. Henry was the Company's Vice President Southern Region since 1994, and Vice President of the Kilsby-Roberts Division of EMJ from April 1992 to 1994.

  James D. Hoffman. Mr. Hoffman has been the Company's Vice President Eastern Region since July 1996. Before that, Mr. Hoffman was District Manager for the Company's Cleveland and Buffalo operations since June 1992.

  R. Neil McCaffery. Mr. McCaffery has been the Company's Vice President Western Region since March 1997. Before that, Mr. McCaffery was the Company's Vice President Southern Region since April 1996, and was District Manager for the Company's Los Angeles operations from 1991 to 1996.

  Mark R. McWhirter. Mr. McWhirter has been Vice President and Chief Information Officer of the Company since February 1995. Before that, Mr. McWhirter was an Account Manager at Electronic Data Systems since March 1988.

  Joseph S. Schuchert. Mr. Schuchert has been Chairman and a director of Kelso & Companies, Inc. since March 1989 and was Chief Executive Officer from March 1989 to August 1997. Kelso & Companies, Inc. is the general partner of Kelso, a Delaware limited partnership. Before the formation of Kelso & Companies, Inc. in 1989, Mr. Schuchert was Managing General Partner of Kelso. Mr. Schuchert is a director of American Standard

Companies Inc. and Kelso Insurance Services, Inc. Mr. Schuchert has been a director of the Company since March 1990, and a director of Holding since May 1990.

  Neven C. Hulsey. Mr. Hulsey has been a director of the Company since March 1990 and Holding since May 1990. He served as Chairman of the Board of the Company and Holding from February 1, 1997 until January 21, 1998. Before that, Mr. Hulsey was President and Chief Executive Officer of the Company from April 1990, and of Holding from May 1990. Mr. Hulsey was Chairman of the Board, Director, President and Chief Executive Officer of Kilsby from 1984 until May 1990. Mr. Hulsey has been a director of the Company from March 1990, and a director of Holding from May 1990. Mr. Hulsey also serves as a director of International House of Pancakes, Inc. and Webco Industries Inc.

  Charles K. Ligon. Mr. Ligon has been a director of the Company since November 1997. From 1992 through 1996, Mr. Ligon was a partner of Lundquist Advisory, an investment advisory firm. Mr. Ligon has worked for Aluminum Company of America (Alcoa) from 1959 to 1991 in many capacities, including LBO Manager and Vice President of Alcoa Separations Technology, Group Vice President of the Materials Science Group, and Vice President of Corporate Planning and Development. Mr. Ligon also served as a director of FX Energy from 1992 through 1994 and KMS Industries from 1987 through 1992.

  William A. Marquard. Mr. Marquard has been a director of the Company since March 1990, and a director of Holding since May 1990. Mr. Marquard also serves as a director and Chairman of the Board of Arkansas Best Corporation and Mosler, Inc., and as a director of Kelso & Companies, Inc., Treadco, Inc. and EarthShell Container Corporation.

  Frank T. Nickell. Mr. Nickell has served as director of the Company and Holding since August 1993. He has been President and a director of Kelso & Companies, Inc. since March 1989 and Chief Executive Officer of Kelso & Companies, Inc. since September 1997. Kelso & Companies, Inc. is the general partner of Kelso, a Delaware limited partnership. Before the formation of Kelso & Companies, Inc., from 1984 to 1989, Mr. Nickell was a general partner of Kelso. He is also a director of Charter Communications Long Beach, Inc., CCA Holdings Corp., CCT Holdings Corporation, Peebles Inc., Kelso Insurance Services, Inc., and The Bear Stearns Companies.

  John Rutledge. Dr. Rutledge has been a director of the Company and Holding since June 1992. Dr. Rutledge is the founder of Rutledge & Company, Inc., a merchant banking firm, and has been Chairman since January 1991. He is the founder of Claremont Economics Institute, and has been Chairman since January 1979. Dr. Rutledge is also a director of Amerindo Investment Advisers, Inc., Lazard Freres Funds, Fluidrive Inc., United Refrigerated Services, Inc., Adobe Air Inc. and CST Office Products, and is a consultant to Kelso and StairMaster Sports/Medical Products, Inc.

STOCKHOLDERS' AGREEMENT

  The Company's By-laws provide for one to ten directors. The Board of Directors of the Company currently consists of nine directors. Certain of Holding's shareholders have agreed, pursuant to the Stockholders' Agreement, dated as of September 14, 1990, as amended (the "Stockholders' Agreement"), that two directors shall be designated by the Management Stockholders (as defined in the Stockholders' Agreement), so long as they are reasonably acceptable to Kelso, and that at least five directors shall be designated by Kelso. Messrs. Nelson and Hulsey are the directors designated by the Management Stockholders and the remaining directors were designated by Kelso. Mr. Ligon was elected as a director by the holders of Series A Preferred Stock of Holding pursuant to the terms of the Series A Preferred Stock. The Stockholders' Agreement also provides that in the event of termination of employment, under certain circumstances, each Management Stockholder is entitled to sell, and Holding can require such a Management Stockholder to sell, their shares of Holding Common Stock to Holding at their appraised Fair Market Value (as defined therein). The Board of Directors of the Company has approved an extension of the term of the Stockholders' Agreement to March 24, 2008.

ITEM 11. EXECUTIVE COMPENSATION

  Set forth below is information concerning the compensation levels for the executive officers of Holding and the Company serving as of March 31, 1998. Officers of the Company receive no additional compensation for their services as officers of Holding.

  Cash Compensation. The following table sets forth compensation for the three fiscal years ended March 31, 1998 for the Chief Executive Officer and the four most highly compensated executive officers of the Company as of March 31, 1998.

                         SUMMARY OF COMPENSATION TABLE

                                                    LONG-TERM
                                                   COMPENSATION
                           ANNUAL COMPENSATION        AWARDS
                          ---------------------- ----------------
                                                    SECURITIES
                                                 UNDERLYING STOCK
   NAME AND PRINCIPAL                              OPTIONS/SAR       ALL OTHER
        POSITION          YEAR  SALARY  BONUS(1)      (#)(2)      COMPENSATION(3)
   ------------------     ---- -------- -------- ---------------- ---------------
Maurice S. Nelson, Jr. .  1998 $550,020 $591,111                     $ 64,924
 President, Chief
  Executive Officer and   1997   91,670      --     1,320,000         150,000
 Chief Operating
  Officer(4)
Charles P. Gallopo......  1998  209,701  276,663                       37,136
 Vice President, Chief
  Financial Officer       1997  196,470   84,714                       23,928
 and Secretary            1996  195,023   12,102                       32,397
Frank D. Travetto.......  1998  193,480  183,997       25,000          23,856
 Vice President,
  Merchandising           1997  162,008      --                        12,488
                          1996  156,945   63,965                       41,947
Kenneth L. Henry........  1998  161,561  150,050       25,000          60,973
 Vice President, Central
  Region                  1997  135,627      --                        13,359
                          1996  135,448   66,010                       16,177
R. Neil McCaffery.......  1998  154,447  146,859       25,000          14,989
 Vice President, Western
  Region                  1997  131,336   17,009                        7,580
                          1996   95,152  122,674                        7,720

--------
(1) Amounts reflect cash compensation earned by executive officers in each of the fiscal years presented, including amounts received after fiscal year end, or deferred at the election of those officers. Bonus amounts include
    (i) a cash bonus payable pursuant to the Company's Management Incentive Compensation Plan, which became effective April 1, 1997, and (ii) a cash bonus payable each year to all management investors pursuant to the Company's Management Stock Bonus Plan (or, in the case of Mr. Gallopo, an equivalent policy) in proportion to their ownership of Holding Common Stock. The following bonuses were paid to Messrs. Nelson, Gallopo, Travetto, Henry and McCaffery under the Company's Management Incentive Compensation Plan (a) in fiscal 1998: $591,111, $228,255, $183,997,
    $150,050 and $146,859, respectively, (b) in fiscal 1997: none, and (c) in fiscal 1996: none. The following bonuses were paid to Messrs. Gallopo, Travetto, Henry and McCaffery under the Company's Management Stock Bonus Plan (a) in fiscal 1998: none, except Mr. Gallopo ($48,408), (b) in fiscal 1997: none, except Mr. Gallopo ($84,714), and (c) in fiscal 1996: $12,102,
    $3,000, $4,750 and $1,250, respectively. Prior to fiscal 1998, Messrs. Travetto, Henry and McCaffery were participating under a predecessor incentive plan based on the operating performance of their respective regions. The following amounts were paid under this plan to Messrs. Travetto, Henry and McCaffery, respectively (a) in fiscal 1997: none, except for Mr. McCaffery ($17,009), and (b) in fiscal 1996: $60,965, $61,260 and $121,424.

(2) Holding has granted Mr. Nelson and certain other executive officers options to purchase shares of Holding Common Stock at their fair market value on the date of grant. Mr. Nelson's options have an exercise price of $5.41 per share; options granted to Messrs. Henry, Travetto and McCaffery have an exercise price of $3.34 per share. See "Holding Stock Option Plan" and "Stock Option Grants Table" below for further information.

(3) Amounts shown include allocations to the accounts of each of the named officers of contributions made by the Company to the ESOP and to the Company's 401(a)(17) Supplemental Contribution Plan ("401(a)(17) Plan") and of premiums paid by the Company for long-term disability and life insurance policies. The following allocations were made in fiscal 1998 to Messrs. Nelson, Gallopo, Travetto, Henry and McCaffery, respectively: (i) ESOP--$8,000, $8,000, $8,000, $7,875 and $7,575; (ii) 401(a)(17) Plan--
    49,057, $13,806, $10,710, $7,376 and $6,918; (iii) long term disability--
    $7,285, $6,133, $3,745, $5,908 and none; and (iv) life insurance--$582,
    $9,197, $1,401, $1,362 and $496. In fiscal 1997, the following allocations were made to Messrs. Nelson, Gallopo, Travetto, Henry and McCaffery, respectively: (i) ESOP--none, $7,500, $7,500, $6,600 and $7,270; (ii)
    401(a)(17) Plan--none, $2,214, $540, none and none; (iii) long term disability--none, $6,207, $3,573, $5,908 and none; and (iv) life insurance--none, $8,007, $875, $851 and $310. In fiscal 1996, the following allocations were made to Messrs. Gallopo, Travetto, Henry and McCaffery, respectively: (i) ESOP--$7,500 each; (ii) 401(a)(17) Plan-- $9,996, $3,238, $2,163 and none; (iii) long term disability--$6,351,
    $3,410, $5,908 and none; and (iv) life insurance--$8,550, $623, $606 and
    $220. The amounts in respect of life insurance represent the estimated value of the premiums paid by the Company on certain disability and life insurance policies in respect of each executive. Some of the policies are managed on a split-dollar basis and the Company will receive the premiums it has paid from the proceeds of such insurance. In such cases the amount of the other compensation attributed to the executive was calculated by treating the premiums paid by the Company as a demand loan, and the amount of compensation is equal to the imputed interest expense on the cumulative outstanding premiums paid by the Company, assuming an interest rate equal to the short-term federal funds rate, from time to time. Amounts shown also include relocation payments of $38,452 to Mr. Henry in fiscal 1998 and $27,176 to Mr. Travetto in fiscal 1996 and a discretionary payment to Mr. Nelson of $150,000 in fiscal 1997.

(4) Mr. Nelson joined the Company on February 1, 1997 and his compensation in fiscal 1997 represents actual compensation for a period of two months.

HOLDING STOCK OPTION PLAN

  Holding has adopted the Earle M. Jorgensen Holding Company, Inc. Stock Option Plan (the "Stock Option Plan"). The Executive Committee of the Board of Directors is authorized to grant options under the Stock Option Plan. Stock options may be granted at not less than 100% of the fair market value of Holding Common Stock on the date of grant and are generally exercisable for a period not exceeding ten years. Option grants or the vesting of options may be contingent upon such terms and conditions, such as the achievement of performance measures or upon the passage of time, as the Executive Committee determines. The Executive Committee will make grants under the Stock Option Plan to provide executive officers with additional incentives for outstanding individual performance and the opportunity to acquire an ownership stake in the Company, thereby more closely aligning their interests with those of the stockholders.

  The Executive Committee has the right, if the holders of options agree, to grant replacement options which may contain terms more favorable than the options they replace, such as a lower exercise price, and cancel the replaced options.

  The aggregate number of shares of Holding Common Stock available for grants or subject to outstanding options, and the respective prices and/or vesting criteria applicable to outstanding options will be proportionately adjusted to reflect any stock dividend on the Holding Common Stock, or any recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase the Holding Common Stock at a price substantially below its fair market value. To the extent deemed appropriate by the Executive Committee, subject to any required action by the stockholders, in any merger, consolidation, reorganization, liquidation, dissolution, or other similar transaction, any option granted under the Stock Option Plan shall pertain to the securities and any other property to which a holder of the number of shares of Common Stock covered by the option would have been entitled to receive in connection with such event.

  Upon a Change of Control of Holding, with certain exceptions, all outstanding stock options (whether or not then fully exercisable or vested) will be cashed out at specified prices as of the date of the Change of Control, except that any stock options outstanding for less than six months will not be cashed out until six months after the applicable date of grant.

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

  The maximum number of shares of Holding Common Stock reserved for issuance under the Stock Option Plan is 1,700,000, subject to adjustment as provided in the Stock Option Plan to reflect certain corporate transactions affecting the number or type of outstanding shares.

STOCK OPTION GRANTS TABLE

  The following table sets forth certain information concerning stock options granted during fiscal 1998 by Holding to the Chief Executive Officer and the next four most highly compensated executive officers of the Company. In addition, there are shown hypothetical gains that could be realized for the respective options, based on assumed rates of annual compound price appreciation of 5% and 10% from the date the options are granted over the ten-year term of the options. The actual gain, if any, realized upon exercise of the options will depend upon the market price of Holding's Common Stock relative to the exercise price of the option at the time the option is exercised. There is no assurance that the amounts reflected in this table will be realized.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                        POTENTIAL
                                                                                     REALIZABLE VALUE
                                                                                        AT ASSUMED
                                              INDIVIDUAL GRANTS                      ANNUAL RATES OF
                          ----------------------------------------------------------   STOCK PRICE
                                                   % OF TOTAL                        APPRECIATION FOR
                                NUMBER OF        OPTIONS GRANTED EXERCISE              OPTION TERM
                          SECURITIES UNDERLYING  TO EMPLOYEES IN  PRICE   EXPIRATION ----------------
NAME                      OPTIONS GRANTED (#)(1)   FISCAL YEAR   ($/SH.)     DATE    5% ($)  10% ($)
----                      ---------------------- --------------- -------- ---------- ------- --------
Maurice S. Nelson, Jr. .             --                  0%         N/A         N/A      N/A      N/A
Charles P. Gallopo......             --                  0%         N/A         N/A      N/A      N/A
Kenneth L. Henry........          25,000                20%       $3.34   7/31/2007  $52,513 $133,077
Frank D. Travetto.......          25,000                20%        3.34   7/31/2007   52,513  133,077
R. Neil McCaffery.......          25,000                20%        3.34   7/31/2007   52,513  133,077

--------
(1) Holding has not granted any stock appreciation rights. All the options shown above become exercisable on August 1, 1999. All outstanding stock options shall become fully exercisable and shall be cancelled and exchanged for cash in an amount equal to the excess of the Change in Control Price (as defined in the Stock Option Plan as defined below) over the exercise price, in the event of any transaction or series of transactions, other than a public offering, where a person or a group, excluding Holding, any of its subsidiaries and Kelso and its affiliates, is or becomes the beneficial owner, directly or indirectly, of securities representing 35% or more of the voting power of Holding's then outstanding securities (an "SOP Change of Control"), unless the Executive Committee determines prior to the occurrence of such SOP

   Change of Control that such options shall be honored, or assumed or new rights (having substantially equivalent or better rights, terms and conditions and economic value) substituted therefor.

THE ESOP

  The Company maintains an employee stock ownership plan (the "ESOP") in respect of the Company's nonunion employees who meet certain service requirements. The Company's annual contributions to the ESOP are a percentage (5% plus additional amounts up to an aggregate maximum contribution of 10% pursuant to a program established by the Board of Directors for fiscal 1999 and 2000 rewarding the achievement of Company performance objectives) of total cash compensation (as defined in the ESOP) and may be made by the Company in cash or by Holding in shares of Holding capital stock. Participants become 20% vested in their account balances after one year of continuous service. Participants vest an additional 20% for each year of service thereafter and become fully vested upon completion of five years of service, retirement, disability or death. Following the occurrence of a participant's termination of service (as defined in the ESOP), retirement, disability, or death, the ESOP is required to either distribute the vested balance in stock or cash. If stock is distributed, it is accompanied by a put option to Holding under terms defined in the ESOP. At March 31, 1998, shares of Holding's Series A and Series B Preferred Stock and Holding Common Stock owned by the ESOP totaled 83,903, 24,946, 3,833,577 shares, respectively. Contributions payable to the ESOP totaled $2,788,000, $3,102,000 and $3,401,000 as of March 31, 1998, 1997
and 1996, respectively. Contributions for fiscal years 1994 through 1997 were made by Holding in the form of Holding Common Stock. The contribution for fiscal 1998 will also be in the form of Holding Common Stock.

  Although Holding has not expressed any intent to terminate the ESOP, it has the right to terminate or amend the provisions of the ESOP at any time. In the event of any termination, participants become fully vested to the extent of the balances in their separate accounts and receive put options with respect to Holding stock allocated to their accounts.

  In 1984, 1985 and 1986, K-R purchased life insurance policies to provide, among other things, a separate source for funds to repurchase capital stock, including capital stock distributed by the ESOP, from departing employees. Certain of these policies allow the Company to borrow against the cash surrender value of such policies. As of March 31, 1998, the Company has borrowed $88.9 million against the cash surrender value of such policies to fund renewal premiums, accrued interest on previous borrowings and working capital needs. The net cash surrender value available for future borrowings was approximately $5.5 million as of March 31, 1998. Other resources of the Company, such as the Revolving Credit Facility, are available, subject to certain limitations, to satisfy stock repurchase obligations as they arise. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

  The Internal Revenue Service (the "IRS") is currently conducting an audit of the ESOP for the fiscal years ended March 31, 1992 through March 31, 1996. A preliminary report was issued to the Company in which the IRS asserted that certain contributions of stock by Holding to the ESOP violated provisions of the Internal Revenue Code. The Company believes that this assertion is incorrect and has responded to the IRS that it disagrees with the conclusions of this preliminary report. The U.S. Department of Labor (the "DOL") is currently conducting an investigation of the same transactions involving the ESOP and has come to conclusions similar to those reached by the IRS. The Company believes that the DOL's assertions are also incorrect and has responded accordingly to the DOL. The DOL investigation is continuing, but the Company does not have sufficient information to evaluate the effect of the audit or investigation on the Company.

SUPPLEMENTAL ESOP

  In fiscal 1996, the Company adopted a supplemental ESOP contribution plan ("Supplemental ESOP") for contributions not allowed under the ESOP pursuant to limitations of Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended. Participants in the Supplemental Plan include certain highly compensated employees and other employees who are not eligible to participate in the ESOP. Contributions payable, vesting and distributions under the Supplemental Plan are comparable with those under the ESOP. Contributions under the Supplemental Plan are made in cash and are held in an irrevocable trust. Contributions payable totaled $119,000, $30,000 and $93,000 as of March 31, 1998, 1997 and 1996, respectively.

MANAGEMENT INCENTIVE COMPENSATION PLAN

  Effective April 1, 1997, the Company adopted a new Management Incentive Compensation Plan (the "Incentive Plan"). The Incentive Plan provides for payment of cash bonuses to senior executives and other key management employees based on the achievement of certain operating profit and cash flow objectives determined by the Board of Directors or the Executive Committee. Bonuses awarded are determined on a sliding scale based on the percentage of the objectives achieved. No bonus is payable unless at least 80% of the objectives are achieved, and the maximum bonus payable is 150% of base compensation. In addition, the Company's Chief Executive Officer may award bonuses from a discretionary pool for exemplary service. The Board of Directors ratified bonuses pursuant to the Incentive Plan aggregating
$6.9 million in fiscal 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  David M. Roderick, Frank T. Nickell and Maurice S. Nelson, Jr. are members of the Executive Committee, which succeeded the functions of the Management and Compensation Committee of Holding and the Company on January 30, 1997.

  Kelso affiliates beneficially own shares of the capital stock of Holding as described under "Item 12. Security Ownership of Certain Beneficial Owners and Management." Mr. Nickell and Mr. Schuchert are stockholders of Kelso and general partners of Kelso Partners I, L.P. ("KP I"), Kelso Partners III, L.P. ("KP III"), and Kelso Partners IV, L.P. ("KP IV"). KP I, KP III and KP IV are the general partners of Kelso Investment Associates, Limited Partnership ("KIA I"), KIA III-Earle M. Jorgensen, L.P. ("KIA III-EMJ") and Kelso Investment Associates IV, L.P. ("KIA IV"), respectively. Mr. Nickell and Mr. Schuchert are directors of Holding and the Company and share investment and voting power with respect to shares of the capital stock of Holding held by KIA I, KIA III-EMJ and KIA IV as described under "Item 12. Security Ownership of Certain Beneficial Owners and Management."

  In connection with the Acquisition, the Company agreed to pay Kelso an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. Two general partners of Kelso affiliates serve on the Boards of Directors of the Company and Holding. The agreement for advisory services was amended in September 1997 to provide such services at an annual fee of $625,000 for each of the fiscal years ending March 31, 1998 and 1999. For each of the fiscal years 1998, 1997 and 1996, the Company paid Kelso the annual fee and reimbursed Kelso $62,000, $393,000 and $154,000, respectively, for out-of-pocket expenses.

  Holding has issued to KIA IV two warrants, entitling KIA IV to purchase 2,937,915 shares of Holding Common Stock in the aggregate at a purchase price of $.01 per share.

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

  Effective April 1, 1997 and April 1, 1998, in consideration for his service as a director, Chairman of the Company's Executive Committee and Chairman of the Board, the Company granted Mr. Roderick options to purchase 20,000 shares of Holding Common Stock at a purchase price of $5.41 per share and $3.34 per share, respectively, in each case, the fair market value as established by the most recent appraisal available at the date of grant. Prior to this grant, Mr. Roderick had a three-year incentive compensation agreement with Holding which expired on March 31, 1997. Pursuant to such agreement, Mr. Roderick was granted 50,000 shares of Holding Common Stock, 20,000 of which were vested upon issuance and all or a portion of the remainder were to be vested through fiscal 1997, if Holding achieved certain financial targets. A total of 34,000 shares were vested under the agreement when it expired on March 31, 1997. Pursuant to the agreement, Mr. Roderick received a cash payment in fiscal 1996 totaling $145,309, equal to the federal, state and local income tax liability payable by him by reason of the value of the initial payment of 20,000 unrestricted shares of Holding Common Stock and such cash payment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OF THE COMPANY

  All of the issued and outstanding voting stock of the Company, consisting of 128 shares of common stock, is owned by Holding.

CAPITAL STOCK OF HOLDING

  The following table sets forth information with respect to the beneficial ownership of shares of Holding Common Stock and Series A Preferred Stock as of March 31, 1998, by all stockholders of Holding known to be beneficial owners of more than 5% of any such class, by each director, by each executive officer of the Company named in the Summary Compensation Table and by all directors and executive officers as a group as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of March 31, 1998, 26,213 shares of Series B Preferred Stock of Holding have been issued (and 1,163 shares have been accrued but not declared), of which 24,946 were owned by the ESOP and 1,204 were owned by Holding.

                                                                              PERCENTAGE OF
                                            PERCENTAGE OF       NUMBER OF       SHARES OF
                           NUMBER OF          SHARES OF          SHARES         SERIES A
  NAME AND ADDRESS OF      SHARES OF         COMMON STOCK      OF SERIES A   PREFERRED STOCK
    BENEFICIAL OWNER      COMMON STOCK      OUTSTANDING(a)   PREFERRED STOCK OUTSTANDING(b)
  -------------------     ------------      --------------   --------------- ---------------
Kelso Investment
 Associates, IV,
 L.P.(c)................    9,462,475(d)         59.3%(d)             0            0.0%
KIA III--Earle M.
 Jorgensen, L.P.(c).....    1,704,740            13.1%                0            0.0%
Joseph S. Schuchert(c)..   11,167,215(d)(e)      70.0%(d)(e)     24,519(f)        17.7%(f)
Frank T. Nickell(c).....   11,187,714(d)(e)      70.1%(d)(e)     24,519(f)        17.7%(f)
Michael B. Goldberg(c)..    9,462,475(d)(e)      59.3%(d)(e)          0            0.0%
George E. Matelich(c)...   11,172,215(d)(e)      70.0%(d)(e)     24,519(f)        17.7%(f)
Thomas R. Wall, IV(c)...   11,172,215(d)(e)      70.0%(d)(e)     24,519(f)        17.7%(f)
Frank K. Bynum(c).......   11,167,215(d)(e)      70.0%(d)(e)          0            0.0%
David I. Wahrhaftig(c)..   11,167,215(d)(e)      70.0%(d)(e)          0            0.0%
Earle M. Jorgensen(g)...      200,000             1.5%                0            0.0%
Neven C. Hulsey(g)......      250,000             1.9%           24,519           17.7%
Maurice S. Nelson(g)....            0             0.0%                0            0.0%
Charles P. Gallopo(g)...       50,000             0.4%                0            0.0%
Frank D. Travetto(g)....       12,000             0.1%                0            0.0%
Kenneth L. Henry(g).....       19,000             0.1%              704            0.5%
R. Neil McCaffery(g)....        5,000             0.0%                0            0.0%
David M. Roderick(g)(l).       74,000             0.6%                0            0.0%
John Rutledge(h)(l).....        7,500             0.1%                0            0.0%
William A.
 Marquard(c)(l).........       12,500             0.1%                0            0.0%
Charles K. Ligon(l).....        2,500             0.0%                0            0.0%
Earle M. Jorgensen
 Company Employee Stock
 Ownership Plan(g)......    3,764,056(i)         28.9%(i)        80,338(i)        58.1%(i)
All directors and
 executive officers of
 the Company as a
 group(l)...............      712,999(j)          5.5%(j)        25,223(k)        18.2%(k)

--------
(a) The percentage of shares of Holding Common Stock outstanding for KIA IV, and Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum was calculated assuming the total outstanding shares of Holding Common Stock was 15,955,227, (i) including shares of Holding Common Stock which would be outstanding assuming KIA IV exercised the two Warrants referred to in note (d) below in succession and there had been no other dilution events prior to such exercise, (ii) excluding 47,500 shares subject to stock options referred to in note (l) below, and (iii) excluding the 176,182 shares of Holding Common Stock currently held in the Holding treasury. The percentage of shares of Holding Common Stock outstanding for all other holders was calculated assuming the total outstanding shares of Holding Common Stock was 13,017,312, excluding shares subject to stock options, shares issuable upon the exercise of the Warrants held by KIA IV and the 176,182 shares of Holding Common Stock held in the Holding treasury as of March 31, 1998.

(b) The percentage of shares of Series A Preferred Stock outstanding was calculated assuming the total outstanding shares of Series A Preferred Stock was 138,417, excluding 109,129 shares of Series A Preferred Stock held in the Holding treasury as of March 31, 1998.

(c) The business address for such person(s) is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York, 10022. Kelso & Company is a private investment firm.

(d) Includes 2,937,915 shares of the Holding Common Stock that KIA IV is entitled to purchase pursuant to two Warrants issued to KIA IV. Each Warrant entitles the holder to purchase up to 10% of the Holding Common Stock on a fully-diluted basis at an exercise price of $.01 per share.

(e) Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum may be deemed to share beneficial ownership of shares of Holding Common Stock owned of record by (i) KIA IV and an affiliated entity by virtue of their status as general partners of KP IV, the general partner of KIA IV, and such affiliate, and (ii) except Mr. Goldberg, KIA III-EMJ by virtue of their status as general partners of KP III, the general partner of KIA III-EMJ. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum share investment and voting power with respect to securities owned by the Kelso affiliates of which they are general partners. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum disclaim beneficial ownership of the shares of Holding Common Stock owned by the Kelso affiliates.

(f) Messrs. Schuchert, Nickell, Wall and Matelich may be deemed to share beneficial ownership of shares of Series A Preferred Stock owned of record by KIA I by virtue of their status as general partners of KP I, the general partner of KIA I. Messrs. Schuchert, Nickell, Wall and Matelich disclaim beneficial ownership of the shares of Series A Preferred Stock owned by KIA I.

(g) The business address of such person(s) or entity is 3050 East Birch Street, Brea, California, 92821.

(h) The business address for Dr. Rutledge is One Greenwich Office Park, Greenwich, Connecticut, 06831.

(i) Excludes 69,521 shares of Holding Common Stock and 3,565 shares of Series A Preferred Stock held by the ESOP in directed accounts that may be deemed to be beneficially owned by any of the directors or executive officers or other employees of the Company.

(j) Excludes (i) 11,167,215 shares of Holding Common Stock held by Kelso affiliates that may be deemed to be beneficially owned by Mr. Schuchert and Mr. Nickell, and (ii) shares held by the ESOP, except for shares held in directed accounts that may be deemed to be beneficially owned by any of the directors and executive officers of the Company.

(k) Excludes (i) 24,519 shares of Series A Preferred Stock held by KIA I that may be deemed to be beneficially owned by Mr. Schuchert and Mr. Nickell, and (ii) shares held by the ESOP, except for shares held in directed accounts that may be deemed to be beneficially owned by any of the directors or executive officers of the Company.

(l) Includes shares subject to stock options vested and exercisable as of April 1, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Kelso affiliates beneficially own shares of the capital stock of Holding as described under "Item 12. Security Ownership of Certain Beneficial Owners and Management." Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum are indirect stockholders of Kelso and general partners of KP I (other than Messrs. Goldberg, Bynum and Wahrhaftig), KP III (other than Mr. Goldberg) and KP IV. KP I, KP III and KP IV are the general partners of KIA I, KIA III-EMJ and KIA IV, respectively. Messrs. Schuchert and Nickell are directors of Holding and the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

  The Company, Holding and Kelso and its affiliates entered into certain agreements in connection with the Acquisition. Such agreements and transactions are described under "Item 11. Executive Compensation-- Compensation Committee Interlocks and Insider Participation."

  KIA IV is the holder of two Holding warrants, which are described under "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation."

  Mr. Gallopo has borrowed $403,000 from Holding by issuing two separate notes, one of which is non-recourse, each in the principal amount of $201,500, to Holding in payment for 50,000 shares of Holding Common Stock. The notes mature on March 31, 2001, bear interest at the rate of 6% per annum, and are secured by a pledge of Mr. Gallopo's Holding Common Stock. Mr. Gallopo has also received 16,000 phantom stock units, which vested on November 29, 1997. Each phantom stock unit entitles Mr. Gallopo to receive an amount equal to the difference between the fair market value of a share of Holding Common Stock on the date of redemption and a base price, subject to adjustment, of $9.23.

  Mr. McWhirter has borrowed $92,300 from Holding by issuing two notes, one of which is non-recourse, each in the principal amount of $46,150, to Holding in payment for 10,000 shares of Holding Common Stock. The notes mature on March 31, 2002, bear interest at the rate of 6% per annum and are secured by a pledge of Mr. McWhirter's Holding Common Stock.

  Mr. Hulsey is a general partner of a California partnership, Kilsby-Roberts Group ("KRG"), and has an interest in such partnership of 3.704%. Through December 1996, KRG owned a facility leased to the Company and received approximately $41,000 of rent monthly from the Company during fiscal 1997. The Company believes such rent was a market rent and is not higher than would otherwise be paid if such premises were leased from an independent third party. In January 1997, KRG sold the facility to an independent third party.

  Effective April 1, 1997 and April 1, 1998, in consideration for his service as a director, Chairman of the Company's Executive Committee and Chairman of the Board, the Company granted Mr. Roderick options to purchase 20,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant. Mr. Roderick also had an incentive compensation agreement with Holding which expired on March 31, 1997. These transactions are described under "Item 11. Executive Compensation-- Compensation Committee Interlocks and Insider Participation."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements.

      See "Index to Financial Statements" (page F-1).

  (a)(2) Financial Statement Schedules.

      Schedule II--Valuation and Qualifying Accounts and Reserves

  All other schedules have been omitted because the information is not applicable or is not material or because the information required is set forth in the financial statements or the notes thereto.

  (a)(3) Exhibits.

  See "Index to Exhibits" for listing of those exhibits included in this filing.

 EXHIBIT
 NUMBER                                 DESCRIPTION
 -------                                -----------
  3.1*     Certificate of Incorporation of the Company. Incorporated by
            reference to Exhibit 3.1 of the Company's Registration Statement on
            Form S-1 as filed on January 15, 1993 (Registration No. 33-57134)
            (the "Company's 1993 Registration Statement").
  3.2*     By-laws of the Company. Incorporated by reference to Exhibit 3.2 of the Company's 1993 Registration Statement.
  4.1**    Form of Indenture with respect to the Company's 9 1/2% Senior Notes.
  4.2(a)** Form of Certificate for the Company's 9 1/2% Senior Notes, Series A,
            $100,000,000.
  4.2(b)** Form of Certificate for the Company's 9 1/2% Senior Notes, Series A,
            $4,350,000.
  4.2(c)** Form of Certificate for the Company's 9 1/2% Senior Notes, Series A,
            $650,000.
  4.3**    Purchase Agreement, dated as of March 19, 1998, among the Company,
            Donaldson, Lufkin & Jenrette Securities Corporation and BT Alex.
            Brown Incorporated, for an aggregate of $105,000,000 in principal amount of the Company's 9 1/2% Senior Notes due 2005.
  4.4**    Registration Rights Agreement, dated as of March 24, 1998, among the
            Company, Donaldson, Lufkin & Jenrette Securities Corporation and BT
            Alex. Brown Incorporated.
  4.5**    Amended and Restated Credit Agreement dated as of March 3, 1993, amended and restated as of March 24, 1998, among the Company,
            Holding, Various Financial Institutions, and BT Commercial
            Corporation, as Agent (the "Agent").
  4.6**    Term Loan Agreement ("Term Loan Agreement"), dated as of March 24,
            1998 among the Company, Various Financial Institutions, as the
            Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for
            the Lenders, Bankers Trust Company, as the Documentation Agent for
            the Lenders and Fleet National Bank, as the Administrative Agent
            ("Administrative Agent") for the Lenders.
  4.7*     Form of Restructuring Agreement among Holding, the Company and KIA
            IV. Incorporated by reference to Exhibit 4.25 of Amendment No. 3 to the Company's 1993 Registration Statement ("Amendment No. 3").
  4.8**    Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of March 24, 1998.
  4.9*     Form of Security Agreement between the Company and BT Commercial
            Corporation, as Collateral Agent, Incorporated by Reference to
            Exhibit 4.27 of Amendment No. 3.
  4.10**   Form of Acknowledgement, Consent and Amendment, dated as of March
            24, 1998, between the Company and the Agent.
  4.11**   Form of Security Agreement, dated as of March 24, 1998 by the
            Company, in favor of the Administrative Agent.
  4.12**   Form of Mortgage, dated as of March 24, 1998, made by the Company in favor of the Administrative Agent.
  4.13**   Intercreditor Agreement, dated as of March 24, 1998, by and among
            Fleet National Bank, as the Administrative Agent, and BT Commercial
            Corporation, as Agent.
 10.1*     Stockholders Agreement, amended and restated as of September 14,
            1990, among Holding, KIA III-EMJ, KIA IV, Kelso Equity Partners II,
            L.P. and the Management Stockholders and Other Investors named therein. Incorporated by reference to Exhibit 4.1 of Holding's
            Post-Effective Amendment No. 1 to the Form S-1 Registration
            Statement as filed with the Commission on October 12, 1990
            (Registration No. 33-35022) ("Holding's Post-Effective Amendment
            No. 1 to the 1990 Form S-1").

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.2*   Amendment to the Stockholders Agreement, dated as of January 20, 1992.
          Incorporated by reference to Exhibit 10.2 of the Company's 1993
          Registration Statement.
 10.3*   Management Stockholders Bonus Plan. Incorporated by reference to
          Exhibit 4.7 of Holding's Post-Effective Amendment No. 1 to the 1990
          Form S-1.
 10.4*   Services Agreement, between Acquisition and Kelso, dated March 19,
          1990. Incorporated by reference to Exhibit 10.2 of Holding's
          Registration Statement on Form S-1 as filed May 30, 1990 with the
          Commission (Registration No. 33-35022) ("Holding's 1990 Registration
          Statement").
 10.5*   Trust Agreement applicable to the EMJ Employee Stock Ownership and
          Capital Accumulation Plan, dated as of May 25, 1984, by and between
          Crocker National Bank ("Crocker"), as Trustee, and EMJ. Incorporated
          by referenced to Exhibit 4.1 to Form 8 (Amendment No. 1 to EMJ's
          Annual Report on Form 10-K, Registration No. L-7537, for the fiscal year ended December 31, 1984)
          (the "Form 8").
 10.6*   Amendment 1985-I to the EMJ Employee Stock Ownership and Capital
          Accumulation Plan effective as of January 1985. Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to EMJ's
          Registration Statement on Form S-8, Registration No. 2-87991, filed
          August 21, 1985.
 10.7*   Amendment 1986-I to the EMJ Employee Stock Ownership and Capital
          Accumulation Plan and Plan Trust Agreement executed December 1986 between EMJ and Wells Fargo Bank, N.A., as Trustee (formerly
          Crocker). Incorporated by reference to Exhibit 4.2 to the Form 8.
 10.8*   Amendment 1988-I to the EMJ Employee Stock Ownership and Capital
          Accumulation Plan executed February 29, 1988. Incorporated by reference to Exhibit (10)d to EMJ's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1987.
 10.9*   Amendment 1988-II to the EMJ Employee Stock Ownership and Capital
          Accumulation Plan executed June 22, 1988. Incorporated by reference to Exhibit 8 to EMJ's Schedule 14D-9 filed on February 5, 1990
          ("EMJ's 1990 Schedule 14D-9").
 10.10*  Amendment 1989-I to the EMJ Employee Stock Ownership and Capital
          Accumulation Plan executed March 20, 1989. Incorporated by reference to Exhibit 8 to EMJ's 1990 Schedule 14D-9.
 10.11*  EMJ Supplemental Benefit Plan 1989 Amendment in Toto. Incorporated by
          reference to Exhibit (10)p to EMJ's 1989 Form 10-K.
 10.12*  Amendment 1989-II to the EMJ Employee Stock Ownership and Capital
          Accumulation Plan executed December 29, 1989. Incorporated by reference to Exhibit (10)q to EMJ's 1989 Form 10-K.
 10.13*  Amendment 1990-I to the EMJ Employee Stock Ownership and Capital
          Accumulation Plan Trust Agreement executed March 19, 1990.
          Incorporated by reference to Exhibit (10)r to EMJ's Annual Report on
          Form 10-K for fiscal year ended December 31, 1989.
 10.14*  C. A. Roberts Pension Plan, amended and restated as of January 1,
          1986, with amendments thereto. Incorporated by reference to Exhibit
          10.22 of Holding's 1990 Registration Statement.
 10.15*  Kilsby Executive Life Insurance Plan. Incorporated by reference to
          Exhibit 10.25 of Holding's 1990 Registration Statement.
 10.16*  Kilsby Executive Long-Term Disability Plan. Incorporated by reference to Exhibit 10.26 of Holding's 1990 Registration Statement.
 10.17*  Holding's ESOP. Incorporated by reference to Exhibit 10.31 of
          Holding's Annual Report on Form 10-K for the year ended March 31,
          1991 (Registration No. 33-35022) ("Holding's Form 10-K").
 10.18*  Amendment No. 1 to Holding's ESOP, dated October 21, 1991.
          Incorporated by reference to Exhibit 10.24 of the Company's 1993
          Registration Statement.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.19*  Amendment No. 2 to Holding's ESOP, dated October 21, 1991.
          Incorporated by reference to Exhibit 10.25 of the Company's 1993
          Registration Statement.
 10.20*  Amendment No. 3 to Holding's ESOP, dated February 18, 1992.
          Incorporated by reference to Exhibit 10.26 of the Company's 1993
          Registration Statement.
 10.21*  Amendment No. 4 to Holding's ESOP, dated January 25, 1993.
          Incorporated by reference to Exhibit No. 10.21 to Holding's
          Registration Statement on Form S-1 as filed October 19, 1994 with the
          Commission (Registration No. 33-85364) ("Holding's 1994 Registration
          Statement").
 10.22*  Amendment No. 5 to Holding's ESOP, dated January 25, 1993.
          Incorporated by reference to Exhibit No. 10.22 to Holding's 1994
          Registration Statement.
 10.23*  Amendment No. 6 to Holding's ESOP, dated January 25, 1993.
          Incorporated by reference to Exhibit No. 10.23 to Holding's 1994
          Registration Statement.
 10.24*  Amendment No. 7 to Holding's ESOP, dated January 25, 1993.
          Incorporated by reference to Exhibit No. 10.24 to Holding's 1994
          Registration Statement.
 10.25*  Amendment No. 8 to Holding's ESOP, dated July 27, 1993. Incorporated by reference to Exhibit No. 10.25 to Holding's 1994 Registration
          Statement.
 10.26*  Amendment No. 9 to Holding's ESOP, dated October 7, 1994. Incorporated by reference to Exhibit No. 10.26 to Holding's 1994 Registration
          Statement.
 10.27*  Holding's ESOP Trust Agreement. Incorporated by reference to Exhibit
          10.32 of Holding's Form 10-K.
 10.28*  Jorgensen Compensation Policy, dated as of April 1, 1991, including description of Return on Net Operating Assets Incentive Plan.
          Incorporated by reference to Exhibit 10.34 of Holding's 1991 Form 10-
          K.
 10.29*  Lease and Agreement, dated as of August 1, 1991, between Advantage
          Corporate Income Fund L.P. and the Company, relating to the sale and lease-back of K-R's Kansas City, Missouri property. Incorporated by reference to Exhibit 10.30 of the Company's 1993 Registration
          Statement.
 10.30*  Lease and Agreement, dated as of September 1, 1991, between Advantage
          Corporate Income Fund L.P. and the Company, relating to the sale and lease-back of the Cincinnati, Ohio property. Incorporated by reference to Exhibit 10.31 of the Company's 1993 Registration
          Statement.
 10.31*  Industrial Building Lease, dated as of October 16, 1991, between Ira
          Houston Jones and Helen Mansfield Jones, Roderick M. Jones and
          Cherilyn Jones, Roger G. Jones and Norma Jean Jones, Robert M. Jones
          and Olga F. Jones and the Company, relating to the sale and lease-
          back of the Alameda Street property in Lynwood, California.
          Incorporated by reference to Exhibit 10.32 of the Company's 1993
          Registration Statement.
 10.32*  Stock Purchase Agreement, dated as of January 21, 1992, between
          McJunkin Corporation and the Company, relating to the sale of the
          Company's Republic Supply division. Incorporated by reference to
          Exhibit 10.33 of the Company's 1993 Registration Statement.
 10.33*  Contract of Sale, dated as of January 21, 1992, between the Company and Hansford Associates Limited Partnership, relating to the sale of the warehouse properties and the sale of the Company's Republic
          Supply division. Incorporated by reference to Exhibit 10.34 of the
          Company's 1993 Registration Statement.
 10.34*  Stock Purchase Agreement, dated as of June 30, 1992, among Forge
          Acquisition Corporation, The Jorgensen Forge Corporation and the
          Company, relating to the sale of the Company's Forge division.
          Incorporated by reference to Exhibit 10.35 of the Company's 1993
          Registration Statement.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.35*  Industrial Real Estate Lease, dated June 25, 1992, between Paul
          Nadzikewycz and the Company, relating to the sale and lease-back of
          JSA's Denver, Colorado property. Incorporated by reference to Exhibit
          10.36 of the Company's 1993 Registration Statement.
 10.36*  Industrial Real Estate Lease, dated October 19, 1992, between Fiorito
          Enterprises, Inc. and the Company, relating to the sale and lease-
          back of the Portland, Oregon facility. Incorporated by reference to
          Exhibit 10.27 of the Company's 1993 Registration Statement.
 10.37*  Truck Lease and Service Agreement, dated as of November 1, 1984, between Ryder Truck Rental, Inc. ("Ryder") and EMJ and all amendments thereto, between Ryder and the Company (amendments dated January 1,
          1992, January 30, 1992 and undated (executed by the Company)).
          Incorporated by reference to Exhibit 10.38 of the Company's 1993
          Registration Statement.
 10.38*  Lease, dated July 30, 1982, between Republic Bank, Dallas N.A., as
          Ancillary Trustee of the Fluor Employees' Trust Fund and Kilsby-
          Roberts Co., relating to K-R's Houston, Texas property (the "Houston
          Lease"). Incorporated by reference to Exhibit 10.42 of the Company's
          1993 Registration Statement.
 10.39*  Amendment No. 1 to the Houston Lease, dated as of December 31, 1986, among Barclays Bank of California, as Trustee for Republic Bank,
          Dallas, N.A., as Ancillary Trustee of the Fluor Employees' Trust
          Fund, KRG and Kilsby-Roberts Co. Incorporated by reference to Exhibit
          10.43 of the Company's 1993 Registration Statement.
 10.40*  Form of Management Agreement between the Company and Holding.
          Incorporated by reference to Exhibit 10.46 of Amendment No. 2 to the
          Company's 1993 Registration Statement.
 10.41*  Form of Tax Allocation Agreement between the Company and Holding.
          Incorporated by reference to Exhibit 10.47 of Amendment No. 3.
 10.42*  Earle M. Jorgensen Holding Company, Inc. Phantom Stock Plan adopted
          January 11, 1995. Incorporated by reference to Exhibit 10.39 to
          Amendment No.1 to Holding's 1994 Registration Statement as filed with the commission on January 19, 1995 (Registration No. 33-85364)
          ("Amendment No. 1 to Holding's 1994 Registration Statement").
 10.43*  Industrial Real Estate Lease, dated July 15, 1993, between Jorgensen and 58 Cabot L.P., relating to the Langhorne, Pennsylvania facility.
          Incorporated by reference to Exhibit 10.27 to Holding's 1994
          Registration Statement.
 10.44*  Amendment to the Stockholders Agreement, dated as of September 30,
          1994. Incorporated by reference to Exhibit 10.41 to Amendment No. 1 to Holding's 1994 Registration Statement.
 10.45*  Stock Compensation Agreement, dated as of December 13, 1994, between
          Holding and David M. Roderick. Incorporated by reference to Exhibit
          10.42 to Amendment No. 1 to Holding's 1994 Registration Statement.
 10.46*  Holding's 401(a)(17) Supplemental Contribution Plan, effective April
          1, 1994. Incorporated by reference to Exhibit 10.54 to the Company's
          Annual Report on Form 10-K, Commission File No. 5-10065 for the
          fiscal year ended March 31, 1995 (the "Company's 1995 Form 10-K").
 10.47*  Holding's Deferred Compensation Plan, effective April 1, 1994.
          Incorporated by reference to Exhibit 10.55 to the Company's 1995 Form
          10-K.
 10.48*  Amendment No. 2 to the Earle M. Jorgensen Company Capital Accumulation
          Plan and Trust dated as of May 3, 1996. Incorporated by reference to
          Exhibit 10.55 to the Company's Annual Report on Form 10-K, Commission
          File No. 5-10065 for the fiscal year ended March 31, 1996 (the
          "Company's 1996 Form 10-K").
 10.49*  Earle M. Jorgensen Holding Company, Inc. Stock Option Plan effective
          January 30, 1997. Incorporated by reference to Exhibit 10.57 to the
          Company's Annual Report on Form 10-K, Commission File No. 5-10065 for
          the fiscal year ended March 31, 1997 (the "Company's 1997 Form 10-
          K").

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.50*  Form of Holding Incentive and Non-Qualified Stock Option Agreement.
          Incorporated by reference to Exhibit 10.58 to the Company's 1997 Form
          10-K.
 10.51*  Earle M. Jorgensen Holding Company, Inc. Stock Option Plan, as amended
          July 21, 1997. Incorporated by reference to Exhibit 10.61 to the
          Company's Quarterly Report on Form 10-Q, Commission File No. 5-10065
          for the fiscal quarter ended September 29, 1997.
 10.52*  Earle M. Jorgensen Company Management Incentive Compensation Plan.
          Incorporated by reference to Exhibit 10.62 to the Company's Quarterly
          Report on Form 10-Q, Commission File No. 5-10065 for the fiscal quarter ended December 31, 1997.
 12.1**  Statement of Computation of Number of Times Fixed Charges Earned.
 21**    Listing of the Company's subsidiaries.
 27**    Financial Data Schedule

--------
 * Previously filed.
** Included in this filing.

  (b) Reports on Form 8-K.

    None

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brea, State of California, on the 27th day of May, 1998.

                                          EARLE M. JORGENSEN COMPANY

                                                 /s/ Charles P. Gallopo
                                          By __________________________________
                                                     Charles P. Gallopo
                                              Vice President, Chief Financial
                                                   Officer and Secretary

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

             SIGNATURES                          TITLE                  DATE
             ----------                          -----                  ----

     /s/ Earle M. Jorgensen          Director and Chairman           May 27, 1998
____________________________________  Emeritus
         Earle M. Jorgensen

     /s/ David M. Roderick           Chairman of the Board and       May 27, 1998
____________________________________  Chairman of The Executive
         David M. Roderick            Committee and Director

   /s/ Maurice S. Nelson, Jr.        President, Chief Executive      May 27, 1998
____________________________________  Officer and Chief Operating
       Maurice S. Nelson, Jr.         Officer and Director

     /s/ Charles P. Gallopo          Vice President, Chief          May 27, 1998
____________________________________  Financial Officer
         Charles P. Gallopo           (Principal Financial and
                                      Accounting Officer) and
                                      Secretary

    /s/ Joseph S. Schuchert          Director                       May 27, 1998
____________________________________
        Joseph S. Schuchert

      /s/ Neven C. Hulsey            Director                       May 27, 1998
____________________________________
          Neven C. Hulsey

      /s/ Charles K. Ligon           Director                       May 27, 1998
____________________________________
          Charles K. Ligon

    /s/ William A. Marquard          Director                       May 27, 1998
____________________________________
        William A. Marquard

      /s/ Frank T. Nickell           Director                       May 27, 1998
____________________________________
          Frank T. Nickell

       /s/ John Rutledge             Director                       May 27, 1998
____________________________________
         Dr. John Rutledge

                              FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
EARLE M. JORGENSEN COMPANY:
Report of Independent Auditors............................................ F-2
Consolidated Balance Sheets at March 31, 1998 and 1997.................... F-3
Consolidated Statements of Operations for the years ended March 31, 1998,
 1997 and 1996............................................................ F-4
Consolidated Statements of Stockholder's Equity for the years ended March
 31, 1998, 1997 and 1996.................................................. F-5
Consolidated Statements of Cash Flows for the years ended March 31, 1998,
 1997, 1996............................................................... F-6
Notes to Consolidated Financial Statements................................ F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Earle M. Jorgensen Company

  We have audited the accompanying consolidated balance sheets of Earle M. Jorgensen Company as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earle M. Jorgensen Company at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Orange County, California
April 24, 1998

                           EARLE M. JORGENSEN COMPANY

                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               MARCH 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
ASSETS
Current assets:
  Cash................................................... $  20,763  $  21,477
  Accounts receivable, less allowance for doubtful
   accounts..............................................   105,303    113,544
  Inventories............................................   180,403    174,045
  Other current assets...................................     3,679      3,915
                                                          ---------  ---------
    Total current assets.................................   310,148    312,981
                                                          ---------  ---------
Net property, plant and equipment, at cost...............   106,643    120,050
Cash surrender value of life insurance policies..........    16,470     14,258
Debt issue costs, net of accumulated amortization........     8,600      4,806
Other assets.............................................     1,960      2,787
                                                          ---------  ---------
    Total assets......................................... $ 443,821  $ 454,882
                                                          =========  =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable....................................... $  92,061  $  87,519
  Accrued employee compensation and benefits.............    21,883     15,066
  Accrued restructuring expenses.........................       894     10,632
  Other accrued liabilities..............................    15,347     10,907
  Deferred income taxes..................................    21,963     16,919
  Current portion of long-term debt......................     1,500        950
                                                          ---------  ---------
    Total current liabilities............................   153,648    141,993
                                                          ---------  ---------
Long-term debt...........................................   310,734    290,336
Deferred income taxes....................................    12,709     17,093
Other long-term liabilities..............................     3,649      3,533
Commitments and contingencies............................       --         --
Stockholder's equity:
  Preferred stock, $.01 par value; 200 shares authorized
   and unissued..........................................       --         --
  Common stock, $.01 par value; 2,800 share authorized;
   128 shares issued and outstanding.....................       --         --
  Capital in excess of par value.........................   116,789    171,073
  Foreign currency translation adjustment................      (278)        44
  Accumulated deficit....................................  (153,430)  (169,190)
                                                          ---------  ---------
    Total stockholder's equity...........................   (36,919)     1,927
                                                          ---------  ---------
    Total liabilities and stockholder's equity........... $ 443,821  $ 454,882
                                                          =========  =========

                            See accompanying notes.

                           EARLE M. JORGENSEN COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                    YEAR ENDED MARCH 31,
                                              ---------------------------------
                                                 1998       1997        1996
                                              ---------- ----------  ----------
Revenues....................................  $1,050,005 $1,023,565  $1,025,659
Cost of sales, before inventory adjustment..     755,381    742,826     737,756
                                              ---------- ----------  ----------
                                                 294,624    280,739     287,903
Inventory adjustment........................         --         --      (26,882)
                                              ---------- ----------  ----------
Gross profit................................     294,624    280,739     261,021
Expenses:
  Warehouse and delivery....................     128,495    135,287     129,966
  Selling...................................      37,147     40,791      41,794
  General and administrative................      59,377     69,748      73,859
  Restructuring.............................       2,838     15,638       3,571
  Other non-recurring charges...............         --       4,450       9,205
                                              ---------- ----------  ----------
    Total expenses..........................     227,857    265,914     258,395
                                              ---------- ----------  ----------
Income from operations......................      66,767     14,825       2,626
Interest expense, net.......................      41,059     40,880      40,874
                                              ---------- ----------  ----------
Income (loss) before income taxes and
 extraordinary item.........................      25,708    (26,055)    (38,248)
Income tax provision (benefit)..............         873        501      (8,937)
                                              ---------- ----------  ----------
Net income (loss) before extraordinary item.      24,835    (26,556)    (29,311)
Extraordinary loss, early retirement of
 debt.......................................       9,075        --          --
                                              ---------- ----------  ----------
Net income (loss)...........................  $   15,760 $  (26,556) $  (29,311)
                                              ========== ==========  ==========


                            See accompanying notes.

                           EARLE M. JORGENSEN COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                        CAPITAL
                                           IN       FOREIGN
                          COMMON STOCK   EXCESS    CURRENCY
                          -------------  OF PAR   TRANSLATION ACCUMULATED
                          SHARES AMOUNT  VALUE    ADJUSTMENT    DEFICIT    TOTAL
                          ------ ------ --------  ----------- ----------- --------
Balance at March 31,
 1995...................   128   $ --   $192,411    $(2,688)   $(113,323) $ 76,400
Dividend to Parent......   --      --    (22,289)       --           --    (22,289)
Capitalization of ESOP
 contribution, net......   --      --      3,401        --           --      3,401
Foreign currency
 translation adjustment.   --      --        --      (3,060)         --     (3,060)
Net loss................   --      --        --         --       (29,311)  (29,311)
                           ---   -----  --------    -------    ---------  --------
Balance at March 31,
 1996...................   128     --    173,523     (5,748)    (142,634)   25,141
Dividend to Parent......   --      --     (5,552)       --           --     (5,552)
Capitalization of ESOP
 contribution, net......   --      --      3,102        --           --      3,102
Foreign currency
 translation adjustment
 and writeoff...........   --      --        --       5,792          --      5,792
Net loss................   --      --        --         --       (26,556)  (26,556)
                           ---   -----  --------    -------    ---------  --------
Balance at March 31,
 1997...................   128     --    171,073         44     (169,190)    1,927
Dividend to Parent......   --      --    (56,888)       --           --    (56,888)
Non-cash dividend to
 Parent.................   --      --       (184)       --           --       (184)
Capitalization of ESOP
 contribution, net......   --      --      2,788        --           --      2,788
Foreign currency
 translation adjustment.   --      --        --        (322)         --       (322)
Net income..............   --      --        --         --        15,760    15,760
                           ---   -----  --------    -------    ---------  --------
Balance at March 31,
 1998...................   128   $ --   $116,789    $  (278)   $(153,430) $(36,919)
                           ===   =====  ========    =======    =========  ========


                            See accompanying notes.

                           EARLE M. JORGENSEN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                      YEAR ENDED MARCH 31,
                                                   -----------------------------
                                                     1998       1997      1996
                                                   ---------  --------  --------
OPERATING ACTIVITIES:
Net income (loss)................................  $  15,760  $(26,556) $(29,311)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Inventory adjustment...........................        --        --     26,882
  Write-off of foreign currency translation
   losses........................................        --      5,345       --
  Asset write-downs..............................        --      4,450     9,205
  Depreciation and amortization..................      9,475    10,620    12,022
  Amortization of debt issue costs and discount
   on senior notes included in interest expense..      1,892     2,279     2,279
  Write-off of debt issue costs and discount.....      3,225       --        --
  Accrued postretirement benefits................        280       280      (256)
  ESOP expense contributed to capital............      2,788     3,102     3,401
  Deferred income taxes..........................        660     1,202    (9,650)
  Gain on sale of property, plant and equipment..     (2,480)   (1,079)     (559)
  Loss on sale of subsidiaries...................      2,838       --        --
  Provision for bad debts........................        414     1,817     1,362
  Decrease (increase) in cash surrender value of
   life insurance over premiums paid.............        679    (1,798)   (1,894)
  Changes in operating assets and liabilities
   (excluding subsidiaries sold):
    Decrease (increase) in accounts receivable...      2,994    (1,697)   40,065
    Decrease (increase) in inventories, excluding
     the inventory adjustment above..............    (18,111)   14,407    (5,245)
    Decrease (increase) in other current assets..       (341)      635     2,921
    Increase (decrease) in accounts payable and
     accrued liabilities and expenses ...........     15,069   (19,428)   19,241
  Other..........................................       (635)      917    (3,405)
                                                   ---------  --------  --------
      Net cash provided by (used in) operating
       activities................................     34,507    (5,504)   67,058
                                                   ---------  --------  --------
INVESTING ACTIVITIES:
Additions to property, plant and equipment.......     (7,264)   (4,449)  (16,658)
Proceeds from the sale of property, plant and
 equipment.......................................     12,534     4,630     1,158
Proceeds from sale of subsidiaries...............      6,918       --        --
Premiums paid on life insurance policies.........     (3,373)   (2,345)   (1,530)
Proceeds from redemption of life insurance poli-
 cies............................................        479     1,484       925
                                                   ---------  --------  --------
      Net cash provided by (used in) investing
       activities................................      9,294      (680)  (16,105)
                                                   ---------  --------  --------
FINANCING ACTIVITIES:
Net borrowings (payments) under revolving loan
 agreements......................................    (23,576)   12,149   (19,747)
Proceeds from issuance of senior notes and term
 loans...........................................    205,000       --        --
Repayment of senior notes........................   (155,000)      --        --
Costs associated with early retirement of debt...       (906)      --        --
Other borrowings (payments), net.................     (5,868)     (949)    3,291
Increase in debt issue costs.....................     (7,277)     (810)      --
Cash dividend to Parent..........................    (56,888)   (5,552)  (22,289)
                                                   ---------  --------  --------
      Net cash provided by (used in) financing
       activities................................    (44,515)    4,838   (38,745)
                                                   ---------  --------  --------
Net increase (decrease) in cash..................       (714)   (1,346)   12,208
Cash at beginning of year........................     21,477    22,823    10,615
                                                   ---------  --------  --------
Cash at end of year..............................  $  20,763  $ 21,477  $ 22,823
                                                   =========  ========  ========

                            See accompanying notes.

                          EARLE M. JORGENSEN COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND CONSOLIDATION--The Company became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (the Parent) as the result of a series of business combinations and mergers effective April 1, 1990.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including Earle M. Jorgensen (U.K.) Ltd (EMJ (UK)) (formerly Kilsby Jorgensen Steel and Aluminium Ltd.), Kilsby Jorgensen Steel & Aluminum S.A. de C.V. (EMJ (Mexico)), and Earle M. Jorgensen (Canada) Inc. (EMJ (Canada)) (formerly Kilsby Jorgensen Steel and Aluminum Inc.) and Stainless Insurance Ltd., a captive insurance subsidiary (EMJ (Bermuda)) operating in the United Kingdom, Mexico, Canada and Bermuda, respectively. Excluding EMJ (Bermuda), net losses from foreign operations totaled $95,000 and $3,516,000 in 1998 and 1997, respectively. In fiscal 1996, such foreign operations generated $357,000 of net income. In fiscal 1998 and 1997, EMJ (Bermuda) generated $155,000 and $436,000 of net income, respectively, from investment income and intercompany fees. In fiscal 1998, the Company sold its operations in the United Kingdom and Mexico (see Note 4). All significant intercompany accounts and transactions have been eliminated.

  Certain amounts reported in prior years have been reclassified to conform to the 1998 presentation.

  USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  REVENUE RECOGNITION--The Company recognizes revenue when products are shipped.

  CONCENTRATION OF CREDIT RISK--The Company sells the majority of its products throughout the United States and Canada. Sales to the Company's recurring customers are generally made on open account terms while sales to occasional customers are made on a C.O.D. basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. The Company establishes an allowance for potential credit losses based upon factors surrounding the credit risk for specific customers, historical trends and other information; such losses have been within management's expectations. The Company's allowance for doubtful accounts at March 31, 1998 and 1997 was $406,000 and $963,000, respectively. Management believes there are no significant concentrations of credit risk as of March 31, 1998.

  RESTRUCTURING--In March 1997, the Company approved a plan to restructure its operations. The plan's major actions included selling the Company's foreign operations in the United Kingdom and Mexico, closing four domestic distribution centers whose sales territories are now serviced from other nearby facilities, and reducing the Company's workforce by approximately 10%. As a result, a restructuring charge of $15,638,000 was recorded to cover provisions for loss on sale of foreign operations ($7,027,000, including the write-off of cumulative translation adjustments of $5,345,000); costs of severance and other termination benefits and related expenses associated with the reduction in workforce ($6,537,000); and costs directly related to the closure of facilities for which there is no future economic value ($2,074,000).

  During fiscal 1998, the restructuring plan was substantially completed, including the sale of foreign operations in the United Kingdom and Mexico (see
Note 4) and the closure of three domestic facilities. As of March 31, 1998, accrued restructuring expenses totaled $0.9 million and are considered adequate to cover remaining foreseeable costs.

                          EARLE M. JORGENSEN COMPANY

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

  PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment is recorded at cost. Additions, renewals and betterments are capitalized; maintenance and repairs which do not extend useful lives are expensed as incurred. Gains or losses from disposals are reflected in income and the related costs and accumulated depreciation are removed from the accounts. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of 10 to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Leasehold improvements are amortized over the terms of the respective leases.

  IMPAIRMENT OF LONG-LIVED ASSETS--In fiscal 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations or are expected to be disposed of, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets. There were no impairment losses recorded in fiscal 1996 as the result of adopting SFAS No. 121. In fiscal 1997, the Company evaluated certain applications of its management information and financial reporting system and determined that such applications would not be used in the future. Accordingly, the Company recorded a non-recurring charge of $4,450,000 for the write-off of costs related to these applications.

  DEBT ISSUE COSTS--Debt issue costs are deferred and amortized to interest expense over the life of the underlying indebtedness. The amortization of debt issue costs aggregated $1,757,000, $2,144,000 and $2,144,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Accumulated amortization of debt issue costs was $55,000 and $8,612,000 at March 31, 1998 and 1997, respectively. In March 1998, the Company incurred $8,517,000 of costs related to the issuance of indebtedness and wrote-off $2,966,000 of unamortized debt issue costs related to retired debt in connection with a series of refinancing transactions (see Note 6).

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

  CASH AND STATEMENTS OF CASH FLOWS--Cash includes disbursements and deposits not yet funded by or applied to the Company's Revolving Credit Facility as of a balance sheet date. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  For the years ended March 31, 1998, 1997 and 1996 cash paid for interest on borrowings was $39,993,000, $37,747,000 and $37,310,000, and cash paid for income taxes was $360,000, $403,000 and $677,000, respectively.

2. INVENTORIES

  Substantially all inventories are held for sale at the Company's service center locations and are valued at the lower of cost (using the last-in, first-out (LIFO) method) or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, inventories would have been higher by $2,046,000 at March 31, 1998 and $1,697,000 at March 31, 1997.

                          EARLE M. JORGENSEN COMPANY

  In fiscal 1997, a reduction of LIFO inventory quantities carried at costs lower or higher than costs prevailing in prior years occurred but did not have a significant impact on the Company's gross profit. There were no such reductions in fiscal years 1998 and 1996.

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

3. NET PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment and accumulated depreciation at March 31, 1998 and 1997 consisted of the following:

                                                          1998         1997
                                                      ------------ ------------
     Land............................................ $ 27,732,000 $ 32,583,000
     Buildings and improvements......................   34,376,000   43,943,000
     Machinery and equipment.........................   97,920,000   97,940,000
                                                      ------------ ------------
                                                       160,028,000  174,466,000
     Less accumulated depreciation...................   53,385,000   54,416,000
                                                      ------------ ------------
       Net property, plant and equipment............. $106,643,000 $120,050,000
                                                      ============ ============

4. SALE OF FOREIGN OPERATIONS

  In March 1997, the Company approved a plan to sell its foreign operations in the United Kingdom and Mexico and accordingly recorded a charge of $7,027,000 for the estimated loss on the sales, including the recognition of deferred foreign currency translation losses. The Company sold its Mexican operations in August 1997 and sold its United Kingdom operations in January 1998. As a result of such sales, the Company recognized a loss of $2,838,000 in fiscal 1998 that is reflected as a restructuring charge in the accompanying statements of operations.

  For the fiscal years ended March 31, 1998, 1997 and 1996, combined revenues from these foreign operations were $23,417,000, $35,193,000 and $36,629,000;
and income (loss) from operations was ($233,000), ($2,935,000) and $80,000, respectively.

5. CASH SURRENDER VALUE OF LIFE INSURANCE

  The Company is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company including certain current employees of the Company and its Parent. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company and predecessor companies. These policies are designed to provide cash to the Company to repurchase shares held by employees in the ESOP and shares held individually by employees upon the termination of their employment. Cash surrender value of the life insurance policies increase by a portion of the amount of premiums paid and by dividend income earned under the policies. Dividend income earned under the policies totaled
$10.3 million in fiscal 1998, $7.8 million in fiscal 1997 and $7.6 million in fiscal 1996 and is recorded as an offset to general and administrative expense in the accompanying statements of operations.

                          EARLE M. JORGENSEN COMPANY

  The Company has borrowed against the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on those policies and to fund working capital needs. Interest rates on borrowings under the life insurance policies are fixed at 11.76%. As of March 31, 1998, approximately $5,500,000 was available for future borrowings.

                                            SURRENDER                NET CASH
                                           VALUE BEFORE    LOANS     SURRENDER
                                              LOANS     OUTSTANDING    VALUE
                                           ------------ ----------- -----------
     Balance at March 31, 1998............ $105,350,000 $88,880,000 $16,470,000
     Balance at March 31, 1997............   90,805,000  76,547,000  14,258,000

  Interest on cash surrender value borrowings totaled $9,354,000, $8,621,000 and $7,173,000 in fiscal 1998, 1997 and 1996, respectively, and is included in net interest expense in the accompanying statements of operations.

6. LONG-TERM DEBT

  On March 24, 1998, the Company consummated a series of refinancing transactions, including the issuance of 9 1/2% Senior Notes totaling $105,000,000, borrowing of $100,000,000 under a variable rate Term Loan, and the replacement of its revolving credit facility. The proceeds from such transactions were used to redeem $155,000,000 of the 10 3/4% Senior Notes, plus call premium and accrued interest, and to prepay $5,084,000 of purchase money indebtedness, including call premium and accrued interest. Accordingly, the Company recorded an extraordinary loss of $9,075,000 consisting of call premiums paid and other expenses incurred, and the write-off of deferred financing costs, related to the early retirement of debt.

  Long-term debt at March 31, 1998 and 1997 consisted of the following:

                                                           1998         1997
                                                       ------------ ------------
     Revolving Loans due March 24, 2003............... $ 94,434,000 $118,011,000
     Variable Rate Term Loan due March 24, 2004.......  100,000,000          --
     9 1/2% Senior Notes due April 1, 2005............  105,000,000          --
     10 3/4% Senior Notes.............................          --   154,607,000
     Industrial Development Revenue Bonds:
       Payable in annual installments of $500,000
        commencing June 1, 1998, interest at 9%.......    4,000,000    4,000,000
       Payable in annual installments of $715,000
        commencing December 1, 2004, interest at
        5.25%.........................................    4,300,000    4,300,000
       Payable in annual installments of $900,000
        commencing September 1, 2000, interest at
        8.5%..........................................    4,500,000    4,500,000
     Purchase money financing.........................          --     5,868,000
                                                       ------------ ------------
                                                        312,234,000  291,286,000
     Less current portion.............................    1,500,000      950,000
                                                       ------------ ------------
                                                       $310,734,000 $290,336,000
                                                       ============ ============

  Aggregate maturities of long-term debt are as follows: $1,500,000 in 1999; $1,500,000 in 2000; $2,400,000 in 2001; $2,400,000 in 2002; $96,834,000 in
2003; and $207,600,000 thereafter.

                          EARLE M. JORGENSEN COMPANY

  The fair value of the Company's Senior Notes and Term Loans at March 31, 1998 was $106,050,000 and $100,125,000, respectively, based on the quoted market price as of that date. The carrying values of all other long-term debt and other financial instruments at March 31, 1998 approximate fair value.

 CREDIT AGREEMENT

  Effective March 24, 1998, the Company entered into an amended and restated revolving credit facility ("Credit Agreement"), which allows maximum borrowings of $220 million, including letters of credit ($0.7 million outstanding at March 31, 1998). Borrowings under the Credit Agreement bear interest at a base rate (generally defined as the bank's prime lending rate plus 1/2% or LIBOR plus 1.75%). At March 31, 1998, the bank's prime lending rate was 8.50% and LIBOR was 5.69%. In addition, borrowings under the revolving loans are limited to an amount equal to 85% of eligible trade receivables plus 55% of eligible inventories (as defined). Unused available borrowings under the revolving loans totaled $90.6 million at March 31, 1998. The revolving loans mature on March 24, 2003 and are secured by a lien on all domestic inventory and accounts receivable of the Company.

  Under the Credit Agreement the Company is obligated to pay certain fees including an unused commitment fee of 3/8%, payable quarterly in arrears, and letter of credit fees of 1 3/4% per annum of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus issuance, fronting, amendment and other standard fees. The Company paid loan commitment fees totaling $257,000 in 1998, $305,000 in 1997 and $218,000 in
1996.

  The Credit Agreement contains financial covenants in respect of maintenance of minimum working capital and a fixed charge coverage ratio (as defined). The Credit Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends and other restricted payments by the Company and its subsidiaries in respect to their capital stock, and certain transactions with affiliates. On June 4, 1997, the Company received a waiver to fiscal 1997 financial covenants relating to consolidated net worth and fixed charge ratio and received amendments to other financial covenants for future periods.

 9 1/2% SENIOR NOTES AND VARIABLE RATE TERM LOAN

  On March 24, 1998, the Company refinanced $155 million of 10 3/4% Senior Notes by issuing $105 million of 9 1/2% Senior Notes and borrowing $100 million under a variable rate Term Loan. The 9 1/2% Senior Notes were issued at par and interest is payable each April 1 and October 1, commencing October 1, 1998. The 9 1/2% Senior Notes are unsecured obligations of the Company and may be redeemed by the Company under certain conditions and with certain restrictions at varying redemption prices. The Indenture to the 9 1/2% Senior Notes contains certain covenants which limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, investments and loans, dividends and other distributions, and certain transactions with affiliates. The Term Loan bears interest at either an Alternate Base Rate (as defined) plus 2.0% or at LIBOR plus 3.25%. At March 31, 1998, the effective interest rate under the Term Loan was 8.94%. Amounts outstanding under the Term Loan are secured by a first priority lien on substantially all the existing and future acquired unencumbered property, plant and equipment of the Company. Principal payments are required to be paid quarterly in amounts equal to $250,000, commencing on June 30, 1998. The Term Loan may be prepaid, subject to declining call premiums through fiscal 2001 and is subject to prepayments at the option of the holder upon a Change in Control (as defined) and with 100% of net proceeds from asset sales, as permitted. Covenants under the Term Loan are similar to those under the 9 1/2% Senior Notes.

                          EARLE M. JORGENSEN COMPANY

 OTHER

  The Company issues industrial revenue bonds in connection with significant facility improvements or construction projects. The purchase money financing included borrowings under a loan agreement entered into on March 27, 1995 which provided up to $7,500,000 for the expansion or acquisition of facilities and purchase of equipment. The outstanding borrowings required monthly payments of principal of $79,112 plus interest (at one month LIBOR plus 3.25%) through July 2003 and were repaid on March 24, 1998.

7. INCOME TAXES

  The Company is included in the consolidated tax returns of Holding and calculates its tax provision as though it files on a separate basis. The consolidated tax liability of the Company and Parent is allocated to each of these entities pursuant to a Tax Allocation Agreement between the Company and Parent ("Tax Allocation Agreement"). Under the Tax Allocation Agreement, Parent pays all taxes and is reimbursed by the Company for the lesser of (i) the Company's allocated portion of the taxes due, or (ii) the tax that would be payable if the Company filed its own returns.

  The Company records deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities pursuant to SFAS No. 109, "Accounting for Income Taxes", as though it files on a separate basis. Any differences in deferred taxes determined on a separate basis and the actual payments made or received under the Tax Allocation Agreement are accounted for as an equity adjustment between the Company and Parent. There were no such differences in fiscal 1998. Deferred taxes are also recorded for the future benefit of Federal and state tax losses and tax credit carryforwards. Deferred tax assets have not been recognized for the loss carryforwards of the Company's foreign subsidiaries. Consistent with SFAS No. 109, a valuation allowance has been recognized for certain deferred tax assets, which management believes are not likely to be realized.

  At March 31, 1998, the Company had net operating loss carryforwards of $70,000,000 for Federal income tax purposes. These carryforwards resulted from the Company's losses during 1993 and 1996, and expire in years 2008 and 2011, respectively. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations. In addition, use of the Company's net operating loss carryforwards and other tax attributes may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three year period subsequent to a loss year.

  Significant components of the Company's deferred income tax assets and liabilities at March 31, 1998 and 1997 were as follows:

                                                         1998          1997
                                                     ------------  ------------
   Deferred tax liabilities:
     Tax over book depreciation..................... $  8,497,000  $ 10,267,000
     Purchase price adjustments.....................   40,903,000    43,324,000
                                                     ------------  ------------
   Total deferred tax liabilities...................   49,400,000    53,591,000
                                                     ------------  ------------
   Deferred tax assets:
     Net operating loss carryforwards...............   26,524,000    27,352,000
     Capital loss carryforward......................    6,728,000           --
     Other..........................................   11,546,000    16,538,000
     Valuation allowance for deferred tax assets....  (30,070,000)  (24,311,000)
                                                     ------------  ------------
   Net deferred tax assets..........................   14,728,000    19,579,000
                                                     ------------  ------------
   Net deferred tax liabilities..................... $ 34,672,000  $ 34,012,000
                                                     ============  ============

                          EARLE M. JORGENSEN COMPANY

  Income before taxes consists primarily of income (loss) from the Company's domestic operations and also includes pre-tax income (loss) of $60,000, $(3,080,000) and $359,000 from the Company's foreign operations for fiscal 1998, 1997 and 1996, respectively.

  Significant components of the provision for income taxes attributable to continuing operations for the years ended March 31, 1998, 1997 and 1996 were as follows:

                                           1998          1997          1996
                                        -----------  ------------  ------------
   Current:
     Federal........................... $    88,000  $        --   $        --
     State.............................     125,000       403,000       676,000
                                        -----------  ------------  ------------
     Total current.....................     213,000       403,000       676,000
                                        -----------  ------------  ------------
   Deferred:
     Federal...........................  (6,109,000)  (11,716,000)  (12,240,000)
     State.............................   1,010,000    (2,497,000)   (3,235,000)
     Valuation allowances..............   5,759,000    14,311,000     5,862,000
                                        -----------  ------------  ------------
     Total deferred....................     660,000        98,000    (9,613,000)
                                        -----------  ------------  ------------
                                        $   873,000  $    501,000  $ (8,937,000)
                                        ===========  ============  ============

  The reconciliation of the income tax provision (benefit) differs from that which would result from applying the U.S. statutory rate as follows:

                                            1998         1997          1996
                                         -----------  -----------  ------------
   Expected tax (benefit) at Federal
    statutory rate.....................  $ 5,412,000  $(9,119,000) $(13,387,000)
   State tax expense (benefit), net of
    Federal taxes......................      657,000   (1,207,000)   (1,876,000)
   Net increase in cash surrender
    values of life insurance...........   (2,851,000)  (2,797,000)   (1,607,000)
   State franchise and capital taxes...      448,000      403,000       423,000
   Effect of Internal Revenue Service
    examination........................          --           --        792,000
   Foreign loss carryforward (with)
    without tax benefit................          --     1,078,000      (126,000)
   Tax benefit of credit carryovers and
    carrybacks.........................   (5,796,000)    (800,000)          --
   Change in valuation allowance.......    5,759,000   12,706,000     5,862,000
   Capital loss on sale of
    subsidiaries.......................   (4,125,000)         --            --
   Other...............................    1,369,000      237,000       982,000
                                         -----------  -----------  ------------
     Income tax (benefit) expense......  $   873,000  $   501,000  $ (8,937,000)
                                         ===========  ===========  ============

  The change of $5,759,000 in the valuation allowance for deferred tax assets as of March 31, 1998 was due to the uncertainty of realizing the benefit during the tax loss carryforward period.

                          EARLE M. JORGENSEN COMPANY

8. EMPLOYEE BENEFIT PLANS

 EMPLOYEE STOCK OWNERSHIP PLAN

  The Company and its Parent have an Employee Stock Ownership Plan (ESOP) which covers nonunion employees of the Company who meet certain service requirements. The cost of the ESOP is borne by the Company through annual contributions to an Employee Stock Ownership Trust (ESOT) in amounts determined by the Board of Directors. Contributions may be made in cash or shares of the Parent's stock as the Parent's Board of Directors may from time to time determine. Participants vest at a rate of 20% per year of service and become fully vested upon retirement, disability or death. Upon the occurrence of a participant's termination (as defined), retirement, disability, or death, the ESOP is required, by the terms of the ESOP, to either distribute the vested balance in stock or to repurchase the vested balance for cash (as determined by the Benefits Committee). If stock is distributed, it is accompanied by a put option to the Parent under terms defined in the ESOP. Shares of the Parent's Series A and B preferred and common stock owned by the ESOP totaled 83,903, 24,946 and 3,833,577 at March 31, 1998, respectively. Contributions payable to the ESOT totaled $2,788,000, $3,102,000 and $3,401,000 in 1998, 1997 and 1996, which represented 5% of eligible compensation for each of the respective years. The contribution for fiscal years 1996 and 1997 was made in the form of Holding's common stock. The contribution for fiscal 1998 will also be in the form of Holding's common stock.

  Although the Parent has not expressed any intent to terminate or amend the plan, it has the right to do so at any time. In the event of any termination, participants become fully vested to the extent of the balances in their separate accounts and come under the put options as previously discussed.

 PENSION AND POSTRETIREMENT BENEFIT PLANS

  The Company maintains a noncontributory defined benefit pension plan covering substantially all hourly union employees (the "Hourly Plan"). Benefits under the Hourly Plan are vested over 5 years and are determined based on years of service and the employee's compensation during the last ten years of employment. The assets of the Hourly Plan for participants are held in trust and consist of bonds, equity securities and insurance contracts and the Company contributes at least the minimum required annually under ERISA. Net pension expense for the Hourly Plan for the years ended March 31, 1998, 1997 and 1996 was $641,000, $420,000 and $500,000, respectively.

  The Company maintains an unfunded supplemental plan which provides benefits to highly compensated employees whose basic pension plan benefit is limited by the Internal Revenue Code (the "Supplemental Plan"). Net pension expense for the Supplemental Plan for the years ended March 31, 1998, 1997 and 1996 was $70,000, $67,000 and $67,000, respectively.

  In addition to the Company's defined benefit pension plans, the Company sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees (the "Postretirement Plan"). The Postretirement Plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the Postretirement Plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution rate annually to compensate for the expected health care trend rate. The Company's policy is to fund the cost of medical benefits under this plan as they are submitted for reimbursement. Gains and losses realized from the remeasurement of the plan's liability are amortized to income over three years.

                          EARLE M. JORGENSEN COMPANY

  Information as of March 31, 1998, regarding the Hourly Plan, Supplemental Plan, and Postretirement Plan follows:

                                                    SUPPLEMENTAL POSTRETIREMENT
                                       HOURLY PLAN      PLAN          PLAN
                                       -----------  ------------ --------------
   Projected benefit obligation....... $(9,675,000)  $(793,000)   $(3,371,000)
   Fair value of plan assets..........  10,333,000         --             --
   Prepaid (accrued) pension costs....    (607,000)   (480,000)    (3,600,000)
   Discount rate......................        7.00%       7.00%          7.00%
   Expected long-term rate of return
    on assets.........................        8.00%        --             --
   Rate of increase in compensation
    levels............................        5.00%       5.00%           --

  The discount rate, expected long-term rate of return on assets, and rate of increase in compensation levels used to calculate the expense under these plans for fiscal 1998, 1997 and 1996 were 7.00%, 8.00% and 5.00%; 7.25%, 8.00%
and 5.00% and 8.25%, 8.00% and 5.00%, respectively.

  The health care cost trend rate used in the calculation of cost (income) related to the postretirement health care plans was 8.5% grading down ratably to 5.5% by March 2004. A 1% increase in the assumed health care cost trend rate would have increased postretirement costs in fiscal 1998 by $191,000.

  The health care cost trend rate used to calculate the accumulated postretirement benefit obligation was 8.5% for 1998, grading down ratably to 5.5% by March 2004. The health care cost trend rate assumption can have a significant effect on the amounts reported. A 1% increase in the assumed health care cost trend rate in each year would increase the projected benefit obligation as of March 31, 1998 by $463,000.

  In accordance with union agreements, the Company also contributes to multiemployer defined benefit retirement plans covering substantially all union employees of the Company. Expenses incurred in connection with these plans totaled $1,615,000, $1,753,000 and $1,771,000 in 1998, 1997 and 1996,
respectively.

9.  COMMITMENTS AND CONTINGENCIES

 LEASE COMMITMENTS

  The Company leases, under several agreements with varying terms, certain office and warehouse facilities, equipment and vehicles. Rent expense totaled $17,412,000, $18,859,000 and $17,844,000 for the years ended March 31, 1998,
1997 and 1996, respectively. The portion of rent expense paid to related parties totaled none, $367,000 and $443,000 for the years ended March 31, 1998, 1997 and 1996, respectively. As of March 31, 1998, there were no future lease obligations with related parties. Minimum rentals of certain leases escalate from time to time based on certain indices. At March 31, 1998 the Company was obligated under noncancellable operating leases for future minimum rentals as follows:

       Fiscal year:
         1999....................................................... $13,073,000
         2000.......................................................  11,058,000
         2001.......................................................   8,667,000
         2002.......................................................   6,060,000
         2003.......................................................   4,457,000
         Thereafter.................................................  14,257,000
                                                                     -----------
           Total.................................................... $57,572,000
                                                                     ===========

                          EARLE M. JORGENSEN COMPANY

 OTHER COMMITMENTS

  In connection with the 1990 merger, the Company agreed to pay Kelso & Companies, Inc. (Kelso), affiliates of which own the majority of Parent's common stock, an annual fee of $1.25 million each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. The Company also agreed to indemnify Kelso and its affiliates against certain claims, losses, damages and liabilities and expenses that may arise in connection with the merger. The agreement for advisory services was amended in September 1997 to provide such services at an annual fee of $625,000 for each of the fiscal years ending March 31, 1998 and 1999. Fees and expenses paid to Kelso in connection with these agreements totaled $687,000, $1,643,000 and $1,404,000 during the years ended March 31, 1998, 1997 and 1996, respectively.

 ENVIRONMENTAL CONTINGENCIES

  The Company is currently involved with investigation and/or remediation activities at several current and formerly-owned facilities where soil and/or groundwater contamination is present or alleged. As of March 31, 1998, reserves totaling $2.3 million have been established to cover those future environmental costs associated with the matters specified below, which are known or can be reasonably estimated based on findings and recommendations from independent environmental consultants.

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

  In February 1998 the Company was notified that it had potential responsibility for lead and copper soil contamination of another undeveloped parcel that is part of the Alameda Street property. A remediation plan has been approved by local government agencies. As of March 31, 1998, the Company's accrual for future investigation and remediation expenditures includes the estimated costs under the remediation plan.

  Bristol (Pennsylvania). A remedial action plan submitted and approved by the Pennsylvania regulatory agency was completed in fiscal 1998. As of March 31, 1998, the project's cost has totaled $4.3 million, of which $3.2 million has been paid by the Company and $1.1 million was paid by the former owner of the property pursuant to a cost sharing agreement. No additional costs are expected to be incurred. The Company sold the facility in July 1996.

  Forge (Seattle/Kent, WA). The Company has indemnified the purchasers of its former Forge facility for remediation of certain conditions at the facility and at an off-site disposal site existing at the date of purchase. In addition, the Company indemnified such purchasers for up to $2.5 million of remediation and investigation costs associated with or related to the environmental conditions existing at the time of sale and discovered after the closing and for which claims were made prior to July 2, 1995. No such claims were made. As of March 31, 1998, the remediation and investigation costs of the Forge facility have totaled $2.6 million. The Company's accrual for future investigation and remediation expenditures includes the estimated remaining costs of remediation. As of March 31, 1998, remediation and investigation costs at the disposal site have totaled $0.5 million and the Company has reserved for future monitoring costs.

                          EARLE M. JORGENSEN COMPANY

  Union (New Jersey). During fiscal 1994, the Company was notified by the current owner that it has potential responsibility for the environmental contamination of a property formerly owned by a subsidiary and disposed of by such subsidiary prior to its acquisition by the Company. The prior owner of such subsidiary has also been notified of its potential responsibility. On March 27, 1997, the current owner of the property informed the Company that it estimated the cost of investigation and cleanup of the property at $875,000 and requested contribution to such costs from the Company and the prior owner. The Company has contested responsibility and commented on the cleanup plan. The Company does not have sufficient information to determine what potential liability it has, if any. Accordingly, no reserves have been specifically established for this matter as of March 31, 1998.

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

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                 SEQUENTIALLY
                                      DESCRIPTION OF               NUMBERED
 SCHEDULE NUMBER                      SCHEDULES*                     PAGE
 ---------------                      --------------             ------------

EARLE M. JORGENSEN COMPANY:

                                      Valuation and Qualifying
 Schedule II......................... Accounts and Reserves          S-2

--------
* All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                           EARLE M. JORGENSEN COMPANY

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      COLUMN A                COLUMN B            COLUMN C             COLUMN D           COLUMN E
     ----------          ------------------- ------------------ ----------------------- -------------
                             BALANCE AT          CHARGES TO        BAD DEBTS CHARGED     BALANCE AT
     DESCRIPTION         BEGINNING OF PERIOD COSTS AND EXPENSES OFF (NET OF RECOVERIES) END OF PERIOD
     -----------         ------------------- ------------------ ----------------------- -------------
Year ended March 31,
 1998
  Allowance for doubtful
   accounts.............     $  963,000          $  414,000           $  (971,000)       $  406,000
Year ended March 31,
 1997
  Allowance for doubtful
   accounts.............      1,017,000           1,817,000            (1,871,000)          963,000
Year ended March 31,
 1996
  Allowance for doubtful
   accounts.............      1,146,000           1,362,000            (1,491,000)        1,017,000

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
 -------                          ----------------------
 EARLE M. JORGENSEN COMPANY:
   4.1    Form of Indenture with respect to the Company's 9 1/2% Senior Notes.

   4.2(a) Form of Certificate for the Company's 9 1/2% Senior Notes, Series A,
           $100,000,000.

   4.2(b) Form of Certificate for the Company's 9 1/2% Senior Notes, Series A,
           $4,350,000.

   4.2(c) Form of Certificate for the Company's 9 1/2% Senior Notes, Series A,
           $650,000.

   4.3    Purchase Agreement, dated as of March 19, 1998, among the Company,
           Donaldson, Lufkin & Jenrette Securities Corporation and BT Alex.
           Brown Incorporated, for an aggregate of $105,000,000 in principal amount of the Company's 9 1/2% Senior Notes due 2005.

   4.4    Registration Rights Agreement, dated as of March 24, 1998, among the
           Company, Donaldson, Lufkin & Jenrette Securities Corporation and BT
           Alex. Brown Incorporated.

   4.5 Amended and Restated Credit Agreement ("Revolving Credit Facility"), dated as of March 3, 1993 among the Company, Holding, Various
           Financial Institutions, and BT Commercial Corporation, as agent (the
           "Agent").

   4.6    Term Loan Agreement ("Term Loan Agreement"), dated as of March 24,
           1998 among the Company, Various Financial Institutions, as the
           Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the
           Lenders, Bankers Trust Company, as the Documentation Agent for the
           Lenders and Fleet National Bank, as the Administrative Agent
           ("Administrative Agent") for the Lenders.

   4.8    Amendment to Restructuring Agreement, between Holding and KIA IV.

   4.10   Form of Acknowledgement, Consent and Amendment, dated as of March 24,
           1998, between the Company and the Agent.

   4.11   Form of Security Agreement, dated as of March 24, 1998 by the
           Company, in favor of the Administrative Agent.

   4.12 Form of Mortgage, dated as of March 24, 1998, made by the Company in favor of the Administrative Agent.

   4.13 Intercreditor Agreement, dated as of March 24, 1998, by and among Fleet National Bank, as the Administrative Agent, and BT Commercial
           Corporation, as Agent.

  12.1    Statement of Computation of Number of Times Fixed Charges Earned.

  21      Listing of the Company's Subsidiaries.

  27      Financial Data Schedule.