Form 10-K405/A
period 1998-03-31
JORGENSEN EARLE M CO /DE/
filed 1998-08-05
CIK 54003

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER 1-7537

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

  Machinery manufacturing, transportation, fabricated metal products, aerospace, oil tools, construction, shipbuilding, plastics, chemicals, petrochemicals, farm equipment, food processing, energy and environmental control, among others, are major markets for the Company. Carbon steel bar products (hot-rolled and cold-finished) and carbon plate and sheet are used in construction equipment, farm equipment, automotive and truck manufacturing, shipbuilding and oil exploration as well as a wide range of other products. Stainless steel bar, plate and sheet is used widely in the chemical, petrochemical, and oil refining and biomedical industries where resistance to corrosion is important. Aluminum bar, plate and sheet is frequently used in aircraft and aerospace applications where weight is a factor. Different tubing products are appropriate for particular uses based on different characteristics of the tubing materials, including strength, weight, resistance to corrosion and cost. Carbon tubing and pipe are used in general manufacturing. Alloy tubing is used primarily in the manufacturing of oil field equipment and farm equipment. Stainless steel tubing and pipe are used in applications requiring a high resistance to corrosion, such as food processing. Aluminum tubing and pipe are used in applications that put a premium on light weight (such as aerospace manufacturing).

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

  During the past several years, the Company has undergone substantial changes. In March 1997, the Company announced a $15.6 million restructuring plan that included selling certain foreign operations, closing four domestic distribution centers, and reducing the Company's workforce in order to improve operating efficiencies and margins. In addition, fiscal 1997 included a $4.5 million write-off of certain costs related to its management information and reporting system. In fiscal 1996, the Company recorded a $3.6 million restructuring charge for workforce reductions and a non-recurring charge of $9.2 million for asset write-downs and write-offs. In addition, fiscal 1996 included an inventory adjustment of $26.9 million representing the difference between the Company's physical inventory balances and its perpetual inventory records after the implementation and conversion to a new management information system in February 1995. The implementation of the new computer system required a company-wide training effort and changes in operational processes that required a learning period for the system's users, and such implementation adversely affected the Company's results of operations in fiscal 1996. Start-up difficulties impacted sales, purchasing, receivables and inventory management and caused the Company to incur additional expense in correcting errors arising in the transition process. The Company believes that such problems have been resolved.

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

  The metals service center industry has been historically cyclical (with periods of strong demand and higher prices followed by periods of weaker demand and lower prices), principally due to the nature of the industries in which the largest consumers of metals operate. The domestic metals service center industry cycle is based on the cycles for the U.S. industries that it services. The Company believes its results have been less sensitive to economic trends than some of its competitors due to its customer base, product mix and the variety of industries served.

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

  Gross Profit. Gross profit increased $13.9 million to $294.6 million in fiscal 1998 compared to $280.7 million in fiscal 1997 and gross margin increased to 28.1% compared to 27.4%. Fiscal 1998 included a LIFO charge of $0.3 million compared to a corresponding LIFO credit of $3.5 million in fiscal 1997. Gross profit and gross margin from foreign operations was $11.4 million and 21.3% in fiscal 1998, compared to $13.4 million and 21.0% in fiscal 1997. Exclusive of foreign operations and LIFO, gross margin was 28.5% for fiscal 1998 compared to 27.5% in fiscal 1997. The increase of 1.0% is due to changes in product mix, primarily higher bar tonnage shipped (18%) and higher average prices on tubular products (3%) in fiscal 1998 compared to fiscal 1997. The Company believes such changes were primarily due to changes in customer demand toward products with higher margins, and not attributable to specific strategies or initiatives of the Company. In addition, the shift in demand did not reflect an identifiable trend in demand for product or by industry.

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

RESULTS OF OPERATIONS--YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

  Revenues. Revenues for fiscal 1997 decreased 0.2% to $1,023.6 million, compared to $1,025.7 million in fiscal 1996. Revenues from domestic operations for fiscal 1997 increased $0.8 million to $959.8 million compared to $959.0 million in fiscal 1996. Foreign revenues decreased $2.9 million to $63.8 million. While domestic revenues were relatively flat, foreign revenues were adversely impacted by general weaknesses in the local economies of Canada and the United Kingdom. In addition, the transition to the Company's new management information system in 1996 was disruptive to operations and reduced domestic revenues in fiscal 1996.

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

  The Company believes its sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes prior to their respective maturities. However, the Company anticipates that it will be necessary to replace the Revolving Credit Facility on or prior to its maturity in 2003 and to refinance all or a portion of the Term Loan on or prior to its maturity in 2004 and the 9 1/2% Senior Notes on or prior to their maturity in March 2005, although there can be no assurance on what terms, if any, the Company would be able to obtain such refinancing or additional financing. The Company's ability to make interest payments on the Revolving Credit Facility and the 9 1/2% Senior Notes and principal and interest payments on the Term Loan will be dependent on maintaining the level of performance reflected in the fiscal 1998 results, which will be dependent on a number of factors, many of which are beyond its control, and the continued availability of revolving credit borrowings. The Company's earnings were sufficient to cover fixed charges for fiscal 1998. Earnings were insufficient to cover fixed charges for fiscal years 1997 and 1996 by $26.1 million and $38.2 million, respectively.

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

  The Company's service centers are subject to many federal, state and local requirements relating to the protection of the environment, including hazardous waste disposal and underground storage tank regulations. The Company believes that it is in material compliance with all applicable environmental laws and that the Company's products and processes do not present any unusual environmental concerns. The Company does not anticipate any material expenditures or material recurring costs in the near future in connection with pollution control.

  Some of the properties owned or leased by the Company are located in industrial areas with histories of heavy industrial use. Although the location of these properties may result in the Company's incurring environmental liabilities that arise from causes other than the operations of the Company, the Company does not expect that any such liabilities will have a material adverse impact on the Company's results of operations, financial condition or liquidity. The Company does not carry environmental insurance coverage.

  The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Health and Safety Act and regulations thereunder, which, among other requirements, establish noise, dust and safety standards. The Company believes that it is in material compliance with applicable laws and regulations and does not anticipate that future compliance with such laws and regulations will have a material adverse effect on the results of operations or financial condition of the Company.

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

FOREIGN EXCHANGE EXPOSURE

  The functional currency for the Company's foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholder's equity. The Company does not hedge its exposure to foreign currency fluctuations. Net foreign currency transaction gains or losses have not been material in any of the years presented. See "Item 1. Business--Foreign Operations." However, the 1995 devaluation of the Mexican peso and ongoing instability of the peso and the Mexican economy had a negative impact on the Company's Mexican operations, which generated operating losses aggregating $2.9 million for the three fiscal years ended March 31, 1997.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the name, age (at March 31, 1998), principal occupation and business experience during the last five years of each of the directors and executive officers of the Company and Holding. The directors and executive officers of the Company and Holding are identical. The executive officers serve at the pleasure of the Board of Directors of the Company and Holding, respectively.

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

                         SUMMARY OF COMPENSATION TABLE

                                                    LONG-TERM
                                                   COMPENSATION
                                                      AWARDS
                                                 ----------------
                                                    SECURITIES
                           ANNUAL COMPENSATION   UNDERLYING STOCK
   NAME AND PRINCIPAL     ----------------------   OPTIONS/SAR       ALL OTHER
        POSITION          YEAR  SALARY  BONUS(1)      (#)(2)      COMPENSATION(3)
   ------------------     ---- -------- -------- ---------------- ---------------
Maurice S. Nelson, Jr. .  1998 $550,020 $591,111                     $ 64,924
 President, Chief         1997   91,670      --     1,320,000         150,000
 Executive Officer and
 Chief Operating
 Officer(4)

Charles P. Gallopo......  1998  209,701  276,663                       37,136
 Vice President, Chief    1997  196,470   84,714                       23,928
 Financial Officer        1996  195,023   12,102                       32,397
 and Secretary

Frank D. Travetto.......  1998  193,480  183,997       25,000          23,856
 Vice President,          1997  162,008      --                        12,488
 Merchandising            1996  156,945   63,965                       41,947

Kenneth L. Henry........  1998  161,561  150,050       25,000          60,973
 Vice President, Central  1997  135,627      --                        13,359
 Region                   1996  135,448   66,010                       16,177

R. Neil McCaffery.......  1998  154,447  146,859       25,000          14,989
 Vice President, Western  1997  131,336   17,009                        7,580
 Region                   1996   95,152  122,674                        7,720

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

  The Internal Revenue Service (the "IRS") is currently conducting an audit of the ESOP for the fiscal years ended March 31, 1992 through March 31, 1996. The IRS issued a preliminary report to the Company in which the IRS asserted that certain contributions of stock by Holding to the ESOP violated provisions of the Internal Revenue Code. The U.S. Department of Labor (the "DOL") is currently conducting an investigation of the same transactions involving the ESOP and has come to conclusions similar to those reached by the IRS. The Company believes that the assertions of the IRS and the DOL are incorrect and has responded accordingly. In connection with its investigation, the DOL and its advisors have also reviewed the valuation of Holding prepared for the ESOP for fiscal 1997. The Company does not have sufficient information to estimate its potential liability; however, the Company believes that the IRS and DOL investigations will be resolved in a manner that will not result in a material liability to the Company.

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

  (a)(3) Exhibits.

  See "Index to Exhibits" for listing of those exhibits included in this filing.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1*    Certificate of Incorporation of the Company. Incorporated by
           reference to Exhibit 3.1 of the Company's Registration Statement on
           Form S-1 as filed on January 15, 1993 (Registration No. 33-57134)
           (the "Company's 1993 Registration Statement").
  3.2*    By-laws of the Company. Incorporated by reference to Exhibit 3.2 of the Company's 1993 Registration Statement.
  4.1*    Form of Indenture with respect to the Company's 9 1/2% Senior Notes.
  4.2(a)* Form of Certificate for the Company's 9 1/2% Senior Notes, Series A,
           $100,000,000.
  4.2(b)* Form of Certificate for the Company's 9 1/2% Senior Notes, Series A,
           $4,350,000.
  4.2(c)* Form of Certificate for the Company's 9 1/2% Senior Notes, Series A,
           $650,000.
  4.3*    Purchase Agreement, dated as of March 19, 1998, among the Company,
           Donaldson, Lufkin & Jenrette Securities Corporation and BT Alex.
           Brown Incorporated, for an aggregate of $105,000,000 in principal amount of the Company's 9 1/2% Senior Notes due 2005.
  4.4*    Registration Rights Agreement, dated as of March 24, 1998, among the
           Company, Donaldson, Lufkin & Jenrette Securities Corporation and BT
           Alex. Brown Incorporated.
  4.5*    Amended and Restated Credit Agreement dated as of March 3, 1993, amended and restated as of March 24, 1998, among the Company,
           Holding, Various Financial Institutions, and BT Commercial
           Corporation, as Agent (the "Agent").
  4.6*    Term Loan Agreement ("Term Loan Agreement"), dated as of March 24,
           1998 among the Company, Various Financial Institutions, as the
           Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the
           Lenders, Bankers Trust Company, as the Documentation Agent for the
           Lenders and Fleet National Bank, as the Administrative Agent
           ("Administrative Agent") for the Lenders.
  4.7*    Form of Restructuring Agreement among Holding, the Company and KIA
           IV. Incorporated by reference to Exhibit 4.25 of Amendment No. 3 to the Company's 1993 Registration Statement ("Amendment No. 3").
  4.8*    Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of March 24, 1998.
  4.9*    Form of Security Agreement between the Company and BT Commercial
           Corporation, as Collateral Agent, Incorporated by Reference to
           Exhibit 4.27 of Amendment No. 3.
  4.10*   Form of Acknowledgement, Consent and Amendment, dated as of March 24,
           1998, between the Company and the Agent.
  4.11*   Form of Security Agreement, dated as of March 24, 1998 by the
           Company, in favor of the Administrative Agent.
  4.12*   Form of Mortgage, dated as of March 24, 1998, made by the Company in favor of the Administrative Agent.
  4.13*   Intercreditor Agreement, dated as of March 24, 1998, by and among
           Fleet National Bank, as the Administrative Agent, and BT Commercial
           Corporation, as Agent.
 10.1*    Stockholders Agreement, amended and restated as of September 14,
           1990, among Holding, KIA III-EMJ, KIA IV, Kelso Equity Partners II,
           L.P. and the Management Stockholders and Other Investors named therein. Incorporated by reference to Exhibit 4.1 of Holding's Post-
           Effective Amendment No. 1 to the Form S-1 Registration Statement as
           filed with the Commission on October 12, 1990 (Registration No. 33-
           35022) ("Holding's Post-Effective Amendment No. 1 to the 1990 Form
           S-1").

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
 10.50*  Form of Holding Incentive and Non-Qualified Stock Option Agreement.
          Incorporated by reference to Exhibit 10.58 to the Company's 1997 Form
          10-K.
 10.51*  Earle M. Jorgensen Holding Company, Inc. Stock Option Plan, as amended
          July 21, 1997. Incorporated by reference to Exhibit 10.61 to the
          Company's Quarterly Report on Form 10-Q, Commission File No. 5-10065
          for the fiscal quarter ended September 29, 1997.
 10.52*  Earle M. Jorgensen Company Management Incentive Compensation Plan.
          Incorporated by reference to Exhibit 10.62 to the Company's Quarterly
          Report on Form 10-Q, Commission File No. 5-10065 for the fiscal quarter ended December 31, 1997.
 12.1*   Statement of Computation of Number of Times Fixed Charges Earned.
 21*     Listing of the Company's subsidiaries.
 27*     Financial Data Schedule

--------
 * Previously filed.

  (b) Reports on Form 8-K.

    None

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brea, State of California, on the 31st day of July, 1998.

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

             SIGNATURES                          TITLE                  DATE
             ----------                          -----                  ----

     /s/ Earle M. Jorgensen          Director and Chairman          July 31, 1998
____________________________________  Emeritus
         Earle M. Jorgensen

____________________________________ Chairman of the Board and
         David M. Roderick            Chairman of The Executive
                                      Committee and Director

   /s/ Maurice S. Nelson, Jr.        President, Chief Executive     July 31, 1998
____________________________________  Officer and Chief Operating
       Maurice S. Nelson, Jr.         Officer and Director

     /s/ Charles P. Gallopo          Vice President, Chief          July 31, 1998
____________________________________  Financial Officer
         Charles P. Gallopo           (Principal Financial and
                                      Accounting Officer) and
                                      Secretary

____________________________________ Director
        Joseph S. Schuchert

____________________________________ Director
          Neven C. Hulsey

      /s/ Charles K. Ligon           Director                       July 31, 1998
____________________________________
          Charles K. Ligon

    /s/ William A. Marquard          Director                       July 31, 1998
____________________________________
        William A. Marquard

      /s/ Frank T. Nickell           Director                       July 31, 1998
____________________________________
          Frank T. Nickell

       /s/ John Rutledge             Director                       July 31, 1998
____________________________________
         Dr. John Rutledge

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
                           ===   =====  ========    =======    =========  ========


                            See accompanying notes.

                           EARLE M. JORGENSEN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                      YEAR ENDED MARCH 31,
                                                   -----------------------------
                                                     1998       1997      1996
                                                   ---------  --------  --------
OPERATING ACTIVITIES:
Net income (loss)................................  $  15,760  $(26,556) $(29,311)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Inventory adjustment...........................        --        --     26,882
  Write-off of foreign currency translation
   losses........................................        --      5,345       --
  Asset write-downs..............................        --      4,450     9,205
  Depreciation and amortization..................      9,475    10,620    12,022
  Amortization of debt issue costs and discount
   on senior notes included in interest expense..      1,892     2,279     2,279
  Write-off of debt issue costs and discount.....      3,225       --        --
  Accrued postretirement benefits................        280       280      (256)
  ESOP expense contributed to capital............      2,788     3,102     3,401
  Deferred income taxes..........................        660     1,202    (9,650)
  Gain on sale of property, plant and equipment..     (2,480)   (1,079)     (559)
  Loss on sale of subsidiaries...................      2,838       --        --
  Provision for bad debts........................        414     1,817     1,362
  Decrease (increase) in cash surrender value of
   life insurance over premiums paid.............        679    (1,798)   (1,894)
  Changes in operating assets and liabilities
   (excluding subsidiaries sold):
    Decrease (increase) in accounts receivable...      2,994    (1,697)   40,065
    Decrease (increase) in inventories, excluding
     the inventory adjustment above..............    (18,111)   14,407    (5,245)
    Decrease (increase) in other current assets..       (341)      635     2,921
    Increase (decrease) in accounts payable and
     accrued liabilities and expenses ...........     15,069   (19,428)   19,241
  Other (including the effect of exchange rate
   changes)......................................       (635)      917    (3,405)
                                                   ---------  --------  --------
      Net cash provided by (used in) operating
       activities................................     34,507    (5,504)   67,058
                                                   ---------  --------  --------
INVESTING ACTIVITIES:
Additions to property, plant and equipment.......     (7,264)   (4,449)  (16,658)
Proceeds from the sale of property, plant and
 equipment.......................................     12,534     4,630     1,158
Proceeds from sale of subsidiaries...............      6,918       --        --
Premiums paid on life insurance policies.........     (3,373)   (2,345)   (1,530)
Proceeds from redemption of life insurance poli-
 cies............................................        479     1,484       925
                                                   ---------  --------  --------
      Net cash provided by (used in) investing
       activities................................      9,294      (680)  (16,105)
                                                   ---------  --------  --------
FINANCING ACTIVITIES:
Net borrowings (payments) under revolving loan
 agreements......................................    (23,576)   12,149   (19,747)
Proceeds from issuance of senior notes and term
 loans...........................................    205,000       --        --
Repayment of senior notes........................   (155,000)      --        --
Costs associated with early retirement of debt...       (906)      --        --
Other borrowings (payments), net.................     (5,868)     (949)    3,291
Increase in debt issue costs.....................     (7,277)     (810)      --
Cash dividend to Parent..........................    (56,888)   (5,552)  (22,289)
                                                   ---------  --------  --------
      Net cash provided by (used in) financing
       activities................................    (44,515)    4,838   (38,745)
                                                   ---------  --------  --------
Net increase (decrease) in cash..................       (714)   (1,346)   12,208
Cash at beginning of year........................     21,477    22,823    10,615
                                                   ---------  --------  --------
Cash at end of year..............................  $  20,763  $ 21,477  $ 22,823
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

  DEBT ISSUE COSTS--Debt issue costs are deferred and amortized to interest expense on a straight line basis over the life of the underlying indebtedness. The amortization of debt issue costs aggregated $1,757,000, $2,144,000 and $2,144,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Accumulated amortization of debt issue costs was $55,000 and $8,612,000 at March 31, 1998 and 1997, respectively. In March 1998, the Company incurred $8,517,000 of costs related to the issuance of indebtedness and wrote-off $2,966,000 of unamortized debt issue costs related to retired debt in connection with a series of refinancing transactions (see Note 6).

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  During 1997 and 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures About Segments of an Enterprise and

                          EARLE M. JORGENSEN COMPANY

Related Information", SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", and SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." In addition, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt the FASB standards in fiscal 1999 and SOP 98-1 by fiscal 2000 and does not believe such adoptions will have a material impact to its financial statements.

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

                          EARLE M. JORGENSEN COMPANY

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

  The Credit Agreement contains financial covenants in respect of maintenance of minimum working capital and a fixed charge coverage ratio (as defined). The Credit Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends and other

                          EARLE M. JORGENSEN COMPANY
restricted payments by the Company and its subsidiaries in respect to their capital stock, and certain transactions with affiliates. On June 4, 1997, the Company received a waiver to fiscal 1997 financial covenants relating to consolidated net worth and fixed charge ratio and received amendments to other financial covenants for future periods.

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

                          EARLE M. JORGENSEN COMPANY

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

 Pension and Postretirement Benefit Plans

  The Company maintains a noncontributory defined benefit pension plan covering substantially all hourly union employees (the "Hourly Plan"). Benefits under the Hourly Plan are vested over 5 years and are determined based on years of service and the employee's compensation during the last ten years of employment. The assets of the Hourly Plan for participants are held in trust and consist of bonds, equity securities and insurance contracts and the Company contributes at least the minimum required annually under ERISA. Net

                          EARLE M. JORGENSEN COMPANY
pension expense for the Hourly Plan for the years ended March 31, 1998, 1997 and 1996 was $641,000, $420,000 and $500,000, respectively, and included the following components:

                                             1998        1997        1996
                                          -----------  ---------  -----------
     Service cost of benefits earned
      during the period.................. $   730,000  $ 509,000  $   484,000
     Interest cost on projected benefit
      obligation.........................     596,000    547,000      520,000
     Actual return on plan assets........  (1,940,000)  (924,000)  (1,892,000)
     Net amortization and deferral.......   1,255,000    288,000    1,388,000
                                          -----------  ---------  -----------
                                          $   641,000  $ 420,000  $   500,000
                                          ===========  =========  ===========

  The Company maintains an unfunded supplemental plan which provides benefits to highly compensated employees whose basic pension plan benefit is limited by the Internal Revenue Code (the "Supplemental Plan"). Net pension expense for the Supplemental Plan for the years ended March 31, 1998, 1997 and 1996 was $70,000, $67,000 and $67,000, respectively, and included the following components:

                                                         1998    1997    1996
                                                        ------- ------- -------
     Interest cost on projected benefit obligation..... $52,000 $53,000 $52,000
     Net amortization and deferral.....................  18,000  14,000  15,000
                                                        ------- ------- -------
                                                        $70,000 $67,000 $67,000
                                                        ======= ======= =======

  In addition to the Company's defined benefit pension plans, the Company sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees (the "Postretirement Plan"). The Postretirement Plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the Postretirement Plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution rate annually to compensate for the expected health care trend rate. The Company's policy is to fund the cost of medical benefits under this plan as they are submitted for reimbursement. Gains and losses realized from the remeasurement of the plan's liability are amortized to income over three years. Net benefit expense (income) for the Postretirement Plan for the years ended March 31, 1998, 1997 and 1996 was $280,000, $280,000 and $(256,000),
respectively, and included the following components:

                                                1998       1997       1996
                                              ---------  ---------  ---------
     Service cost of benefits earned during
      the period............................. $ 239,000  $ 203,000  $ 201,000
     Interest cost on projected benefit
      obligation.............................   216,000    211,000    183,000
     Net amortization and deferral...........  (175,000)  (134,000)  (640,000)
                                              ---------  ---------  ---------
                                              $ 280,000  $ 280,000  $(256,000)
                                              =========  =========  =========

                        EARLE M. JORGENSEN COMPANY

  Information as of March 31, 1998, regarding the Hourly Plan, Supplemental Plan, and Postretirement Plan follows:

                                                   SUPPLEMENTAL POSTRETIREMENT
                                      HOURLY PLAN      PLAN          PLAN
                                      -----------  ------------ --------------
   Accumulated benefit obligation,
    including vested benefits........ $(7,097,000)  $(793,000)   $(3,371,000)
   Projected benefit obligation......  (9,675,000)   (793,000)    (3,371,000)
   Fair value of plan assets.........  10,333,000         --             --
   Accrued pension costs.............    (607,000)   (480,000)    (3,600,000)
   Discount rate.....................        7.00%       7.00%          7.00%
   Expected long-term rate of return
    on assets........................        8.00%        --             --
   Rate of increase in compensation
    levels...........................        5.00%       5.00%           --

  As of March 31, 1998, the vested benefit obligation applicable to the Hourly Plan and the Supplemental Plan was $6,740,000 and $793,000, respectively.

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
                                                                     -----------
           Total.................................................... $57,572,000
                                                                     ===========

                          EARLE M. JORGENSEN COMPANY

 Other Commitments

  In connection with the 1990 merger, the Company agreed to pay Kelso & Companies, Inc. (Kelso), affiliates of which own the majority of Parent's common stock, an annual fee of $1.25 million each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. The Company also agreed to indemnify Kelso and its affiliates against certain claims, losses, damages and liabilities and expenses that may arise in connection with the merger. The agreement for advisory services was amended in September 1997 to provide such services at an annual fee of $625,000 for each of the fiscal years ending March 31, 1998 and 1999. The term of the agreement with Kelso is indefinite. Fees and expenses paid to Kelso in connection with these agreements totaled $687,000, $1,643,000 and $1,404,000 during the years ended March 31, 1998, 1997 and 1996, respectively.

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

  Union (New Jersey). During fiscal 1994, the Company was notified by the current owner that it has potential responsibility for the environmental contamination of a property formerly owned by a subsidiary and disposed of by such subsidiary prior to its acquisition by the Company. The prior owner of such subsidiary has also been notified of its potential responsibility. On March 27, 1997, the current owner of the property informed

                          EARLE M. JORGENSEN COMPANY
the Company that it estimated the cost of investigation and cleanup of the property at $875,000 and requested contribution to such costs from the Company and the prior owner. The Company has contested responsibility and commented on the cleanup plan. The Company does not have sufficient information to determine what potential liability it has, if any. Accordingly, no reserves have been specifically established for this matter as of March 31, 1998.

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