Form 10-K405/A
period 1998-03-31
JORGENSEN EARLE M CO /DE/
filed 1998-08-12
CIK 54003

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

                                          YEAR ENDED MARCH 31,
                          -------------------------------------------------------
                             1998        1997        1996        1995      1994
                          ----------  ----------  ----------  ---------- --------
                                         (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS
 DATA:
Revenues................  $1,050,005  $1,023,565  $1,025,659  $1,022,884 $843,380
Gross profit............     294,624     280,739     261,021     305,909  249,758
Operating expenses
 exclusive of
 restructuring and other
 non-recurring charges..     225,019     245,826     245,619     247,184  222,750
Restructuring and other
 non-recurring charges..       2,838      20,088      12,776         715    1,282
Income from operations..      66,767      14,825       2,626      58,010   25,726
Net interest expense....      41,059      40,880      40,874      34,604   30,032
Extraordinary loss(1)...       9,075         --          --          --       --
Net income (loss).......      15,760     (26,556)    (29,311)     19,919   (4,306)
BALANCE SHEET DATA:
Working capital.........  $  156,500  $  170,988  $  166,587  $  243,738 $176,280
Net property, plant &
 equipment..............     106,643     120,050     134,259     139,705  143,099
Total assets............     443,821     454,882     484,911     543,548  505,928
Long-term debt
 (including current
 portion)...............     312,234     291,286     279,952     296,274  294,136
Stockholder's equity....     (36,919)      1,927      25,141      76,400   54,708
OTHER SUPPLEMENTAL DATA:
Depreciation and
 amortization(2)........  $    9,475  $   10,620  $   12,022  $   14,135 $ 14,680
Non-cash ESOP
 expense(3).............       2,788       3,102       3,401       7,694    6,005
Net cash interest
 expense(4).............      39,993      37,747      37,310      31,592   26,457
Capital expenditures....       7,264       4,449      16,658      16,177   12,371
Ratio of earnings to
 fixed charges(5).......        1.54         --          --         1.58      --
Dividends paid(6).......      56,888       5,552      22,289       3,654    5,898

--------


(1) The extraordinary loss of $9,075 includes the write-off of deferred financing costs and payments of call premiums and other expenses in connection with early retirement of debt. See Note 6 to Consolidated Financial Statements.

(2) Depreciation and amortization excludes amortization of debt issue costs aggregating $1,757, $2,144, $2,114, $2,117 and $2,040 for the years ended
    March 31, 1998, 1997, 1996, 1995 and 1994, respectively, and debt issue costs of $550 written off in connection with an amendment to the Company's revolving loan agreement in fiscal 1996, reflected in the Company's consolidated statements of operations as interest expense.

(3) Non-cash ESOP expense represents the amount of ESOP expense charged to operations that were or will be funded in the form of Holding's equity securities.

(4) Net cash interest expense represents net interest expense, including interest expense associated with borrowings against cash surrender value of life insurance policies maintained by the Company, adjusted to exclude
    (i) the amortization and write-off of debt issue costs (see note (2) above) and bond discount, and (ii) accrued interest.

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

(6) Dividends paid to Holding in connection with Holding's repurchasing of its capital stock from terminated employees. In fiscal 1998, the Company also paid a dividend to Holding of $45,419 that was used by Holding to repay a portion of Holding Notes (as defined below) and accrued interest. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Refinancing Transactions".

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

  During the past several years, the Company has undergone substantial changes. In March 1997, the Company announced a $15.6 million restructuring plan that included selling certain foreign operations, closing four domestic distribution centers, and reducing the Company's workforce in order to improve operating efficiencies and margins. In addition, fiscal 1997 included a $4.5 million write-off of certain costs related to its management information and reporting system. In fiscal 1996, the Company recorded a $3.6 million restructuring charge for workforce reductions and a non-recurring charge of $9.2 million for asset write-downs and write-offs. In addition, fiscal 1996 included a charge to cost of sales of $26.9 million representing the difference between the Company's physical inventory balances and its perpetual inventory records after the implementation and conversion to a new management information system in February 1995. The implementation of the new computer system required a company-wide training effort and changes in operational processes that required a learning period for the system's users, and such implementation adversely affected the Company's results of operations in fiscal 1996. Start-up difficulties impacted sales, purchasing, receivables and inventory management and caused the Company to incur additional expense in correcting errors arising in the transition process. The Company believes that such problems have been resolved.

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

  Gross Profit. Gross profit increased $19.7 million to $280.7 million in fiscal 1997 compared to $261.0 million in fiscal 1996 and gross margin increased to 27.4% compared to 25.4%. The increases were primarily attributable to a charge to cost of sales of $26.9 million recorded in fiscal 1996 (see Note 2 to Consolidated Financial Statements). Fiscal 1997 also included a LIFO credit of $3.5 million compared to a corresponding LIFO charge of $9.7 million in fiscal 1996. Gross profit and gross margin from foreign operations was $13.4 million and 21.0% in fiscal 1997, compared to $15.6 million and 23.4% in fiscal 1996. Exclusive of foreign operations and LIFO, gross margin was 27.5% for fiscal 1997, compared to 26.6% in fiscal 1996. The increase of 0.9% reflects the charge to cost of sales in fiscal 1996 partially offset by the effect of changes in product and customer mix resulting from cyclical changes in industrial production, competitive pricing pressures, disposition of slow moving and discontinued inventory, and a sudden decline in stainless and aluminum sheet commodity prices.

  In preparing its financial statements for the year ended March 31, 1996, the Company recorded a charge to cost of sales of $26.9 million to adjust its inventory balance to a carrying value based upon its adjusted perpetual inventory records. This adjustment resulted from errors that arose in the implementation of a new information system. The errors were widespread and materially affected the inventories at virtually all of the Company's branch locations. A review analysis that began in February 1995 and was not concluded until shortly before the reporting of fiscal 1996 results in the first quarter of fiscal 1997 enabled the Company to identify that some errors were due to errors in quantities, decimal point placement, and units of measure input by branch personnel into the perpetual inventory records, but it was unable to identify the causes for other differences between physical quantities counted and priced at applicable cost, determined on the first-in, first-out basis that is used for the valuing inventory in the perpetual inventory records, and related quantities and carrying amounts in the perpetual inventories prior to adjustment. Today, the Company speculates that most of the unidentified differences likely resulted from transactions improperly processed or not processed by branch personnel due to their unfamiliarity with the new information system, because all of the efforts by the Company and its consultants found no defects in the software logic of the new information system's processing of inventory transactions and the physical counts continued to be taken by the same personnel who took the physical counts under the prior information systems and were familiar with the layout of the physical quantities of inventories at their locations. However, due to the large number of transactions handled daily, the Company was unable to identify such improperly processed transactions. Therefore, it was not practicable to determine the amount of the adjustment related to any particular type of error or any period prior to the fourth quarter of fiscal 1996.

  As a result of its intensive review and analysis, the Company identified a number of improvements that were implemented in the new information system, in the training of its personnel in the use of the new information system, and in the procedures performed in the monthly closing cycle to provide additional assurance that the inventory balances reported in its financial statements are fairly stated in accordance with its accounting policies. As a result of these improvements the Company has not experienced significant differences between its perpetual inventory balances and its priced-out physical counts in any subsequent period.

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

  Working capital and cash flows of the Company over the past three fiscal years are summarized below:

                                                         FISCAL YEAR
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
   SELECTED DATA:
   Working capital............................... $156,500  $170,988  $166,587
   Net cash provided by (used in) operating
    activities...................................   36,602    (5,951)   70,118
   Net cash provided by (used in) investing
    activities...................................    7,555      (680)  (16,105)
   Net cash provided by (used in) financing
    activities...................................  (44,515)    4,838   (38,745)

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

  Net cash provided by operations increased $42.6 million in fiscal 1998 compared to fiscal 1997 primarily due to the significant improvement in earnings and lower accounts receivable. The impact of higher inventories on operating cash flow in fiscal 1998 was offset by higher accounts payable and accrued liabilities.

  Net cash provided by investing activities increased $8.2 million in 1998 compared to 1997 primarily as a result of higher proceeds from fixed asset dispositions, including excess facilities in Hartford, Connecticut; Birmingham, Alabama; Grand Prairie, Texas; Detroit, Michigan and Kansas City, Missouri, and proceeds received from the sale of foreign subsidiaries in the U.K. and Mexico (see Note 4 to Consolidated Financial Statements), offset by higher capital expenditures.

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
                                                          =========  =========

                            See accompanying notes.

                           EARLE M. JORGENSEN COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                    YEAR ENDED MARCH 31,
                                              ---------------------------------
                                                 1998       1997        1996
                                              ---------- ----------  ----------
Revenues....................................  $1,050,005 $1,023,565  $1,025,659
Cost of sales...............................     755,381    742,826     764,638
                                              ---------- ----------  ----------
Gross profit................................     294,624    280,739     261,021
Expenses:
  Warehouse and delivery....................     128,495    135,287     129,966
  Selling...................................      37,147     40,791      41,794
  General and administrative................      59,377     69,748      73,859
  Restructuring.............................       2,838     15,638       3,571
  Other non-recurring charges...............         --       4,450       9,205
                                              ---------- ----------  ----------
    Total expenses..........................     227,857    265,914     258,395
                                              ---------- ----------  ----------
Income from operations......................      66,767     14,825       2,626
Interest expense, net.......................      41,059     40,880      40,874
                                              ---------- ----------  ----------
Income (loss) before income taxes and
 extraordinary item.........................      25,708    (26,055)    (38,248)
Income tax provision (benefit)..............         873        501      (8,937)
                                              ---------- ----------  ----------
Net income (loss) before extraordinary item.      24,835    (26,556)    (29,311)
Extraordinary loss, early retirement of
 debt.......................................       9,075        --          --
                                              ---------- ----------  ----------
Net income (loss)...........................  $   15,760 $  (26,556) $  (29,311)
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
                           ===   =====  ========    =======    =========  ========


                            See accompanying notes.

                           EARLE M. JORGENSEN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                      YEAR ENDED MARCH 31,
                                                   -----------------------------
                                                     1998       1997      1996
                                                   ---------  --------  --------
OPERATING ACTIVITIES:
Net income (loss)................................  $  15,760  $(26,556) $(29,311)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Write-off of foreign currency translation
   losses........................................        --      5,345       --
  Asset write-downs..............................        --      4,450     9,205
  Depreciation and amortization..................      9,475    10,620    12,022
  Amortization of debt issue costs and discount
   on senior notes included in interest expense..      1,892     2,279     2,279
  Write-off of debt issue costs and discount.....      3,225       --        --
  Accrued postretirement benefits................        280       280      (256)
  ESOP expense contributed to capital............      2,788     3,102     3,401
  Deferred income taxes..........................        660     1,202    (9,650)
  Gain on sale of property, plant and equipment..     (2,480)   (1,079)     (559)
  Loss on sale of subsidiaries...................      2,838       --        --
  Provision for bad debts........................        414     1,817     1,362
  Decrease (increase) in cash surrender value of
   life insurance over premiums paid.............        679    (1,798)   (1,894)
  Changes in operating assets and liabilities
   (excluding subsidiaries sold):
    Decrease (increase) in accounts receivable...      2,994    (1,697)   40,065
    Decrease (increase) in inventories...........    (18,111)   14,407    21,637
    Decrease (increase) in other current assets..       (341)      635     2,921
    Increase (decrease) in accounts payable and
     accrued liabilities and expenses ...........     15,069   (19,428)   19,241
  Other..........................................      1,460       470      (345)
                                                   ---------  --------  --------
      Net cash provided by (used in) operating
       activities................................     36,602    (5,951)   70,118
INVESTING ACTIVITIES:
Additions to property, plant and equipment.......     (7,264)   (4,449)  (16,658)
Proceeds from the sale of property, plant and
 equipment.......................................     12,534     4,630     1,158
Costs associated with sale of subsidiaries.......     (1,739)      --        --
Proceeds from sale of subsidiaries...............      6,918       --        --
Premiums paid on life insurance policies.........     (3,373)   (2,345)   (1,530)
Proceeds from redemption of life insurance poli-
 cies............................................        479     1,484       925
                                                   ---------  --------  --------
      Net cash provided by (used in) investing
       activities................................      7,555      (680)  (16,105)
FINANCING ACTIVITIES:
Net borrowings (payments) under revolving loan
 agreements......................................    (23,576)   12,149   (19,747)
Proceeds from issuance of senior notes and term
 loans...........................................    205,000       --        --
Repayment of senior notes........................   (155,000)      --        --
Costs associated with early retirement of debt...       (906)      --        --
Other borrowings (payments), net.................     (5,868)     (949)    3,291
Increase in debt issue costs.....................     (7,277)     (810)      --
Cash dividend to Parent..........................    (56,888)   (5,552)  (22,289)
                                                   ---------  --------  --------
      Net cash provided by (used in) financing
       activities................................    (44,515)    4,838   (38,745)
Effect of exchange rate changes on cash..........       (356)      447    (3,060)
                                                   ---------  --------  --------
Net increase (decrease) in cash..................       (714)   (1,346)   12,208
Cash at beginning of year........................     21,477    22,823    10,615
                                                   ---------  --------  --------
Cash at end of year..............................  $  20,763  $ 21,477  $ 22,823
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