Form 10-Q
period 1998-06-30
JORGENSEN EARLE M CO /DE/
filed 1998-08-14
CIK 54003

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number: 1-7537
                        ------


                          EARLE M. JORGENSEN COMPANY
            (Exact name of registrant as specified in its charter)


              Delaware                                     95-0886610
   -------------------------------                     -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   3050 East Birch Street, Brea, California              92821
   ----------------------------------------            ----------
   (Address of principal executive offices)            (Zip Code)

                Registrant's telephone number:  (714) 579-8823
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

Outstanding common stock, par value $.01 per share, at July 31, 1998 -
128 shares
----------

                          EARLE M. JORGENSEN COMPANY
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         ---------------------------------

         Consolidated Balance Sheets at June 30, 1998 (unaudited)
           and March 31, 1998                                                2

         Consolidated Statements of Operations for the
           Three Months Ended June 30, 1998 and 1997 (unaudited)             3

         Consolidated Statements of Cash Flows for the
           Three Months Ended June 30, 1998 and 1997 (unaudited)             4

         Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations                                 6
         -----------------------------------


PART II - OTHER INFORMATION                                                  9

SIGNATURES                                                                  10


PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     June 30, 1998             March 31, 1998
                                                                     -------------             --------------
                                                                      (unaudited)
ASSETS
Current assets:
   Cash                                                              $      16,089             $       20,763
   Accounts receivable, less allowance for doubtful
     accounts of $541 and $406 at June 30, 1998
     and March 31, 1998, respectively                                       96,643                    105,303
   Inventories                                                             217,175                    180,403
   Other current assets                                                      6,391                      4,963
                                                                     -------------             --------------
       Total current assets                                                336,298                    311,432
                                                                     -------------             --------------

Property, plant and equipment, net of accumulated
   depreciation of $55,351 and $53,385 at June 30,
   1998 and March 31, 1998, respectively                                   104,824                    106,643
Net cash surrender value of life insurance policies                         19,036                     16,470
Debt issue costs, net of accumulated amortization                            7,259                      7,316
Other assets                                                                 1,793                      1,960
                                                                     -------------             --------------
       Total assets                                                  $     469,210             $      443,821
                                                                     =============             ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                  $      85,775             $       92,061
   Accrued employee compensation and related taxes                           6,560                     12,587
   Accrued employee benefits                                                 9,894                     10,004
   Other accrued liabilities                                                20,578                     15,533
   Deferred income taxes                                                    22,473                     21,963
   Current portion of  long-term debt                                        1,500                      1,500
                                                                     -------------             --------------
       Total current liabilities                                           146,780                    153,648
                                                                     -------------             --------------

Long term debt                                                             335,082                    310,734
Deferred income taxes                                                       12,709                     12,709
Other long-term liabilities                                                  3,799                      3,649

Stockholder's equity:
   Preferred stock, $.01 par value; 200 shares authorized and
      unissued                                                                 ---                        ---
   Common stock, $.01 par value; 2,800 shares authorized;
      128 shares issued and outstanding                                        ---                        ---
   Additional paid in capital                                              116,303                    116,789
   Accumulated other comprehensive loss--foreign currency
      translation adjustments                                                 (345)                      (278)
   Accumulated deficit                                                    (145,118)                  (153,430)
                                                                     -------------             --------------
       Total stockholder's equity                                          (29,160)                   (36,919)
                                                                     -------------             --------------
       Total liabilities and stockholder's equity                    $     469,210             $      443,821
                                                                     =============             ==============

See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                         ------------------------------------
                                                                         June 30, 1998          June 30, 1997
                                                                         -------------          -------------
                                                                                     (unaudited)

Revenues                                                                 $     250,576          $     259,933

Cost of sales                                                                  178,438                187,928
                                                                         -------------          -------------

    Gross profit                                                                72,138                 72,005

Expenses:
 Warehouse and delivery                                                         30,493                 32,285
 Selling                                                                         9,194                  9,452
 General and administrative                                                     13,511                 14,187
                                                                         -------------          -------------
     Total expenses                                                             53,198                 55,924
                                                                         -------------          -------------

Income from operations                                                          18,940                 16,081

Interest expense, net                                                           10,048                 10,028
                                                                         -------------          -------------

Income before income taxes                                                       8,892                  6,053

Income tax expense                                                                 580                    500
                                                                         -------------          -------------

Net income                                                                       8,312                  5,553

Other comprehensive income (loss), net of income tax--foreign
 currency translation adjustments                                                  (67)                    76
                                                                         -------------          -------------
Comprehensive income                                                     $       8,245          $       5,629
                                                                         =============          =============

See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                         ------------------------------------
                                                                         June 30, 1998          June 30, 1997
                                                                         -------------          -------------
                                                                                     (unaudited)
OPERATING ACTIVITIES
Net income                                                               $       8,312          $       5,553
Adjustments to reconcile net income to net cash used for
   operating activities:
      Depreciation and amortization                                              2,234                  2,431
      Amortization of debt issue costs and discount on senior
       notes                                                                       323                    474
      (Gain) loss on sale of property, plant and equipment                         140                   (680)
      ESOP contribution                                                          1,044                    849
      Provision for bad debts                                                      266                    286
      Changes in assets and liabilities:
         Accounts receivable                                                     8,394                    989
         Inventories                                                           (36,772)               (17,902)
         Increase in cash surrender value of life insurance                     (2,595)                (1,922)
         Accounts payable and accrued liabilities and expenses                  (7,184)                (2,881)
         Accrued postretirement benefits                                           120                    120
         Current and deferred income taxes                                         510                    500
         Other                                                                  (1,313)                   413
                                                                         -------------          -------------
         Net cash used in operating activities                                 (26,521)               (11,770)

INVESTING ACTIVITIES
Additions to property, plant and equipment                                      (2,387)                (1,080)
Proceeds from the sale of property, plant and equipment                          1,883                  2,273
Proceeds from redemption of life insurance policies                                 29                    445
                                                                         -------------          -------------
         Net cash provided by (used in) investing activities                      (475)                 1,638

FINANCING ACTIVITIES
Net borrowings under revolving loan agreements                                  25,098                  4,269
Payments on other debt                                                            (750)                  (238)
Cash dividend to parent                                                           (486)                  (527)
Payment of debt issue costs                                                     (1,504)                   ---
                                                                         -------------          -------------
         Net cash provided by financing activities                              22,358                  3,504

Effect of exchange rate changes on cash                                            (36)                    (9)
                                                                         -------------          -------------

NET DECREASE IN CASH                                                            (4,674)                (6,637)
Cash at beginning of period                                                     20,763                 21,477
                                                                         -------------          -------------

CASH AT END OF PERIOD                                                    $      16,089          $      14,840
                                                                         =============          =============

See accompanying notes.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998

1.   BASIS OF PRESENTATION

     The Earle M. Jorgensen Company (the "Company") is a wholly owned subsidiary of the Earle M. Jorgensen Holding Company, Inc. ("Holding").

     The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries including Earle
     M. Jorgensen Company (UK) Ltd. (which was sold in January 1998), Kilsby Jorgensen S.A. de C.V. (which was sold in August 1997), Earle M. Jorgensen (Canada) Inc. and Stainless Insurance Ltd., a captive insurance subsidiary. All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at June 30, 1998 and the consolidated results of operations and cash flows for the three months ended June 30, 1998 and 1997. The consolidated results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

     Certain prior year amounts have been reclassified to conform with the current year presentation.


2.   COMPREHENSIVE INCOME

     Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting and disclosure of comprehensive income and its components. For the three months ended June 30, 1998 and 1997, comprehensive income included foreign currency translation adjustments of ($67,000) and $76,000, respectively. Prior to the adoption of SFAS No. 130, the Company's foreign currency translation adjustments were reported separately in stockholder's equity. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholder's equity.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  Three months ended June 30, 1998 compared to three
                        --------------------------------------------------
                        months ended June 30, 1997.
                        ---------------------------

Revenue. Revenues for the first quarter of fiscal 1999 were $250.6 million, compared to $259.9 million for the same period in fiscal 1998. Revenues from domestic operations decreased $2.6 million (1.1%) to $242.4 million in the first quarter of fiscal 1999 when compared to $245.0 million for the same period in fiscal 1998. Such decrease was attributable to lower buyout and direct mill revenues, which are generally associated with larger customers, partially offset by an increase in stock sales. Revenues from domestic stock sales increased approximately 2% as the result of a 3% increase in tonnage shipped (primarily bar products) offset by a 1% decrease in average prices. In general, domestic revenues during the first quarter of fiscal 1999 were impacted by the financial crisis in Asia and from an overall slowdown in the U.S. economy. Revenues from international operations decreased $6.7 million to $8.2 million in the first quarter of fiscal 1999 when compared to the same period in fiscal 1998 due to the sale of the Company's subsidiaries in the U.K. and Mexico during fiscal 1998.

Gross Profit.   Gross profit for the first quarter of fiscal 1999 was $72.1 million, compared to $72.0 million for the same period in fiscal 1998. Consolidated gross margin for the first quarter of fiscal 1999 increased to 28.8% compared to 27.7% for the same period in fiscal 1998. Gross profit for the fiscal 1999 and 1998 periods included a LIFO charge of $0.1 million and $0.8 million, respectively. Gross profit from international operations was $1.8 million and gross margin was 22.0% during the first quarter of fiscal 1999, compared to $3.3 million and 22.0%, respectively, for the same period in fiscal 1998. Exclusive of international operations and LIFO adjustments, gross margin was 29.0% for the first quarter of fiscal 1999 compared to 28.4% for the same period in fiscal 1998. The increase of 0.6% was attributable to lower unit costs and changes in product mix, including increased levels of higher margin value-added goods and services.

Expenses. Total operating expenses for the first quarter of fiscal 1998 were $53.2 million (21.2% of revenues), compared to $55.9 million (21.5% of revenues) for the same period in fiscal 1998. The lower operating expenses generally reflect the impact of the Company's prior years' restructuring efforts, including the sale of its foreign operations in the U.K. and Mexico, and the results of the ongoing reengineering and cost reduction programs designed to improve asset and employee productivity and operating profits.

Warehouse and delivery expenses for the first quarter of fiscal 1999 were $30.5 million (12.2% of revenues), compared to $32.3 million (12.4% of revenues) for the same period in fiscal 1998. The fiscal 1999 period benefited from lower freight costs resulting from repositioning depot inventory to selling branches, lower employee benefit expenses, and lower facility costs resulting primarily from the sale of the Company's U.K. and Mexican subsidiaries in fiscal 1998. As of June 30, 1998, 1,232 employees were involved in warehouse and delivery activities, compared to 1,285 as of March 31, 1998 and 1,331 as of June 30, 1997.

Selling expenses for the first quarter of fiscal 1999 were $9.2 million (3.7% of revenues), compared to $9.5 million (3.6% of revenues) for the same period in fiscal 1998. The decrease resulted from the sale of the Company's U.K. and Mexican subsidiaries in fiscal 1998.

General and administrative expenses were $13.5 million (5.4% of revenues) during the first quarter of 1999 compared to $14.2 million (5.5% of revenues) for the same period in fiscal 1998. The fiscal 1999 period included lower leasehold, occupancy, communication and compensation expenses resulting primarily from the sale of the Company's U.K. and Mexican subsidiaries in fiscal 1998, offset by losses (versus gains in fiscal 1998) from sale of fixed assets, and lower purchase discounts.

Net Interest Expense. Net interest expense was $10.0 million for the first quarter of fiscal 1999 and 1998. Such amounts include interest and amortization of debt issue costs related to the Company's revolving credit facility (the "Revolving Credit Facility"), its 9-1/2% senior notes (as applicable, the Company's 10 3/4% Senior Notes which were redeemed on March 24, 1988 and its "9-1/2% Senior Notes"), its variable rate term loan (the "Term Loan") (in the fiscal 1999 period only) and interest on borrowings against the cash surrender value of certain life insurance policies.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  Three months ended June 30, 1998 compared to three
                        --------------------------------------------------
                        months ended June 30, 1997. (continued)
                        ---------------------------------------

Interest expense and amortization of debt issue costs related to the Company's outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) totaled $7.4 million for the first quarter of fiscal 1999 compared to $7.5 million for the same period in fiscal 1998. The average outstanding indebtedness during the first quarter of fiscal 1999 was $324.3 million, compared to $297.9 million for the same period in fiscal 1998. The weighted average interest rate on such indebtedness was 8.68% during the first quarter of fiscal 1999 versus 9.68% during the same period in fiscal 1998. During the three months ended June 30, 1998 and 1997, borrowings under the Company's Revolving Credit Facility averaged $106.7 million and $124.4 million and the average interest rate on such borrowings was 7.73% and 8.57%, respectively.

Interest expense associated with borrowings against the cash surrender value of certain life insurance policies maintained by the Company was $2.6 million for the fiscal 1999 period compared to $2.5 million for the same period in fiscal 1998.

The interest rates on the Company's 9-1/2 Senior Notes and on the borrowings under the life insurance policies are fixed at 9.50% and 11.76%, respectively. The interest rates on the Company's Revolving Credit Facility and Term Loan are floating (7.84% and 8.90%, respectively, as of June 30, 1998). In June 1998, the Company entered into an interest rate swap agreement with Bankers Trust Company that effectively fixed the interest rate on the Term Loans at approximately 9.05% through June 2003. Such agreement requires Bankers Trust Company to make payments to the Company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the London Interbank Offered Rate for three month maturities ("Three Month LIBOR") and a reference rate of 5.6875%, if the Three Month LIBOR is greater than such reference rate on a per diem basis. If Three Month LIBOR is lower than a reference rate of 5.795%, the Company is required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between such reference rate and Three Month LIBOR on a per diem basis.

Income Taxes. Income tax expense for the first quarter of fiscal 1999 and 1998 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first quarter of fiscal 1999 and 1998 were offset by recognition of tax benefits associated with the Company's loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for debt service and related obligations through the end of fiscal 1999 are expected to consist primarily of interest payments under its Revolving Credit Facility, interest and principal payments on its Term Loan, interest payments on the 9-1/2% Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and the employee stock ownership plan, capital expenditures and principal and interest payments on the Company's industrial revenue bonds. As of June 30, 1998, principal payments required by the Company's currently outstanding industrial revenue bond indebtedness amount to $0.5 million in fiscal 2000, $1.4 million in fiscal years 2001 through 2004 and $6.2 million in the aggregate thereafter through 2010.
The Company will not be required to make any principal payments in respect of its 9-1/2% Senior Notes until 2005. The Company's Revolving Credit Facility will mature in 2003 and its Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. As of June 30, 1998, the Company was in compliance with all covenants under its Revolving Credit Facility, its Term Loan and its 9-1/2% Senior Notes. Although compliance with such covenants in the future is largely dependent on the future performance of the Company and general economic conditions, for which there can be no assurance, the Company expects that it will continue to be in compliance with all of its debt covenants for the foreseeable future.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At June 30, 1998, the Company's primary sources of liquidity were available borrowings of $75.8 million under its Revolving Credit Facility, available borrowings of approximately $8.2 million against certain life insurance policies and internally generated funds. Borrowings under the Company's Revolving Credit Facility are secured by the Company's domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of such assets. The Company's Term Loan is secured by a first priority lien on a substantial portion of the Company's current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse to the Company. The interest rate on the loans is 0.5% greater than the dividend income rate on the policies. For the first quarter of fiscal 1999, dividend income earned under the policies totaled $2.5 million, compared to $2.3 million for the same period in fiscal 1998 and is reported as an offset to general and adminstrative expenses in the accompanying statements of operations. As of June 30, 1998, there was approximately $19.0 million of cash surrender value in all life insurance policies maintained by the Company, net of borrowings.

For fiscal 1999, the Company has planned approximately $15.3 million of capital expenditures (including $4.3 million deemed carryover from the fiscal 1998 budget) to be financed from internally generated funds. Approximately $8.1 million is for routine replacement of machinery and equipment and facility improvements and expansions, $5.3 million is for the purchase of a leased facility, and $1.9 million is for further additions to the Company's management
information systems.   During the first three months of fiscal 1999, the Company
spent $ 2.4 million for planned capital expenditures.

The Company's working capital at June 30, 1998 increased $31.7 million to $189.5 million when compared to $157.8 million at March 31, 1998. The increase resulted from higher inventories ($36.8 million) and lower accounts payables and accrued liabilities ($7.4 million) offset by lower accounts receivables ($8.7 million). The Company's average accounts receivables days outstanding were 36.6 days as of June 30, 1998 versus 36.1 days for fiscal 1998.

Net cash used in operating activities during the first quarter of fiscal 1999 was $26.5 million, compared to $11.8 million in the same period of fiscal 1998. The change in net cash used reflects higher inventory levels and a reduction in accounts payables and accrued liabilities and expenses offset by lower accounts receivables and improved earnings.

Net cash used in investing activities was $0.5 million during the first quarter of fiscal 1998, compared to net cash provided of $1.6 million in the same period of fiscal 1998. Investing activities during the first quarter of fiscal 1999 cash flows were impacted by higher capital expenditures and lower proceeds received from redemption of life insurance policies and from fixed asset dispositions.

Net cash provided by financing activities during the first quarter of fiscal 1999 totaled $22.4 million, compared to $3.5 million in the same period of fiscal 1998. The increase was attributable to higher borrowings under the Company's Revolving Credit Facility, offset by payments of debt issue costs associated with a series of refinancing transactions consummated in March 1998.

As of June 30, 1998, the Company believes its sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on its Revolving Credit Facility, its Term Loan and its 9-1/2% Senior Notes prior to their respective maturities. However, the Company anticipates that it will be necessary to replace its Revolving Credit Facility on or prior to its maturity in 2003 and to refinance all or a portion of its Term Loan on or prior to its maturity in 2004 and its 9-1/2% Senior Notes on or prior to their maturity in March 2005, although there can be no assurance on what terms, if any, the Company would be able to obtain such refinancing or additional financing. The Company's ability to make interest payments on its Revolving Credit Facility and 9-1/2% Senior Notes and principal and interest payments on its Term Loan will be dependent on maintaining the level of performance reflected in the last twelve months, which will be dependent on a number of factors, many of which are beyond its control, and the continued availability of revolving credit borrowings.

PART II  -  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) On July 23, 1998, the Company's sole stockholder executed and delivered a written consent of stockholder.

          (b) The consent provided for the re-election of the Company's Board of Directors in its entirety and for the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ending March 31, 1999.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

               Exhibit 27.    Financial Data Schedule


          (b)  Reports on Form 8-K
               -------------------

               The Registrant was not required to file a Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    EARLE M. JORGENSEN COMPANY


                                    /s/ Maurice S. Nelson, Jr.
                                    --------------------------
Date: August 14, 1998               Maurice S. Nelson, Jr.
                                    President, Chief Executive Officer



                                    /s/ Charles P. Gallopo
                                    ----------------------
Date: August 14, 1998               Charles P. Gallopo
                                    Vice President, Chief Financial Officer and
                                    Secretary (Principal Financial and
                                    Accounting Officer)