Form 10-Q
period 1998-09-29
JORGENSEN EARLE M CO /DE/
filed 1998-11-12
CIK 54003

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL QUARTER ENDED SEPTEMBER 29, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER: 1-7537

                             EARLE M. JORGENSEN COMPANY
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                    95-0886610
     -----------------------------------------           -----------------------
        (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

    3050 EAST BIRCH STREET, BREA, CALIFORNIA                      92821
   -------------------------------------------           -----------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


          Registrant's telephone number:      (714) 579-8823
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

Outstanding common stock, par value $.01 per share, at September 29, 1998 - 128 shares
----------

                                EARLE M. JORGENSEN
                             COMPANY  TABLE OF CONTENTS


                                                                                     PAGE
                                                                                     ----
PART I -  FINANCIAL INFORMATION

Item 1    CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at September 29, 1998 (unaudited) and           2
               March 31, 1998

          Consolidated Statements of Operations for the Three Months and Six
               Months Ended September 29, 1998 and 1997 (unaudited)                   3

          Consolidated Statements of Cash Flows for the Six Months Ended
               September 29, 1998 and 1997 (unaudited)                                4

          Notes to Consolidated Financial Statements                                  5

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                               6

PART II - OTHER INFORMATION                                                           11

SIGNATURES                                                                            12


PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                               SEPTEMBER 29,      MARCH 31,
                                                                                    1998             1998
                                                                               -------------      ---------
                                                                                (UNAUDITED)
ASSETS
Current assets:
     Cash                                                                            $14,830         $20,763
     Accounts receivable, less allowance for doubtful accounts of $715 and
        $406 at September 29, 1998 and March 31, 1998, respectively                   91,033         105,303
     Inventories                                                                     217,554         180,403
     Other current assets                                                              3,958           4,963
                                                                                  ----------      ----------
          Total current assets                                                       327,375         311,432
                                                                                  ----------      ----------

Property, plant and equipment, net of accumulated depreciation of $54,563
    and $53,385 at September 29, 1998 and March 31, 1998, respectively               104,123         106,643
Net cash surrender value of life insurance policies                                   21,434          16,470
Debt issue costs, net of accumulated amortization                                      7,159           7,316
Other assets                                                                           1,610           1,960
                                                                                  ----------      ----------
          Total assets                                                              $461,701        $443,821
                                                                                  ----------      ----------
                                                                                  ----------      ----------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                                                $67,232        $ 92,061
     Accrued employee compensation and related taxes                                   6,908          12,587
     Accrued employee benefits                                                         9,725          10,004
     Other accrued liabilities                                                        27,023          15,533
     Deferred income taxes                                                            21,963          21,963
     Current portion of long-term debt                                                 1,500           1,500
                                                                                  ----------      ----------
          Total current liabilities                                                  134,351         153,648
                                                                                  ----------      ----------

Long term debt                                                                       337,563         310,734
Deferred income taxes                                                                 13,371          12,709
Other long-term liabilities                                                            3,863           3,649

Stockholder's equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued                       --              --
Common stock, $.01 par value; 2,800 shares authorized; 128 shares issued
   and outstanding                                                                        --              --
Additional paid in capital                                                           115,712         116,789
Accumulated other comprehensive loss--foreign currency
   translation adjustments                                                              (447)           (278)
Accumulated deficit                                                                 (142,712)       (153,430)
                                                                                  ----------      ----------
          Total stockholder's equity                                                 (27,447)        (36,919)
                                                                                  ----------      ----------
          Total liabilities and stockholder s equity                                $461,701        $443,821
                                                                                  ----------      ----------
                                                                                  ----------      ----------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)


                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                              ----------------------------   ----------------------------
                                              SEPTEMBER 29,  SEPTEMBER 29,   SEPTEMBER 29,  SEPTEMBER 29,
                                                   1998           1997           1998            1997
                                              -------------  -------------   -------------  -------------
Revenues                                           $225,967       $259,501        $476,543       $519,434

Cost of sales                                       161,407        186,133         339,845        374,061
                                              -------------  -------------   -------------  -------------
     Gross profit                                    64,560         73,368         136,698        145,373

Expenses:
 Warehouse and delivery                              30,866         31,661          61,359         63,946
 Selling                                              8,624          9,600          17,818         19,052
 General and administrative                          12,274         15,382          25,785         29,569
                                              -------------  -------------   -------------  -------------
     Total expenses                                  51,764         56,643         104,962        112,567
                                              -------------  -------------   -------------  -------------

Income from operations                               12,796         16,725          31,736         32,806

Interest expense, net                                10,261         10,481          20,309         20,509
                                              -------------  -------------   -------------  -------------

Income before income taxes                            2,535          6,244          11,427         12,297

Income tax expense                                      129            ---             709            500
                                              -------------  -------------   -------------  -------------

Net income                                            2,406          6,244          10,718         11,797

Other comprehensive loss, net of income taxes
-- foreign currency translation adjustments             102            161             169             85
                                              -------------  -------------   -------------  -------------

Comprehensive income                                 $2,304         $6,083         $10,549        $11,712
                                              -------------  -------------   -------------  -------------
                                              -------------  -------------   -------------  -------------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)


                                                                                        SIX MONTHS ENDED
                                                                                 -------------------------------
                                                                                 SEPTEMBER 29,     September 29,
                                                                                      1998             1997
                                                                                 -------------     -------------
OPERATING ACTIVITIES
Net income                                                                             $10,718          $11,797
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                       4,481            4,818
     Amortization of debt issue costs and discount on senior notes                         647              947
     Gain on sale of property, plant and equipment                                        (406)            (376)
     ESOP contribution                                                                   1,765            1,616
     Provision for bad debts                                                               531              612
     Changes in assets and liabilities:
          Accounts receivable                                                           13,739            3,835
          Inventories                                                                  (37,151)         (27,443)
          Increase in cash surrender value of life insurance                            (5,766)          (4,043)
          Accounts payable and accrued liabilities and expenses                        (19,824)            (844)
          Accrued postretirement benefits                                                  240              240
          Current and deferred income taxes                                                662              500
          Other                                                                          1,234           (1,007)
                                                                                 -------------     -------------
          Net cash used in operating activities                                        (29,130)          (9,348)

INVESTING ACTIVITIES
Additions to property, plant and equipment                                              (4,280)          (2,539)
Proceeds from the sale of property, plant and equipment                                  2,733            4,475
Proceeds from sale of subsidiary                                                           ---            1,700
Proceeds from redemption of life insurance policies                                        802              371
                                                                                 -------------     -------------
          Net cash provided by (used in) investing activities                             (745)           4,007

FINANCING ACTIVITIES
Net borrowings under revolving loan agreements                                          27,829            6,314
Payments on other debt                                                                  (1,000)            (475)
Cash dividend to parent                                                                 (1,077)            (784)
Payment of debt issue costs                                                             (1,728)             ---
                                                                                 -------------     -------------
          Net cash provided by financing activities                                     24,024            5,055

Effect of exchange rate changes on cash                                                    (82)               4
                                                                                 -------------     -------------

NET DECREASE IN CASH                                                                    (5,933)            (282)
Cash at beginning of period                                                             20,763           21,477
                                                                                 -------------     -------------

CASH AT END OF PERIOD                                                                  $14,830          $21,195
                                                                                 -------------     -------------
                                                                                 -------------     -------------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER  29, 1998

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at September 29, 1998 and the consolidated results of operations for the three months and six months ended September 29, 1998 and 1997 and consolidated cash flows for the six months ended September 29, 1998 and 1997. The consolidated results of operations for the three months and six months ended September 29, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   COMPREHENSIVE INCOME

     Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting and disclosure of comprehensive income and its components. Comprehensive income included foreign currency translation adjustments of ($102,000) and ($161,000) for the comparative three months and ($169,000) and ($85,000) for the comparative six months ended September 29, 1998 and 1997, respectively. Prior to the adoption of SFAS No. 130, the Company's foreign currency translation adjustments were reported separately in stockholder's equity. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholder's equity.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 29, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 29, 1997.

REVENUE. Revenues for the first six months of fiscal 1999 were $476.5 million, compared to $519.4 million for the same period in fiscal 1998. Revenues from domestic operations decreased $28.5 million (5.8%) to $461.4 million in the first six months of fiscal 1999 when compared to $489.9 million for the same period in fiscal 1998. Revenues from domestic stock sales decreased approximately 4% as the result of decreases in tonnage shipped and average price. In general, domestic revenues during the first six months of fiscal 1999 were impacted by repercussions from the financial crisis in Asia, weakness in the oil industry and from the overall slowdown in the U.S. economy. Revenues from international operations decreased $14.4 million to $15.1 million in the first six months of fiscal 1999 when compared to $29.5 million for the same period in fiscal 1998 due to the sale of the Company's subsidiaries in the U.K. and Mexico during fiscal 1998.

GROSS PROFIT. Gross profit for first six months of fiscal 1999 was $136.7 million, compared to $145.4 million for the same period in fiscal 1998. Consolidated gross margin for the first six months of fiscal 1999 increased to 28.7% compared to 28.0% for the same period in fiscal 1998. Gross profit for the fiscal 1999 and 1998 periods included a LIFO charge of $0.7 million and $1.3 million, respectively. Gross profit from international operations was $3.3 million and gross margin was 21.9% during the first six months of fiscal 1999, compared to $6.3 million and 21.4%, respectively, for the same period in fiscal 1998. The changes in gross profit and gross margin from international operations were due to the sale of the Company's subsidiaries in the U.K. and Mexico during fiscal 1998. Exclusive of international operations and LIFO adjustments, gross margin was 29.1% for the first six months of fiscal 1999 compared to 28.7% for the same period in fiscal 1998. The increase of 0.4% was attributable to changes in product mix, which do not reflect any identifiable trends in industry demand or Company strategy.

EXPENSES. Total operating expenses for the first six months of fiscal 1999 were $105.0 million (22.0% of revenues), compared to $112.6 million (21.7% of revenues) for the same period in fiscal 1998. The lower operating expenses generally reflect the impact from lower revenues, the Company's sale of its foreign operations in the U.K. and Mexico in fiscal 1998, and the results of the ongoing reengineering and cost reduction programs designed to improve asset and employee productivity and operating profits.

Warehouse and delivery expenses for the first six months of fiscal 1999 were $61.4 million (12.9% of revenues), compared to $63.9 million (12.3% of revenues) for the same period in fiscal 1998. The fiscal 1999 period reflects lower compensation expense, lower freight costs resulting from the decrease in tonnage shipped and the impact from the sale of the Company's U.K. and Mexican subsidiaries in fiscal 1998.

Selling expenses for the first six months of fiscal 1999 were $17.8 million (3.7% of revenues), compared to $19.1 million (3.7% of revenues) for the same period in fiscal 1998. The fiscal 1999 period reflects lower compensation expense and the impact from the sale of the Company's U.K. and Mexican subsidiaries in fiscal 1998.

General and administrative expenses for the first six months of fiscal 1999 were $25.8 million (5.4% of revenues), compared to $29.6 million (5.7% of revenues) for the same period in fiscal 1998. The fiscal 1999 period reflects lower compensation expense and the impact from the sale of the Company's U.K. and Mexican subsidiaries in fiscal 1998 partially offset by $1.0 million of expenses accrued for the resolution of environmental issues related to a previously owned subsidiary sold in 1992.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 29, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 29, 1997. (CONTINUED)

NET INTEREST EXPENSE. Net interest expense was $20.3 million for the first six months of fiscal 1999 compared to $20.5 for the same period in fiscal 1998. Such amounts include interest and amortization of debt issue costs related to the Company's revolving credit facility (the "Revolving Credit Facility"), its 9-1/2% senior notes (as applicable, the Company's 10 3/4% Senior Notes which were redeemed on March 24, 1988 and its "9-1/2% Senior Notes"), its variable rate term loan (the "Term Loan") (in the fiscal 1999 period only) and interest on borrowings against the cash surrender value of certain life insurance policies.

Interest expense and amortization of debt issue costs related to the Company's outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) totaled $15.2 million for the first six months of fiscal 1999 compared to $15.6 million for the same period in fiscal 1998. The average outstanding indebtedness during the first six months of fiscal 1999 was $335.1 million, compared to $299.6 million for the same period in fiscal 1998. The weighted average interest rate on such indebtedness was 8.64% during the first six months of fiscal 1999 versus 9.67% during the same period in fiscal 1998. During the six months ended September 29, 1998 and 1997, borrowings under the Company's Revolving Credit Facility averaged $117.7 million and $126.2 million and the average interest rate on such borrowings was 7.73% and 8.60%, respectively.

Interest expense associated with borrowings against the cash surrender value of certain life insurance policies maintained by the Company was $5.1 million for the fiscal 1999 period compared to $4.9 million for the same period in fiscal 1998.

The interest rates on the Company's 9-1/2 Senior Notes and on the borrowings under the life insurance policies are fixed at 9.50% and 11.76%, respectively. The interest rates on the Company's Revolving Credit Facility and Term Loan are floating (7.30% and 8.94%, respectively, as of September 29, 1998). In June 1998, the Company entered into an interest rate swap agreement with Bankers Trust Company that effectively fixed the interest rate on the Term Loans at approximately 9.05% through June 2003. Such agreement requires Bankers Trust Company to make payments to the Company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the London Interbank Offered Rate for three month maturities ("Three Month LIBOR") and a reference rate of 5.6875%, if the Three Month LIBOR is greater than such reference rate on a per diem basis. If Three Month LIBOR is lower than a reference rate of 5.795%, the Company is required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between such reference rate and Three Month LIBOR on a per diem basis.

INCOME TAXES. Income tax expense for the first six months of fiscal 1999 and 1998 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first six months of fiscal 1999 and 1998 were offset by recognition of tax benefits associated with the Company's loss carryforwards.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 29, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1997.

REVENUE. Revenues for the second quarter of fiscal 1999 were $226.0 million, compared to $259.5 million for the same period in fiscal 1998. Revenues from domestic operations decreased $25.9 million (10.6%) to $219.0 million in the second quarter of fiscal 1999 when compared to $244.9 million for the same period in fiscal 1998. Revenues from domestic stock sales decreased approximately 10% as the result of decreases in tonnage shipped and average price. In general, domestic revenues during the second quarter of fiscal 1999 were impacted by repercussions from the financial crisis in Asia, weakness in the oil industry and from the overall slowdown in the U.S. economy. Revenues from international operations decreased $7.6 million to $7.0 million in the second quarter of fiscal 1999 when compared to $14.6 million for the same period in fiscal 1998 due to the sale of the Company's subsidiaries in the U.K. and Mexico during fiscal 1998.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 29, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1997. (CONTINUED)

GROSS PROFIT. Gross profit for the second quarter of fiscal 1999 was $64.6 million, compared to $73.4 million for the same period in fiscal 1998. Consolidated gross margin for the fiscal 1999 and 1998 periods was 28.6% and 28.3%, respectively. The second quarters of fiscal 1999 and 1998 included a LIFO charge of $0.6 million and $0.5 million, respectively. Gross profit from international operations was $1.5 million and gross margin was 21.4% for the second quarter of fiscal 1999 compared to $3.0 million and 20.5%, respectively, for the same period in fiscal 1998. The changes in gross profit and gross margin from international operations were due to the sale of the Company's subsidiaries in the U.K. and Mexico during fiscal 1998. Exclusive of international operations and LIFO charges, the gross margin from domestic operations from the second quarter of fiscal 1999 improved to 29.1% as compared to 29.0% for the same period in fiscal 1998 due to changes in product mix.

EXPENSES. Total operating expenses for the second quarter of fiscal 1999 were $51.8 million, compared to $56.6 million for the same period in fiscal 1998. As a percentage of revenues, these expenses were 22.9% in the fiscal 1999 period and 21.8% in the fiscal 1998 period.

Warehouse and delivery expenses for the second quarter of fiscal 1999 were $30.9 million (13.7% of revenues), compared with $31.7 million (12.2% of revenues) for the same period in fiscal 1998. The fiscal 1999 period reflects lower compensation expense and the impact from the sale of the U.K. and Mexican subsidiaries in fiscal 1998 partially offset by an increase in repair and maintenance of warehouse equipment.

Selling expenses for the second quarter of fiscal 1999 were $8.6 million (3.8% of revenues), compared with $9.6 million (3.7% of revenues) for the same period in fiscal 1998. The fiscal 1999 period reflects lower compensation expense and the impact from the sale of the U.K. and Mexican subsidiaries in fiscal 1998.

General and administrative expenses for the second quarter of fiscal 1999 were $12.3 million (5.4% of revenues), compared with $15.4 million (5.9% of revenues) for the same period in fiscal 1998. The fiscal 1999 period reflects realized gains (versus losses in fiscal 1998) on sales of assets, lower compensation expense and the impact from the sale of the U.K. and Mexican subsidiaries in fiscal 1998 partially offset by $1.0 million of expenses accrued for the resolution of environmental issues related to a previously owned subsidiary sold in 1992.

NET INTEREST EXPENSE. Net interest expense was $10.3 million and $10.5 million for the second quarter in fiscal 1999 and fiscal 1998, respectively. The Company's average outstanding indebtedness during the second quarter of fiscal 1999 was $345.8 million, compared to $301.1 million for the same period in fiscal 1998, and the average interest rate on such indebtedness was 8.60% and 9.66% respectively.

INCOME TAXES. Income tax expense for the three months ended September 29, 1998 and 1997 included provisions for state franchise and foreign income taxes. Federal tax provisions for the three months ended September 29, 1998 and 1997 were offset by recognition of tax benefits associated with the Company's loss carryforwards.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for debt service and related obligations through the end of fiscal 1999 are expected to consist primarily of interest payments under its Revolving Credit Facility, interest and principal payments on its Term Loan, interest payments on the 9-1/2% Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and the employee stock ownership plan, capital expenditures and principal and interest payments on the Company's industrial revenue bonds. As of September 29, 1998, principal payments required by the Company's currently outstanding industrial revenue bond indebtedness amount to $0.5 million in fiscal 2000, $1.4 million in fiscal years 2001 through 2004 and $6.2 million in the aggregate thereafter through 2010. The Company will not be required to make any principal payments in respect of its 9-1/2% Senior Notes until 2005. The Company's Revolving Credit Facility will mature in 2003 and its Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. As of September 29, 1998, the Company was in compliance with all covenants under its Revolving Credit Facility, its Term Loan and its 9-1/2% Senior Notes. Although compliance with such covenants in the future is largely dependent on the future performance of the Company and general economic conditions, for which there can be no assurance, the Company expects that it will continue to be in compliance with all of its debt covenants for the foreseeable future.

At September 29, 1998, the Company's primary sources of liquidity were available borrowings of $69.7 million under its Revolving Credit Facility, available borrowings of approximately $12.2 million against certain life insurance policies and internally generated funds. Borrowings under the Company's Revolving Credit Facility are secured by the Company's domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of such assets. The Company's Term Loan is secured by a first priority lien on a substantial portion of the Company's current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse to the Company. The interest rate on the loans is 0.5% greater than the dividend income rate on the policies. For the first six months of fiscal 1999, dividend income earned under the policies totaled $4.4 million, compared to $4.6 million for the same period in fiscal 1998 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of September 29, 1998, there was approximately $21.4 million of cash surrender value in all life insurance policies maintained by the Company, net of borrowings.

For fiscal 1999, the Company has planned approximately $15.3 million of capital expenditures (including $4.3 million deemed carryover from the fiscal 1998 budget) to be financed from internally generated funds. Approximately $8.1 million is for routine replacement of machinery and equipment and facility improvements and expansions, $5.3 million is for the purchase of a leased facility, and $1.9 million is for further additions to the Company's management
information systems.   During the first six months of fiscal 1999, the Company
spent $4.3 million for capital expenditures.

The Company's working capital at September 29, 1998 was $193.0 million when compared to $157.8 million at March 31, 1998. The increase resulted from higher inventories ($37.2 million) and lower accounts payable and accrued liabilities ($19.3 million) offset by lower accounts receivable ($14.3 million).

Net cash used in operating activities during the first six months of fiscal 1999 was $29.1 million, compared to $9.3 million in the same period of fiscal 1998. The change in net cash used reflects higher inventory levels and a reduction in accounts payable and accrued liabilities and expenses offset by lower accounts receivable.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used in investing activities was $0.7 million during the first six months of fiscal 1999, compared to net cash provided of $4.0 million in the same period of fiscal 1998. Investing activities during the fiscal 1999 period were impacted by higher capital expenditures and proceeds received from redemption of life insurance policies and lower proceeds from fixed asset dispositions.

Net cash provided by financing activities during the first six months of fiscal 1999 totaled $24.0 million, compared to $5.1 million in the same period of fiscal 1998. The increase was primarily attributable to higher borrowings under the Company's Revolving Credit Facility, offset by payments of debt issue costs associated with a series of refinancing transactions consummated in March 1998.

As of September 29, 1998, the Company believes its sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on its Revolving Credit Facility, its Term Loan and its 9-1/2% Senior Notes prior to their respective maturities. However, the Company anticipates that it will be necessary to replace its Revolving Credit Facility on or prior to its maturity in 2003 and to refinance all or a portion of its Term Loan on or prior to its maturity in 2004 and its 9-1/2% Senior Notes on or prior to their maturity in March 2005, although there can be no assurance on what terms, if any, the Company would be able to obtain such refinancing or additional financing. The Company's ability to make interest payments on its Revolving Credit Facility and 9-1/2% Senior Notes and principal and interest payments on its Term Loan will be dependent on maintaining the level of performance reflected in the last twelve months, which will be dependent on a number of factors, many of which are beyond its control, and the continued availability of revolving credit borrowings.

YEAR 2000 COMPLIANCE

The Company has established an internal project team to investigate, remedy and confirm compliance with Year 2000 standards. The Company has identified three major areas critical for such compliance: (1) the Company's core management information systems and network, (2) third party relationships, particularly with material suppliers and (3) operations of the Company at the facility level that are not a part of the management information system and network.

The review of the Company's management information systems and network is substantially complete and the vast majority of software systems are compliant. The Company has requested confirmation from hardware vendors that the network server and personal computer systems are compliant. The Company expects that all open items in its compliance review will be completed by March 1999, including a full systems test.

The Company has sent a survey to all key material vendors and service providers requesting information regarding their compliance with Year 2000 standards. This information will be compiled, updated and furnished to the Company's merchandising department and each facility for use in making sourcing decisions next year.

The Company is developing checklists for each facility to review to identify and investigate potential Year 2000 compliance issues in noninformation systems operations and equipment. Each facility is responsible for contacting equipment vendors and ensuring compliance at the operational level. Identification of items requiring enhancement or replacement will be completed by January 1999.

The costs of Year 2000 compliance have not been and are not expected to be material to the Company's results of operations. The results of the Company's investigations to date have not indicated any significant issues that cannot be resolved well in advance of January 1, 2000 and, accordingly, the Company has not developed a contingency plan.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  EXHIBITS

               Exhibit 27. Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               The Registrant was not required to file a Form 8-K during the quarter ended September 29, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   EARLE M. JORGENSEN COMPANY


                                   /s/ Maurice S. Nelson, Jr.
                                   --------------------------
Date: November 11, 1998            Maurice S. Nelson, Jr.
                                   President, Chief Executive Officer

                                   /s/ Charles P. Gallopo
                                   ----------------------
Date: November 11, 1998            Charles P. Gallopo
                                   Vice President, Chief Financial Officer and
                                   Secretary (Principal Financial and Accounting
                                   Officer)