Form 10-Q
period 1998-12-31
JORGENSEN EARLE M CO /DE/
filed 1999-02-10
CIK 54003

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1998

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

Outstanding common stock, par value $.01 per share, at December 31, 1998 - 128 shares
----------

                            EARLE M. JORGENSEN COMPANY
                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I -  FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at December 31, 1998 (unaudited) and         2
               March 31, 1998

          Consolidated Statements of Operations for the Three Months and
               Nine Months Ended December 31, 1998 and 1997 (unaudited)            3

          Consolidated Statements of Cash Flows for the Nine Months Ended
               December 31, 1998 and 1997 (unaudited)                              4

          Notes to Consolidated Financial Statements                               5

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                    6

PART II - OTHER INFORMATION                                                       11

SIGNATURES                                                                        12

PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     DECEMBER 31, 1998           MARCH 31, 1998
                                                                                     -------------------       -------------------
                                                                                        (UNAUDITED)
ASSETS
Current assets:
           Cash                                                                               $13,877                   $20,763
           Accounts receivable, less allowance for doubtful accounts of  $871 and
              $406 at December 31, 1998 and March 31, 1998, respectively                       80,809                   105,303
           Inventories                                                                        200,735                   180,403
           Other current assets                                                                 5,024                     4,963
                                                                                     -------------------       -------------------
                     Total current assets                                                     300,445                   311,432
                                                                                     -------------------       -------------------

Property, plant and equipment, net of accumulated depreciation of $52,930
    and $53,385 at December 31, 1998 and March 31, 1998,  respectively                        103,135                   106,643
Net cash surrender value of life insurance policies                                            14,744                    16,470
Debt issue costs, net of accumulated amortization                                               6,954                     7,316
Other assets                                                                                    1,443                     1,960
                                                                                     -------------------       -------------------
                     Total assets                                                            $426,721                  $443,821
                                                                                     -------------------       -------------------
                                                                                     -------------------       -------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
           Accounts payable                                                                   $52,225                  $ 92,061
           Accrued employee compensation and related taxes                                      7,312                    12,587
           Accrued employee benefits                                                           10,084                    10,004
           Other accrued liabilities                                                           13,899                    15,533
           Deferred income taxes                                                               21,963                    21,963
           Current portion of long-term debt                                                    1,500                     1,500
                                                                                     -------------------       -------------------
                     Total current liabilities                                                106,983                   153,648
                                                                                     -------------------       -------------------
                                                                                     -------------------       -------------------

Long term debt                                                                                328,470                   310,734
Deferred income taxes                                                                          13,514                    12,709
Other long-term liabilities                                                                     3,950                     3,649

Stockholder's equity:

Preferred stock, $.01 par value; 200 shares authorized and unissued                               ---                       ---
Common stock, $.01 par value; 2,800 shares authorized; 128 shares issued
   and outstanding                                                                                ---                       ---
Additional paid in capital                                                                    115,525                   116,789
Accumulated other comprehensive loss--foreign currency
   translation adjustments                                                                       (442)                     (278)
Accumulated deficit                                                                          (141,279)                 (153,430)
                                                                                     -------------------       -------------------
                     Total stockholder's equity                                               (26,196)                  (36,919)
                                                                                     -------------------       -------------------
                     Total liabilities and stockholder's equity                              $426,721                  $443,821
                                                                                     -------------------       -------------------
                                                                                     -------------------       -------------------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  ---------------------------------------   ---------------------------------------
                                                   DECEMBER 31, 1998   DECEMBER 31, 1997     DECEMBER 31, 1998    DECEMBER 31, 1997
                                                  ------------------- -------------------   -------------------  ------------------
Revenues                                                  $211,241            $256,049              $687,784             $775,483

Cost of sales                                              151,525             185,268               491,370              559,329
                                                  ------------------- -------------------   -------------------  ------------------
           Gross profit                                     59,716              70,781               196,414              216,154

Expenses:
 Warehouse and delivery                                     29,598              32,497                90,957               96,443
 Selling                                                     7,864               8,890                25,682               27,942
 General and administrative                                 10,104              14,487                35,889               44,056
                                                  ------------------- -------------------   -------------------  ------------------
           Total expenses                                   47,566              55,874               152,528              168,441
                                                  ------------------- -------------------   -------------------  ------------------

Income from operations                                      12,150              14,907                43,886               47,713

Interest expense, net                                       10,581               9,980                30,890               30,489
                                                  ------------------- -------------------   -------------------  ------------------

Income before income taxes                                   1,569               4,927                12,996               17,224

Income tax expense                                             136                 673                   845                1,173
                                                  ------------------- -------------------   -------------------  ------------------

Net income                                                   1,433               4,254                12,151               16,051

Other comprehensive loss (income) , net of income
taxes- foreign currency translation adjustments                 (5)                 28                   164                  113
                                                  ------------------- -------------------   -------------------  ------------------

Comprehensive income                                        $1,438              $4,226               $11,987              $15,938
                                                  ------------------- -------------------   -------------------  ------------------
                                                  ------------------- -------------------   -------------------  ------------------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                                  NINE MONTHS ENDED
                                                                                      -------------------------------------------
                                                                                       DECEMBER 31, 1998       December 31, 1997
                                                                                      ---------------------    ------------------
OPERATING ACTIVITIES
Net income                                                                                       $12,151               $16,051
Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation and amortization                                                           6,784                 7,182
           Amortization of debt issue costs and discount on senior notes                             970                 1,420
           Gain on sale of property, plant and equipment                                          (2,207)                 (341)
           ESOP contribution                                                                       2,444                 2,183
           Provision for bad debts                                                                   826                   934
           Changes in assets and liabilities:

                     Accounts receivable                                                          23,668                 4,949
                     Inventories                                                                 (20,332)              (28,890)
                     Decrease in cash surrender value of life insurance                            2,426                 3,438
                     Accounts payable and accrued liabilities and expenses                       (47,871)              (13,558)
                     Accrued postretirement benefits                                                 360                   360
                     Current and deferred income taxes                                               805                   481
                     Other                                                                           188                   485
                                                                                      ---------------------    ------------------
                     Net cash used in operating activities                                       (19,788)               (5,306)

INVESTING ACTIVITIES
Additions to property, plant and equipment                                                        (6,789)               (4,948)
Proceeds from the sale of property, plant and equipment                                            5,843                 7,179
Proceeds from sale of subsidiary                                                                     ---                 1,700
Premiums paid on life insurance policies                                                          (1,543)               (1,944)
Proceeds from redemption of life insurance policies                                                  843                   467
                                                                                      ---------------------    ------------------
                     Net cash provided by (used in) investing activities                          (1,646)               2,454

FINANCING ACTIVITIES
Net borrowings under revolving loan agreements                                                    18,986                 7,644
Payments on other debt                                                                            (1,250)                 (712)
Cash dividend to parent                                                                           (1,264)              (11,463)
Payment of debt issue costs                                                                       (1,846)                 ---
                                                                                      ---------------------    ------------------
                     Net cash provided by (used in) financing activities                          14,626                (4,531)

Effect of exchange rate changes on cash                                                              (78)                   53
                                                                                      ---------------------    ------------------

NET DECREASE IN CASH                                                                              (6,886)               (7,330)
Cash at beginning of period                                                                       20,763                21,477
                                                                                      ---------------------    ------------------

CASH AT END OF PERIOD                                                                            $13,877               $14,147
                                                                                      ---------------------    ------------------
                                                                                      ---------------------    ------------------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at December 31, 1998 and the consolidated results of operations for the three months and nine months ended December 31, 1998 and 1997 and consolidated cash flows for the nine months ended December 31, 1998 and 1997. The consolidated results of operations for the three months and nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 1998.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   COMPREHENSIVE INCOME

     Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting and disclosure of comprehensive income and its components. Comprehensive loss (income) included foreign currency translation adjustments of ($5,000) and $28,000 for the comparative three months and $164,000 and $113,000 for the comparative nine months ended December 31, 1998 and 1997, respectively. Prior to the adoption of SFAS No. 130, the Company's foreign currency translation adjustments were reported separately in stockholder's equity. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholder's equity.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997.

REVENUE. Revenues for the first nine months of fiscal 1999 were $687.8 million, compared to $775.5 million for the same period in fiscal 1998. Revenues from domestic operations decreased $66.7 million (9.1%) to $665.5 million in the first nine months of fiscal 1999 when compared to $732.2 million for the same period in fiscal 1998. Revenues from domestic stock sales decreased approximately 8.6% as the result of decreases in tonnage shipped and average price. In general, domestic revenues during the first nine months of fiscal 1999 were adversely affected by continuing weakness in significant industries that the Company serves, such as agricultural equipment, oil services and aerospace, which have suffered from global economic uncertainty caused in part by the Asian financial crisis. Revenues from international operations decreased $21.0 million to $22.3 million in the first nine months of fiscal 1999 when compared to $43.3 million for the same period in fiscal 1998 due to the sale of the Company's subsidiaries in the U.K. and Mexico during fiscal 1998.

GROSS PROFIT. Gross profit for first nine months of fiscal 1999 was $196.4 million, compared to $216.2 million for the same period in fiscal 1998. Consolidated gross margin for the first nine months of fiscal 1999 increased to 28.6% compared to 27.9% for the same period in fiscal 1998. Gross profit for the fiscal 1999 and 1998 periods included a LIFO charge of $0.9 million and $1.9 million, respectively. Gross profit from international operations was $4.9 million and gross margin was 22.0% during the first nine months of fiscal 1999, compared to $9.1 million and 21.0%, respectively, for the same period in fiscal 1998. The changes in gross profit and gross margin from international operations were due to the sale of the Company's subsidiaries in the U.K. and Mexico during fiscal 1998. Exclusive of international operations and LIFO adjustments, gross margin was 28.9% for the first nine months of fiscal 1999 compared to 28.5% for the same period in fiscal 1998. The increase of 0.4% was attributable to changes in product mix, which do not reflect any identifiable trends in industry demand or Company strategy.

EXPENSES. Total operating expenses for the first nine months of fiscal 1999 were $152.5 million (22.2% of revenues), compared to $168.4 million (21.7% of revenues) for the same period in fiscal 1998. The lower operating expenses generally reflect the impact from lower revenues, the Company's sale of its foreign operations in the U.K. and Mexico in fiscal 1998, and the results of the ongoing reengineering and cost reduction programs designed to improve asset and employee productivity and operating profits.

Warehouse and delivery expenses for the first nine months of fiscal 1999 were $91.0 million (13.2% of revenues), compared to $96.4 million (12.4% of revenues) for the same period in fiscal 1998. The fiscal 1999 period reflects lower compensation and employee benefit expenses resulting primarily from headcount reduction and reduced overtime, lower freight costs resulting from the decrease in tonnage shipped and the impact from the sale of the Company's U.K. and Mexican subsidiaries in fiscal 1998.

Selling expenses for the first nine months of fiscal 1999 were $25.7 million (3.7% of revenues), compared to $27.9 million (3.6% of revenues) for the same period in fiscal 1998. The fiscal 1999 period reflects lower incentive compensation expense and the impact from the sale of the Company's U.K. and Mexican subsidiaries in fiscal 1998.

General and administrative expenses for the first nine months of fiscal 1999 were $35.8 million (5.2% of revenues), compared to $44.1 million (5.7% of revenues) for the same period in fiscal 1998. The fiscal 1999 period reflects lower professional services expense attributable to reengineering projects, larger realized gains from the sale of assets, lower compensation expense, and the impact from the sale of the Company's U.K. and Mexican subsidiaries in fiscal 1998, partially offset by $1.0 million of expenses accrued for the resolution of environmental issues related to a previously owned subsidiary sold in 1992 and lower purchase discounts due to reduced inventory purchases.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997. (CONTINUED)


NET INTEREST EXPENSE. Net interest expense was $30.9 million for the first nine months of fiscal 1999 compared to $30.5 for the same period in fiscal 1998. Such amounts include interest and amortization of debt issue costs related to the Company's revolving credit facility (the "Revolving Credit Facility"), its 9-1/2% senior notes (as applicable, the Company's 10 3/4% Senior Notes which were redeemed on March 24, 1988 and its "9-1/2% Senior Notes"), its variable rate term loan (the "Term Loan") (in the fiscal 1999 period only) and interest on borrowings against the cash surrender value of certain life insurance policies.

Interest expense and amortization of debt issue costs related to the Company's outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) totaled $23.0 million for the first nine months of fiscal 1999 compared to $23.8 million for the same period in fiscal 1998. The average outstanding indebtedness during the first nine months of fiscal 1999 was $340.6 million, compared to $302.3 million for the same period in fiscal 1998. The weighted average interest rate on such indebtedness was 8.51% during the first nine months of fiscal 1999 versus 9.67% during the same period in fiscal 1998. During the nine months ended December 31, 1998 and 1997, borrowings under the Company's Revolving Credit Facility averaged $118.2 million and $129.1 million and the average interest rate on such borrowings was 7.54% and 8.62%, respectively.

Interest expense associated with borrowings against the cash surrender value of certain life insurance policies maintained by the Company was $7.9 million for the fiscal 1999 period compared to $6.7 million for the same period in fiscal 1998.

The interest rates on the Company's 9-1/2% Senior Notes and on the borrowings under the life insurance policies are fixed at 9.50% and 11.76%, respectively. The interest rates on the Company's Revolving Credit Facility and Term Loan are floating (7.01% and 8.47%, respectively, as of December 31, 1998). In June 1998, the Company entered into an interest rate swap agreement with Bankers Trust Company that effectively fixed the interest rate on the Term Loans at approximately 9.05% through June 2003 (the "Fixed Rate"). Such agreement requires Bankers Trust Company to make payments to the Company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the three month London Interbank Offered Rate and 3.25% ("Floating LIBOR") and the Fixed Rate, if the Floating LIBOR is greater than the Fixed Rate on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, the Company is required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. During fiscal 1999, the Company has paid Bankers Trust Company $0.1 million of interest as calculated under the provisions described above.

INCOME TAXES. Income tax expense for the first nine months of fiscal 1999 and 1998 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first nine months of fiscal 1999 and 1998 were offset by recognition of tax benefits associated with the Company's loss carryforwards.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

REVENUE. Revenues for the third quarter of fiscal 1999 were $211.2 million, compared to $256.0 million for the same period in fiscal 1998. Revenues from domestic operations decreased $38.2 million (15.8%) to $204.1 million in the third quarter of fiscal 1999 when compared to $242.3 million for the same period in fiscal 1998. Revenues from domestic stock sales decreased approximately 31% as the result of decreases in tonnage shipped and average price. In general, domestic revenues during the third quarter of fiscal 1999 were adversely affected by continuing weakness in significant industries that the Company serves, such as agricultural equipment, oil services and aerospace, which have suffered from global economic uncertainty caused in part by the Asian financial crisis. Revenues from international operations decreased $6.6 million to $7.2 million in the third quarter of fiscal 1999 when compared to $13.8 million for the same period in fiscal 1998 due to the sale of the Company's subsidiary in the U.K. during fiscal 1998.

GROSS PROFIT. Gross profit for the third quarter of fiscal 1999 was $59.7 million, compared to $70.8 million for the same period in fiscal 1998. Consolidated gross margin for the fiscal 1999 and 1998 periods was 28.3% and 27.7%, respectively. The third quarters of fiscal 1999 and 1998 included a LIFO charge of $0.2 million and $0.6 million, respectively. Gross profit from international operations was $1.6 million and gross margin was 22.2% for the third quarter of fiscal 1999 compared to $2.8 million and 20.3%, respectively, for the same period in fiscal 1998. The changes in gross profit and gross margin from international operations were due to the sale of the Company's subsidiary in the U.K. during fiscal 1998. Exclusive of international operations and LIFO charges, the gross margin from domestic operations from the third quarter of fiscal 1999 improved to 28.5% as compared to 28.3% for the same period in fiscal 1998 due to changes in product mix.

EXPENSES. Total operating expenses for the third quarter of fiscal 1999 were $47.6 million, compared to $55.9 million for the same period in fiscal 1998. As a percentage of revenues, these expenses were 22.5% in the fiscal 1999 period and 21.8% in the fiscal 1998 period.

Warehouse and delivery expenses for the third quarter of fiscal 1999 were $29.6 million (14.0% of revenues), compared with $32.5 million (12.7% of revenues) for the same period in fiscal 1998. The fiscal 1999 period reflects lower compensation and freight expense and the impact from the sale of the U.K. subsidiary in fiscal 1998.

Selling expenses for the third quarter of fiscal 1999 were $7.9 million (3.7% of revenues), compared with $8.9 million (3.5% of revenues) for the same period in fiscal 1998. The fiscal 1999 period reflects lower incentive compensation expense and the impact from the sale of the U.K. subsidiary in fiscal 1998.

General and administrative expenses for the third quarter of fiscal 1999 were $10.1 million (4.8% of revenues), compared with $14.5 million (5.7% of revenues) for the same period in fiscal 1998. The fiscal 1999 period reflects larger realized gains on sales of assets and lower professional services expense.

NET INTEREST EXPENSE. Net interest expense was $10.6 million and $10.0 million for the third quarter in fiscal 1999 and fiscal 1998, respectively. The Company's average outstanding indebtedness during the third quarter of fiscal 1999 was $335.9 million, compared to $307.7 million for the same period in fiscal 1998, and the average interest rate on such indebtedness was 8.61% and 9.66% respectively.

INCOME TAXES. Income tax expense for the three months ended December 31, 1998 and 1997 included provisions for state franchise and foreign income taxes. Federal tax provisions for the three months ended December 31, 1998 and 1997 were offset by recognition of tax benefits associated with the Company's loss carryforwards.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements for debt service and related obligations through the end of fiscal 1999 are expected to consist primarily of interest payments under its Revolving Credit Facility, interest and principal payments on its Term Loan, interest payments on the 9-1/2% Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and the employee stock ownership plan, capital expenditures and principal and interest payments on the Company's industrial revenue bonds. As of December 31, 1998, principal payments required by the Company's currently outstanding industrial revenue bond indebtedness amount to $0.5 million in fiscal 2000, $1.4 million in fiscal years 2001 through 2004 and $6.2 million in the aggregate thereafter through 2010. The Company will not be required to make any principal payments in respect of its 9-1/2% Senior Notes until 2005. The Company's Revolving Credit Facility will mature in 2003 and its Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. As of December 31, 1998, the Company was in compliance with all covenants under its Revolving Credit Facility, its Term Loan and its 9-1/2% Senior Notes. Although compliance with such covenants in the future is largely dependent on the future performance of the Company and general economic conditions, for which there can be no assurance, the Company expects that it will continue to be in compliance with all of its debt covenants for the foreseeable future.

At December 31, 1998, the Company's primary sources of liquidity were available borrowings of $57.4 million under its Revolving Credit Facility, available borrowings of approximately $2.2 million against certain life insurance policies and internally generated funds. Borrowings under the Company's Revolving Credit Facility are secured by the Company's domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of such assets. The Company's Term Loan is secured by a first priority lien on a substantial portion of the Company's current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse to the Company. The interest rate on the loans is 0.5% greater than the dividend income rate on the policies. For the first nine months of fiscal 1999, dividend income earned under the policies totaled $7.1 million, compared to $7.0 million for the same period in fiscal 1998 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of December 31, 1998, there was approximately $14.7 million of cash surrender value in all life insurance policies maintained by the Company, net of borrowings.

For fiscal 1999, the Company had planned approximately $15.3 million of capital expenditures (including $4.3 million deemed carryover from the fiscal 1998 budget) to be financed from internally generated funds. Approximately $8.1 million is for routine replacement of machinery and equipment and facility improvements and expansions, $5.3 million was for the purchase of a leased facility (the Company subsequently cancelled such planned expenditure) and $1.9 million is for further additions to the Company's management
information systems.   During the first nine months of fiscal 1999, the
Company spent $6.8 million for capital expenditures.

The Company's working capital at December 31, 1998 increased $35.7 million to $193.5 million when compared to $157.8 million at March 31, 1998. The increase resulted primarily from higher inventories ($20.3 million) and lower accounts payable and accrued liabilities ($46.7 million) offset by lower accounts receivable ($24.5 million).

Net cash used in operating activities during the first nine months of fiscal 1999 was $19.8 million, compared to $5.3 million in the same period of fiscal 1998. The change in net cash used reflects higher inventory levels and a reduction in accounts payable and accrued liabilities and expenses offset by lower accounts receivable.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used in investing activities was $1.6 million during the first nine months of fiscal 1999, compared to net cash provided of $2.5 million in the same period of fiscal 1998. Investing activities during the fiscal 1999 period were impacted by higher capital expenditures and lower proceeds from asset dispositions.

Net cash provided by financing activities during the first nine months of fiscal 1999 totaled $14.6 million, compared to net cash used in financing activities of $4.5 million in the same period of fiscal 1998. The change was primarily attributable to higher borrowings under the Company's Revolving Credit Facility and lower dividends paid to parent, partially offset by payments of debt issue costs associated with a series of refinancing transactions consummated in March 1998.

As of December 31, 1998, the Company believes its sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on its Revolving Credit Facility, its Term Loan and its 9-1/2% Senior Notes prior to their respective maturities. However, the Company anticipates that it will be necessary to replace its Revolving Credit Facility on or prior to its maturity in 2003 and to refinance all or a portion of its Term Loan on or prior to its maturity in 2004 and its 9-1/2% Senior Notes on or prior to their maturity in March 2005, although there can be no assurance on what terms, if any, the Company would be able to obtain such refinancing or additional financing.

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

The Company has substantially completed a review of its management information systems and network and has determined that the vast majority of the related software is Year 2000 compliant. In addition, the Company is reviewing Year 2000 compliance representations received from hardware vendors providing the network server and personal computer systems and has begun preliminary testing of its management information systems and hardware. The Company expects that its Year 2000 compliance review and systems testing will be completed by June 1999.

The Company is currently reviewing information received from its key material vendors and service providers who have responded to a Company prepared survey addressing Year 2000 standards. Information provided from responses to these surveys will be compiled and furnished to the Company's merchandising department and each facility for use in evaluating the ability of such key vendors and service providers to provide goods and services as the 2000 approaches.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 COMPLIANCE (CONTINUED)

The Company has developed checklists to assist each facility in its review, identification and investigation of potential Year 2000 compliance issues related to non-information systems, operations and equipment. Each facility will be responsible for contacting equipment vendors and ensuring Year 2000 compliance at the operational level. Identification of items requiring enhancement or replacement will be completed by February 1999.

All costs associated with Year 2000 compliance issues are being expensed as incurred and have not been and are not expected to be material to the Company's results of operations. The results of the Company's investigations to date have not indicated any significant issues that cannot be resolved well in advance of January 1, 2000 and, accordingly, the Company has not developed a contingency plan. In the unlikely event that a failure caused by noncompliance of Year 2000 standards impacts the ability of the Company, its major customers, suppliers and vendors (including those vendors providing necessary telecommunications, energy and utilities) to conduct normal business activities, an adverse effect on the Company's results of operations, liquidity or financial position would occur. However, the Company believes its "most reasonably likely worst case Year 2000 scenario" would involve the partial failure in systems used in the procurement and sale of inventory that would require those transactions to be manually performed by the Company and its suppliers until the problem is corrected. The impact from this type of problem is not likely to have a material adverse effect on the Company's results of operations, liquidity or financial condition.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  EXHIBITS

               Exhibit 27. Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               The Registrant was not required to file a Form 8-K during the quarter ended December 31, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       EARLE M. JORGENSEN COMPANY


                                       /s/ Maurice S. Nelson, Jr.
                                       ------------------------------------
Date: February 9, 1999                 Maurice S. Nelson, Jr.
                                       President, Chief Executive Officer

                                       /s/ William S. Johnson
                                       ------------------------------------
Date: February 9, 1999                 William S. Johnson
                                       Acting Vice President and
                                       Chief Financial Officer, and
                                       Secretary (Principal Financial and
                                       Accounting Officer)