Form 10-K405
period 1999-03-31
JORGENSEN EARLE M CO /DE/
filed 1999-06-25
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1999

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-7537

                           EARLE M. JORGENSEN COMPANY
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 95-0886610
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     3050 EAST BIRCH STREET, BREA, CALIFORNIA          92821
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

Number of shares outstanding of the registrant's common stock, par value $.01 per share at May 31, 1999 - 128 shares

                                     PART I

ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT ARE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS SUCH AS FLUCTUATIONS IN SUPPLY, DEMAND AND PRICES OF STEEL AND ALUMINUM PRODUCTS, CHANGES IN THE INDUSTRIES THAT PURCHASE METAL PRODUCTS FROM THE COMPANY, SUCH AS OIL SERVICES, AGRICULTURAL EQUIPMENT AND AEROSPACE, AND CHANGES IN THE GENERAL ECONOMY. CHANGES IN SUCH FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 1.  BUSINESS

         Earle M. Jorgensen Company (the "Company" or "EMJ") is one of the largest distributors of metal products in the United States. The Company was formed on May 3, 1990, when Kelso & Companies Inc. ("Kelso") and its affiliates acquired control of and combined two leading metals distributors, EMJ (founded in 1921) and Kilsby-Roberts Holding Co. ("Kilsby") (successor to C.A. Roberts Company, founded in 1915). In connection with the combination of EMJ and Kilsby, the Company became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. ("Holding").

         The Company carries over 30,000 different carbon, alloy, stainless and aluminum bar, tubing and pipe, and plate and sheet metal products, and provides value-added metals processing, such as cutting to length, burning, sawing, honing, shearing, grinding, polishing, and other similar services, to most of the metal products it sells. The Company conducts its business through a network of 25 service centers, four plate processing centers, one cutting center, one tube honing facility, three sales offices and a national merchandising office.

         The Company sells its products and value-added processing services to over 40,000 customers engaged in a wide variety of industries including machinery manufacturing, transportation, fabricated metal products, aerospace, oil tools, construction, shipbuilding, plastics, chemicals, petrochemicals, farm equipment, food processing, energy and environmental control. The Company accommodates its customers' demands by offering a reliable source of metal products and related services and by providing timely delivery of product, generally within 24 hours from receipt of an order. When needed, EMJ will also provide its customers metals processing expertise and inventory management services.

INDUSTRY OVERVIEW AND COMPETITION

         The Company believes that metals service centers provide valuable services that are needed by end users. Primary metals producers, which manufacture and sell large volumes of steel, aluminum and specialty metals in standard sizes and configurations, generally sell only to those large end users and metals service centers who do not require processing of the products and who can order in large quantities and tolerate relatively long lead times. Metals service centers, which sell products in smaller quantities and offer services ranging from pre-production processing in accordance with specific customer requirements to storage and distribution of unprocessed metal products, function as intermediaries between primary metals producers and end users.

         The current trend among primary metals producers is to focus on their core competency of high-volume production of a limited number of standardized metal products. This change in focus has been driven by their need to develop and improve efficient, volume-driven production techniques in order to remain competitive.

         At the same time, most end users have recognized the economic advantages associated with outsourcing their metal processing and inventory management requirements. Outsourcing permits end users to reduce total production cost by shifting the responsibility for pre-production processing to metals service centers, whose higher efficiencies in performing these processing services make the ownership and operation of the necessary equipment a better investment. Inventory management and just-in-time delivery services provided by metals service centers also enable end users to reduce material costs, decrease capital required for inventory and equipment and save time, labor and other expenses.

         As a result of these trends, metals service centers play an increasingly important role in all segments of the metals industry. Metals service centers purchase and distribute about 30% of all carbon industrial products and nearly 45% of all stainless steel products produced in the U.S. Metals service centers are the single largest customer group of the U.S. domestic steel industry and serve the metal supply needs of more than 300,000 manufacturers and fabricators through service center locations nationwide. The metals distribution and processing industry generated an estimated $45 billion in revenues in the U.S. in 1998. The Company believes that the metals service center industry will continue to increase its role as a valuable intermediary between primary metal producers and end users, primarily as a result of (i) the metal producers efforts to increase sales to larger volume purchasers in order to increase production efficiency and (ii) increased demand by end users for outsourced metals processing, just-in-time inventory management and the other value-added materials management services.

         The metals service center industry is highly fragmented, consisting of a large number of small companies, which are limited as to product line, size of inventory and customers located within a specific geographic area, and a few relatively large companies. In addition, the industry includes both general-line distributors, which handle a wide range of metal products, and specialty distributors, which specialize in particular categories of metal products. Metals service centers range from nationwide to regional and local in geographic coverage. Generally, the metals service center industry competes on price and the ability to provide customers with value-added services such as product availability, timely delivery, reliability, quality and processing capability.

         There has been a trend toward consolidation in the industry in recognition of the advantages of larger companies. According to industry sources, the number of steel processors and metals service center companies in the U.S. has been reduced from approximately 7,000 in 1980 to approximately 3,400 in 1997.

         The larger and more sophisticated companies, such as EMJ, have certain advantages over smaller companies, such as obtaining higher discounts associated with volume purchases, the ability to service customers with operations in multiple locations and the use of more sophisticated information systems. Although the Company is one of the largest distributors of metals in the U.S., some of its competitors have greater financial resources and most of its competitors are less leveraged than the Company.

OPERATING AND GROWTH STRATEGY

         During the past several years, the Company has realigned its operations and core competencies, and has improved its cost structure and profitability. This was accomplished through two restructurings implemented in fiscal 1997 and 1996, that included selling unprofitable foreign operations, closing non-strategic domestic distribution centers, consolidating or discontinuing certain processing centers, and reducing the Company's workforce. In addition, the Company wrote down or wrote off non-performing or impaired assets.

         In fiscal 1998, the Company commenced several reengineering initiatives to focus on improving customer service, process improvements and profitability. Such initiatives included: (i) implementing direct sales capabilities, (ii) enhancing sales of product and value-added services to new and existing customers utilizing management information systems that provide improved customer and market data, (iii) developing order management systems and redesigning warehouse configurations to reduce inventory handling expenses and to improve on-time delivery, (iv) developing logistics programs to reduce transportation and freight costs, and (v) redeploying human resources to value-added activities. Effective fiscal 1998, the Company also instituted a new management incentive compensation plan to provide bonuses to branch and corporate managers based on the achievement of certain branch operating and corporate financial objectives. See "Item 11. Executive Compensation - Management Incentive Compensation Plan".

         The Company believes that the restructuring plans and the reengineering initiatives have substantially reduced costs since their commencement and have resulted in, and will continue to contribute to, a downward trend in operating expense ratios. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

         The Company's primary business goal is to improve its operating profits and cash flows while expanding its market share and services to customers. Its operating and growth strategy consists of the following elements:

         CONTINUE COST REDUCTIONS AND PRODUCTIVITY IMPROVEMENTS. The Company will continue to identify and implement reengineering initiatives to realize cost savings and to improve profitability and cash flows. The Company believes significant opportunities remain in the areas of delivery and inventory handling, procurement of goods and services and customer service. The Company seeks to increase asset and employee productivity and to further decrease unit costs through initiatives intended to increase volume, thereby taking advantage of economies of scale.

         FOCUS ON HIGHER GROSS MARGIN VALUE-ADDED PRODUCTS AND SERVICES. The Company seeks to maintain its gross margins and to expand its market share by
(i) making sales from inventory with value-added services as often as possible, since such sales generally generate higher gross margins, and (ii) providing inventory management and timely delivery services. Since the mid-1980's, the Company has shifted its product mix away from commodity-like products such as flat-rolled steel and has increased its sales of specialty products such as carbon, alloy, stainless and aluminum bar and tubing that generally result in higher gross margins. Although the Company continues to sell steel and aluminum sheet products, it does so primarily in niche markets or as complementary products to important customers that are significant purchasers of other higher gross margin products.

         REALIZE EFFICIENCIES FROM MANAGEMENT INFORMATION SYSTEM INVESTMENTS. The Company has made and will continue to make investments in its management information systems to improve customer service, optimize inventory levels, achieve greater operational efficiencies, and to assist management in identifying additional areas for operational improvement. Planned improvements in the Company's management information system include: (i) an improved resale pricing management system which allows EMJ to be more responsive to customer and market pricing conditions, (ii) an internet based customer inquiry and order system which provides for order entry and tracking, inventory availability, and test report verification, (iii) improved production and transportation scheduling capabilities to allow more accurate delivery commitments to customers, and (iv) job costing functionality for contribution margin analysis.

PRODUCTS AND SUPPLIERS

         The Company has designated certain carbon and alloy, aluminum, and stainless products as core product offerings under its bar, tubing and pipe, plate, and sheet product lines. The Company stocks a broad range of shapes and sizes of each of these products in each service center (unless there is no market for the product line at a particular location). Each service center strives to be a market leader in the Company's core product lines in its geographic area and will tailor its inventory to the customer and market requirements of its geographic area.

         Carbon steel bar products (hot-rolled and cold-finished) and carbon plate and sheet are used in construction equipment, farm equipment, automotive and truck manufacturing, shipbuilding and oil exploration as well as a wide range of other products. Stainless steel bar, plate and sheet are used widely in the chemical, petrochemical, and oil refining and biomedical industries where resistance to corrosion is important. Aluminum bar, plate and sheet are frequently used in aircraft and aerospace applications where weight is a factor. Different tubing products are appropriate for particular uses based on different characteristics of the tubing materials, including strength, weight, resistance to corrosion and cost. Carbon tubing and pipe are used in general manufacturing. Alloy tubing is used primarily in the manufacturing of oil field equipment and farm equipment. Stainless steel tubing and pipe are used in applications requiring a high resistance to corrosion, such as food processing. Aluminum tubing and pipe are used in applications that put a premium on lightweight (such as aerospace manufacturing).

         The majority of the Company's procurement activities are from a centralized merchandising office in Chicago where specialists in each of the Company's major product lines make inventory purchases. The Company concentrates on developing close working relationships with high-quality suppliers to ensure quality and timely delivery.

         The vast majority of the Company's purchases are made by purchase order and the Company has no significant supply contracts with periods in excess of one year. The Company is not dependent on any single supplier for any product or for a significant portion of its purchases, and in fiscal year 1999 no single supplier represented more than 10% of the Company's total purchases. The Company purchased approximately seven percent of its inventory requirements from foreign-based suppliers in fiscal 1999.

         The following table sets forth a percentage breakdown of domestic revenues generated from sales of inventory maintained by the Company (referred to as "stock sales" ) by product group for the fiscal years ended March 31, 1999, 1998 and 1997.


                                                          YEAR ENDED MARCH 31,
                                                          --------------------
                                                          1999    1998    1997
                                                          ----    ----    ----
         BARS:
         Carbon and Alloy................................. 39.1%   37.0%   33.9%
         Stainless........................................ 10.4    12.2    13.6
         Aluminum.........................................  5.9     6.2     5.5
                                                          ------- ------- -------
         Total............................................  55.4    55.4    53.0
                                                          ------- ------- -------
         TUBING AND PIPE:
         Carbon and Alloy.................................  28.3    27.0    26.8
         Stainless........................................   3.2     3.6     3.7
         Aluminum.........................................   3.2     3.3     3.6
                                                          ------- ------- -------
         Total............................................  34.7    33.9    34.1
                                                          ------- ------- -------
         PLATE:
         Carbon and Alloy.................................   5.5     5.5     5.6
         Stainless........................................   1.1     1.5     1.8
         Aluminum.........................................   2.3     2.4     2.5
                                                          ------- ------- -------
         Total............................................   8.9     9.4     9.9
                                                          ------- ------- -------
         SHEET:
         Carbon and Alloy.................................   0.4     0.4     0.5
         Stainless........................................   0.3     0.3     0.6
         Aluminum.........................................   0.2     0.5     1.8
                                                          ------- ------- -------
         Total............................................   0.9     1.2     2.9
                                                          ------- ------- -------
         Other............................................   0.1     0.1     0.1
                                                          ------- ------- -------
                                                          100.0%  100.0%  100.0%
                                                          ------- ------- -------
                                                          ------- ------- -------
         Revenues from stock sales as a percentage of
         total revenues...................................  88.0%   87.2%   85.7
                                                          ------- ------- -------
                                                          ------- ------- -------



CUSTOMERS AND MARKETS

         The Company provides metal products and pre-production processing services to over 40,000 active customers throughout the U.S. and Canada that do business in a wide variety of industries, including machinery manufacturing, transportation, fabricated metal products, aerospace, oil tools, construction, shipbuilding, plastics, chemicals, petrochemicals, farm equipment, food processing, energy and environmental control. The Company is not dependent on any single customer or industry, and during fiscal 1999 no single customer accounted for more than three percent of revenues.

         The vast majority of sales are from individual purchase orders and are not subject to ongoing supply contracts; however, the Company sometimes enters into contracts to purchase and supply specific products over a period of a year or longer. Such contracts provide the customer with greater certainty as to timely delivery, price stability and continuity of supply, and sometimes satisfy particular processing or inventory management requirements. Such contracts have resulted in new customer relationships and increased sales volumes for the Company, but can have a slightly lower gross margin than ordinary sales. Such contracts, in the aggregate, represented less than 15% of total revenues in fiscal 1999.

         Seasonal fluctuations in the Company's business generally occur in the summer months and in November and December, when many customers' plants are closed for vacations. Order backlog is not a significant, as orders are generally filled within 24 hours.

         During fiscal 1999, the Company handled approximately 7,200 sales transactions per business day generating an average revenue of approximately $505 per transaction. Sales of stock inventory generated approximately 88% of the Company's total revenues in fiscal 1999. Special requirements of the customer are met by arranging mill-direct sales and by making buy-outs from other distributors of items the Company does not maintain as stock inventory. Such sales generally have lower gross margins than stock sales, but provide a valuable customer service.

COMPETITIVE STRENGTHS

         The Company believes that the following factors contribute to its success in the metals distribution industry:

         MARKET POSITION. The Company is among the largest distributors of metal products in the U.S. and believes that its broad product offerings, with a specialization in higher margin bar and tubing (as compared to flat-rolled products), along with its value-added processing capabilities have enabled it to maintain its position among the market leaders and achieve gross margins that are among the highest for comparable publicly-traded metals distribution companies. Because of its significant purchasing volume and long-term relationships developed with numerous metals producers, the Company believes it can realize economies of scale and has access to a wide variety of metals and new product and service ideas. Furthermore, the Company believes that its salesforce is among the most experienced in the industry.

         NETWORK OF STRATEGICALLY LOCATED FACILITIES. The Company's service centers are strategically located throughout North America, generally within one day's delivery time to almost all U.S. manufacturing centers, and is thereby capable of increasing sales to national customers that currently buy metals from various suppliers in different locations. The Company's facilities serve more than 40,000 customers, with no single customer accounting for more than three percent of the Company's gross revenues. Such diversification reduces the Company's vulnerability to the financial or economic weakness of particular customers, industries or regions.

         SERVICE AND PRODUCT SELECTION. The Company specializes in higher gross margin bar and tubing products that are not commonly sold directly by steel and aluminum producers in small quantities. The Company serves the needs of its customers by carrying a broad range of shapes and sizes in its core product areas in large quantities, which allows the Company to deliver orders to customers typically within 24 hours from receipt of an order. Each of the Company's service centers strives to be a market leader in the Company's core product lines in its geographic area. The Company benefits from an excellent reputation for quality and service built over its 78 years in operation and has received numerous quality and service awards from its customers. The Company was among the first in the metals distribution industry to receive multi-site ISO 9002 certification and had the first metals service center to receive QS 9000 certification established by the automobile industry.

         MANAGEMENT INFORMATION SYSTEMS AND INVENTORY PRACTICES. The Company has invested and will continue to invest significant resources to upgrade or enhance its management information and financial reporting systems. Such information systems have integrated and comprehensive application programs that provide databases used to perform detailed transaction analysis, including internal benchmarking of profitability by customer and by product type, and tracking and tracing inquiries by order and product. The Company believes its information systems assist management in their efforts to purchase more effectively, reallocate and optimize inventory among different locations and improve customer service through better order and product reference data.

         EXPERIENCED MANAGEMENT WITH EQUITY OWNERSHIP. The Company's executives and other members of its management have substantial experience in the metals industry. In addition, the Company's employees directly, and indirectly through the Jorgensen Employee Stock Ownership Plan (the "ESOP"), own in the aggregate approximately 28.5% (20.9% on a diluted basis) of the outstanding Holding Common Stock as of March 31, 1999.

         IMPROVED COST STRUCTURES - The Company believes that the closure or sale of underperforming operations and assets, the reduction in its workforce and other restructuring and reengineering initiatives undertaken in recent years have dramatically improved its cost structure and operating leverage. During fiscal 1999, such initiatives and their impact on cost structures have enabled the Company to maintain operating profit at prior year levels, despite general weakness in the metals industry and specific weakness in key industries served by the Company, including agricultural equipment, oil services and aerospace, that resulted in lower revenues.

MANAGEMENT INFORMATION SYSTEMS

         The Company's management information systems are designed to provide a competitive advantage in managing activities affecting vendors, products, customers and value-added services and to assist management in identifying additional areas for operational improvement. The systems enhance the Company's ability to utilize electronic commerce in dealing with its customers and suppliers (including EDI, internet or remote inquiry and ordering), bar coding, document imaging and other functions that can result in greater efficiencies and increased productivity for all users. Planned improvements in the Company's management information systems include: (i) an improved order processing system which will allow its salespersons to access customer history and to improve order throughput, (ii) a warehouse automation system to better control inventory and shipment logistics, (iii) providing intranet systems for financial and management reporting, planning and sales and gross profit analysis, (iv) document imaging technology to facilitate processing, storage and retrieval of transactional data, and (v) providing inventory inquiry and order processing via the internet.

EMPLOYEES

         As of March 31, 1999, the Company employed approximately 1,900 persons, of whom approximately 1,100 were employed in production or shipping, 410 were employed in sales and 390 served in executive, administrative or district office capacities. Three different unions represented approximately 750 of the Company's employees from 16 locations. The related collective bargaining agreements expire on staggered dates between December 14, 1999 and April 30, 2003. The Company negotiated a collective bargaining agreement with 18 newly organized employees of the Toronto facility in fiscal 1999. The Company believes that it has a good overall relationship with its employees.

FOREIGN OPERATIONS

         The Company maintains two metal service centers in Canada operating through a wholly-owned subsidiary, Earle M. Jorgensen (Canada) Inc., a Canadian limited liability company. On September 8, 1997, the Company sold its operations in Mexico, and on January 29, 1998, the Company sold its operations in the United Kingdom. For the fiscal years ended March 31, 1999, 1998 and 1997, revenues from foreign operations totaled $31.1 million, $53.6 million and $63.8 million, respectively. Refer to Note 4 to Consolidated Financial Statements for further information on the sale of foreign subsidiaries.

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

         During fiscal years 1999, 1998 and 1997, expenditures made in connection with environmental matters totaled approximately $2.8 million, $0.4 million and $1.1 million, respectively, principally for settlement of claims, and monitoring, remediation and investigation activities at sites with contaminated soil and/or groundwater. As of March 31, 1999, the Company had accrued approximately $0.5 million for future monitoring, investigation and remediation expenditures that could be reasonably estimated related to the following pending environmental matters.

         ALAMEDA STREET (LOS ANGELES). In February 1998, the Company was notified that it had potential responsibility for the lead and copper soil contamination of an undeveloped parcel that is adjacent to its Alameda Street property. A remediation plan has been approved by local government agencies and is being implemented.

         FORGE (SEATTLE/KENT, WA). The Company indemnified the purchasers of its former Forge facility for remediation of certain conditions at the facility and at an off-site disposal site existing or subsequently determined to be existing at the date of sale. No such claims were made within the timetables allowed under the indemnification agreement. In November 1998, the Company paid $2.2 million to the current owner of the Forge property as a settlement for any and all remaining or future liabilities related to the remediation of the facility. The Company continues to monitor the disposal site for environmental conditions.

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

         Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material. See Note 9 to Consolidated Financial Statements.

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


COUNTRY/CITY/STATE                 OWNED/                    FACILITY
                                   LEASED                    (SQ. FT.)
UNITED STATES:
 Phoenix, Arizona................. Owned                      72,200
 Little Rock, Arkansas............ Leased                     28,800
 Hayward, California.............. Leased                     86,000
 Los Angeles, California.......... Owned                     506,100
 Los Angeles, California.......... Leased                     83,600
 Denver, Colorado................. Leased                     78,800
 Honolulu, Hawaii................. Owned                     109,200
 Chicago, Illinois................ Owned                     554,000
 Roselle, Illinois................ Leased                      4,900
 Plainfield, Indiana.............. Owned                     142,700
 Davenport, Iowa.................. Leased                     59,200 (a)
 Boston, Massachusetts............ Owned                      64,200
 Minneapolis, Minnesota........... Owned                     160,000
 Kansas City, Missouri............ Leased                    120,400
 St. Louis, Missouri.............. Leased                    106,700
 Charlotte, North Carolina........ Owned                     178,200
 Cincinnati, Ohio................. Leased                    137,000
 Cleveland, Ohio.................. Owned                     199,600
 Cleveland, Ohio.................. Owned                     134,500
 Tulsa, Oklahoma.................. Owned                     106,500
 Tulsa, Oklahoma.................. Owned                     137,900
 Portland, Oregon................. Leased                     31,300
 Philadelphia, Pennsylvania....... Leased                    234,800
 Memphis, Tennessee............... Leased                     56,500
 Dallas, Texas.................... Owned                     132,200
 Houston, Texas................... Owned                     276,000
 Kent, Washington................. Leased                     83,700
CANADA:
 Toronto, Ontario................. Leased                     38,600
 Montreal, Quebec................. Leased                     57,000
OTHER PROPERTIES:
 Brea, California (headquarters).. Leased                     38,300


------------------

(a) The Company has approved plans and expects to complete expansion to its facilities in Davenport during fiscal 2000.


ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries and branches are occasionally involved in ordinary, routine litigation incidental to their normal course of business, none of which they believe to be material to their financial condition or results of operations. The Company and its subsidiaries and branches maintain various liability insurance coverages to protect their assets from losses arising out of or involving activities associated with ongoing and normal business operations. See also "Item 1. Business -- Environmental Matters".


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY

         The Company has 128 shares of common stock par value $.01 per share outstanding, all of which are owned by Holding. For each of fiscal years ended March 31, 1999, 1998 and 1997, the Company paid dividends totaling $17,701,000, $11,469,000, and $5,552,000, respectively, to Holding in connection with the repurchase of its capital stock from employees of the Company whose employment had terminated, as required by the terms of Holding's Stockholders Agreement and the ESOP. In addition, in fiscal 1998, the Company paid dividends of $45,419,000 to Holding in connection with the series of refinancing transactions. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Refinancing Transactions". The Company has not declared or paid any dividends on its capital stock in the three years ended March 31, 1999.


ITEM 6.  SELECTED FINANCIAL DATA

         All information contained in the following table was derived from the audited consolidated financial statements of the Company and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements of the Company and the related notes thereto included elsewhere in this Form 10-K.


                                                                          YEAR ENDED MARCH 31,
                                         -------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
                                              1999             1998              1997             1996              1995
                                         ---------------   --------------   ---------------   --------------    --------------
STATEMENT OF OPERATIONS DATA:
   Revenues                                  $ 915,811       $1,050,005        $1,023,565      $1,025,659        $1,022,884
   Gross profit                                265,960          294,624           280,739         261,021           305,909
   Operating expenses exclusive of
     restructuring and other non-              198,751          225,019           245,826         245,619           247,184
     recurring charges
   Restructuring and other non-                    ---            2,838            20,088          12,776               715
     recurring charges
   Income from operations                       67,209           66,767            14,825           2,626            58,010
   Net interest expense                         41,181           41,059            40,880          40,874            34,604
   Extraordinary loss (1)                          ---            9,075               ---             ---               ---
   Net income (loss)                            24,493           15,760          (26,556)        (29,311)            19,919

BALANCE SHEET DATA:
   Working capital                           $ 156,691        $ 157,784         $ 170,988       $ 166,587          $243,738
   Net property, plant & equipment             102,776          106,643           120,050         134,259           139,705
   Total assets                                426,867          443,821           454,882         484,911           543,548
   Long-term debt (including current           296,506          312,234           291,286         279,952           296,274
      portion)
   Stockholder's equity                       (28,020)         (36,919)             1,927          25,141            76,400

OTHER SUPPLEMENTAL DATA:
   Depreciation and amortization (2)          $  9,175         $  9,475          $ 10,620        $ 12,022          $ 14,135
   Non-cash ESOP expense (3)                     2,994            2,788             3,102           3,401             7,694
   Net cash interest expense (4)                40,689           39,993            37,747          37,310            31,592
   Capital expenditures                          8,957            7,264             4,449          16,658            16,177
   Ratio of earnings to fixed charges (5)         1.55             1.54               ---             ---              1.58
   Dividends paid (6)                           17,701           56,888             5,552          22,289             3,654
---------------

(1) The extraordinary loss of $9,075 includes the write-off of deferred financing costs and payments of call premiums and other expenses in connection with early retirement of debt. See Note 6 to Consolidated Financial Statements.

(2) Depreciation and amortization excludes amortization of debt issue costs aggregating $1,481, $1,757, $2,144, $2,114 and $2,117 for the years ended March 31, 1999, 1998, 1997, 1996 and 1995, respectively, and debt issue costs of $550 written off in connection with an amendment to the Company's revolving loan agreement in fiscal 1996, reflected in the Company's consolidated statements of operations as interest expense.

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

(5) In computing the ratio of earnings to fixed charges, "earnings" represents pre-tax income (loss) plus fixed charges except capitalized interest, if any. "Fixed charges" represents interest whether expended or capitalized, debt cost amortization, and 33% of rent expense, which is representative of the interest factor. Earnings were sufficient to cover fixed charges for the fiscal years ended March 31, 1999, 1998 and 1995. Earnings were insufficient to cover fixed charges for the fiscal years ended March 31, 1997, and 1996 by $26,055 and $38,248, respectively.

(6) Dividends paid to Holding in connection with the repurchase of its capital stock from terminated employees. In fiscal 1998, the Company also paid a dividend to Holding of $45,419 that was used to repay a portion of Holding Notes (as defined below) and accrued interest. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Refinancing Transactions".


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

         During the past several years, the Company has undergone substantial changes, including the appointment of a new Chief Executive Officer in fiscal 1997 and the implementation of two restructuring programs in fiscal 1997 and 1996 designed to realign its operations and core competencies and to improve operating earnings and cash flows. In March 1997, the Company recorded a $15.6 million restructuring charge that included selling two of its foreign subsidiaries, closing four domestic distribution centers, and reducing the Company's workforce. In addition, fiscal 1997 included a $4.5 million write-off of certain costs related to its management information and reporting system. In fiscal 1998, the Company also discontinued its flat-rolled processing center, consolidated two honing operations, and completed the sale of two of its foreign subsidiaries that generated net operating losses of $2.9 million during the three fiscal years ended March 31, 1998.

         In fiscal 1998, the Company commenced several reengineering initiatives to focus on improving customer service, process improvements and profitability. Such initiatives included: (i) implementing direct sales capabilities, (ii) enhancing sales of product and value-added services to new and existing customers utilizing management information systems that provide improved customer and market data, (iii) developing order management systems and redesigning warehouse configurations to reduce inventory handling expenses and to improve on-time delivery, (iv) developing logistics programs to reduce transportation and freight costs, and (v) eliminating non value-added activities.

         The Company is also addressing operational efficiencies and improvements in customer service by: (i) providing incentives for service center managers and salespersons based on branch operating achievements and corporate financial objectives, and (ii) repositioning faster moving inventory from facilities designated as depots to service centers.

         The Company believes that the restructuring plans and the reengineering initiatives have substantially reduced costs since their commencement and have resulted in, and will continue to contribute to, a downward trend in operating expense ratios. The Company's income from operations before restructuring and other non-recurring charges was $67.2 million in fiscal 1999, $69.6 million in fiscal 1998 and $34.9 million in fiscal 1997. The number of employees decreased from approximately 2,600 on December 31, 1996 to approximately 1,900 on March 31, 1999, including the elimination of a number of corporate managerial positions.

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

REFINANCING TRANSACTIONS

         On March 24, 1998, the Company refinanced its indebtedness by: (i) consummating the issuance and sale (the "Offering") of $105.0 million in aggregate principal amount of 9 1/2% Senior Notes due 2005 (the "9 1/2% Senior Notes"), (ii) replacing its existing revolving credit facility with an amended and restated revolving credit facility (prior to and after such amendment and restatement, the "Revolving Credit Facility"), and (iii) borrowing $100.0 million in aggregate principal amount under a variable rate term loan (the "Term Loan"). The net proceeds of the Offering, the Term Loan and the Revolving Credit Facility were used to (i) redeem $155.0 million in aggregate principal amount of the Company's outstanding 10 3/4% Senior Notes (the "10 3/4% Notes" and together with the 9 1/2% Senior Notes, the "Senior Notes") together with premium and accrued interest thereon to the date of redemption, (ii) prepay approximately $5.1 million in aggregate principal amount of purchase money indebtedness, including premium and accrued interest thereon, and (iii) pay a dividend to Holding in the amount of approximately $45.4 million used by Holding to (x) redeem $40.0 million in principal amount of its senior indebtedness (the "Holding Notes"), and (y) pay approximately $5.4 million of interest accrued as of March 24, 1998 on the Holding Notes (collectively, the "Holding Prepayment"). The Holding Notes are owned by an affiliate of Kelso.

         The Offering, borrowings under the Term Loan, the refinancing of the Revolving Credit Facility, and the Holding Prepayment are referred to collectively as the "Refinancing Transactions." See Note 6 to Consolidated Financial Statements.

STATEMENT OF OPERATIONS INFORMATION

         The following table sets forth certain consolidated statement of operations data for the Company. The historical consolidated financial data for the fiscal years ended March 31, 1999, 1998 and 1997 are derived from the historical consolidated financial statements included elsewhere herein.


                                              Year Ended March 31,
                          ---------------------------------------------------------
                               1999      %        1998       %        1997        %
                               ----      -        ----       -        ----        -
                                           (dollars in thousands)
STATEMENT OF OPERATIONS
 DATA:
Revenues.................... $915,811  100.0%  $1,050,005  100.0%  $1,023,565  100.0%
Gross profit................  265,960   29.0      294,624   28.1      280,739   27.4
Operating expenses
 exclusive of restructuring
 and other non-recurring
 expenses...................  198,751   21.7      225,019   21.4      245,826   24.0
Warehouse and delivery
 expenses...................  120,687   13.2      128,495   12.2      135,287   13.2
Selling expenses............   33,918    3.7       37,147    3.5       40,791    4.0
General and administrative
 expenses...................   44,146    4.8       59,377    5.7       69,748    6.8
Income from operations......   67,209    7.3       66,767    6.4       14,825    1.4
Net interest expense........   41,181    4.5       41,059    3.9       40,880    4.0
Extraordinary loss..........     ---                9,075    0.9         ---
Net income (loss)...........   24,493    2.7       15,760    1.5      (26,556)  (2.6)



RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

         REVENUES. Revenues for fiscal 1999 decreased 12.8% to $915.8 million, compared to $1,050.0 million in fiscal 1998. Revenues from domestic operations for fiscal 1999 decreased 11.2% to $884.7 million, compared to $996.4 million in fiscal 1998. In general, fiscal 1999 revenues were adversely impacted by weakened product demand in significant industries that the Company serves, including agricultural equipment, oil services and aerospace, each suffering from global economic uncertainty caused in part by the Asian crisis, and by general decreases in metal commodity prices. Overall, fiscal 1999 revenues were primarily impacted by a 7% decrease in tonnage shipped and a 5% reduction in average selling price (material costs declined 3%) when compared to fiscal 1998. Revenues from international operations decreased 42.0% to $31.1 million compared to $53.6 million in fiscal 1998 due to the sale of the U.K. and Mexican subsidiaries in fiscal 1998 (see Note 4 to Consolidated Financial Statements).

         GROSS PROFIT. Gross profit decreased 9.7% to $266.0 million in fiscal 1999, compared to $294.6 million in fiscal 1998. Gross margin improved to 29.0% when compared to 28.1% in fiscal 1998. Fiscal 1999 included a LIFO credit of $2.9 million compared to a corresponding LIFO charge of $0.3 million in fiscal 1998. Gross profit and gross margin from foreign operations was $6.8 million and 22.0% in fiscal 1999, compared to $11.4 million and 21.3% in fiscal 1998. Exclusive of foreign operations and LIFO, gross margin improved to 29.0% for fiscal 1999, compared to 28.5% in fiscal 1998 primarily as the result of higher contributions to gross profit from value-added products and services and improved inventory management.

         EXPENSES. Total operating expenses in fiscal 1999 were $198.8 million compared to $227.9 million in fiscal 1998. As a percent of revenues, total operating expenses were 21.7% in fiscal 1999 and fiscal 1998. Fiscal 1998 included a restructuring charge of $2.8 million representing the loss on sale of the Company's U.K. and Mexican operations (see Note 4 to Consolidated Financial Statements). Excluding such charges, operating expenses in fiscal 1998 would have been $225.1 million, or 21.4% of revenues.

         Warehouse and delivery expenses decreased $7.8 million (6.1%) to $120.7 million in fiscal 1999 compared to $128.5 million in fiscal 1998. As a percent of revenues, warehouse and delivery expenses were 13.2% in 1999 and 12.2% in fiscal 1998. The decrease in expenses was primarily due to a 6% reduction in compensation and related expenses resulting from a reduction in the number of employees caused in part by the Company's reengineering and restructuring efforts, including the sale of the Mexican and U.K. subsidiaries in fiscal 1998, and a reduction in freight expenses attributable to the decrease in tonnage volume shipped.

         Selling, general and administrative expenses decreased $18.4 million (19.1%) to $78.1 million in fiscal 1999 compared to $96.5 million in fiscal 1998. In fiscal 1999, selling expenses decreased $3.2 million (8.6%) to $33.9 million, compared to $37.1 million in fiscal 1998, and increased as a percent of revenues to 3.7% from 3.5% in fiscal 1998. General and administrative expenses decreased by $15.2 million (25.6%) to $44.2 million in fiscal 1999 compared to $59.4 million in fiscal 1998, and to 4.8% of revenues from 5.7% in fiscal 1998. The decreases in selling expenses and general and administrative expenses were primarily due to a 10% and 13% reduction, respectively, in compensation and related expenses resulting primarily from lower sales and lower incentive payments and a reduction in headcount caused in part by the Company's reengineering and restructuring efforts, including the sale of the Mexican and U.K. subsidiaries in fiscal 1998. General and administrative expenses in fiscal 1999 were also impacted by lower expenses for professional services including consulting charges incurred in connection with the reengineering projects implemented in fiscal 1998, higher income recognized from life insurance proceeds and growth in cash surrender value of the Company's life insurance policies, offset by lower income realized on cash discounts taken on vendor payments.

         NET INTEREST EXPENSE. Net interest expense was $41.2 million in fiscal 1999 and $41.1 million in fiscal 1998. Such amounts include interest on the Revolving Credit Facility, Senior Notes, Term Loan, and borrowings against the cash surrender value of certain life insurance policies and the amortization of debt issue costs ($1.5 million in fiscal 1999 and $1.8 million in fiscal 1998).

         During fiscal 1999 the average outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) was $331.7 million versus $303.9 million in fiscal 1998. The weighted-average interest rate on such indebtedness during fiscal 1999 was 8.61% versus 9.68% in fiscal 1998. The changes in the average outstanding indebtedness and the average interest rate was attributable to the Company's Revolving Credit Facility borrowings and the impact of the Refinancing Transactions consummated in March 1998 (see also "---Liquidity and Capital Resources"). The average borrowings under the Revolving Credit Facility decreased to $114.7 million from $127.3 million in fiscal 1998, and the average interest rate decreased to 7.43% in fiscal 1999 from 8.65% in fiscal 1998.

         The outstanding borrowings against the cash surrender value of life insurance policies were $101.7 million at March 31, 1999 and $88.9 million at March 31, 1998, and the total interest expense on such borrowings increased to $10.9 million in fiscal 1999 compared to $9.4 million in fiscal 1998. Such increases resulted from net borrowings of $12.8 million against the increased cash surrender value of life insurance policies in November 1998 to pay annual premiums on such policies and to pay interest on previous borrowings (see "---Liquidity and Capital Resources"). As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income earned under the policies was $10.9 million in fiscal 1999, $10.3 million in fiscal 1998 and $7.8 million in fiscal 1997 and is reported as an offset to general and administrative expenses in the Company's statements of operations.

         The interest rates on the Senior Notes and on the life insurance policy borrowings are fixed at 9.50% and 11.76%, respectively. The interest rates on the Revolving Credit Facility and the Term Loan are floating rates (6.69% and 8.22%, respectively, as of March 31, 1999). In June 1998, the Company entered into an interest rate swap agreement with Bankers Trust Company that effectively fixed the interest rate on the Term Loans at approximately 9.05% through June 2003 (the "Fixed Rate"). Such agreement requires Bankers Trust Company to make payments to the Company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the sum of the three month London Interbank Offered Rate plus 3.25% ("Floating LIBOR") and the Fixed Rate, if the Floating LIBOR is greater than the Fixed Rate, on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, the Company is required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. During fiscal 1999, the Company has paid Bankers Trust Company $0.2 million of interest as calculated under the provisions described above.

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

         REVENUES. Revenues for fiscal 1998 increased 2.6% to $1,050.0 million, compared to $1,023.6 million in fiscal 1997. Revenues from domestic operations for fiscal 1998 increased $36.6 million (3.8%) to $996.4 million compared to $959.8 million in fiscal 1997. Domestic revenues in fiscal 1998 reflect a 9% increase in tonnage volume offset by a 3% reduction in average selling price (material costs declined 4%) compared to fiscal 1997. Revenues from international operations decreased $10.2 million to $53.6 million due to the sale of the U.K. and Mexican subsidiaries (see Note 4 to Consolidated Financial Statements).

         GROSS PROFIT. Gross profit increased $13.9 million to $294.6 million in fiscal 1998 compared to $280.7 million in fiscal 1997 and gross margin increased to 28.1% compared to 27.4%. Fiscal 1998 included a LIFO charge of $0.3 million compared to a corresponding LIFO credit of $3.5 million in fiscal 1997. Gross profit and gross margin from foreign operations was $11.4 million and 21.3% in fiscal 1998, compared to $13.4 million and 21.0% in fiscal 1997. Exclusive of foreign operations and LIFO, gross margin was 28.5% for fiscal 1998, compared to 27.5% in fiscal 1997. The increase of 1.0% is due to changes in product mix, primarily higher bar tonnage shipped (18%) and higher average prices on tubular products (3%) in fiscal 1998 compared to fiscal 1997. The Company believes such changes were primarily due to changes in customer demand toward products with higher margins, and not attributable to specific strategies or initiatives of the Company. In addition, the shift in demand did not reflect an identifiable trend in demand for product or by industry.

         EXPENSES. Total operating expenses in fiscal 1998 were $227.9 million compared to $265.9 million in fiscal 1997. Fiscal 1998 included a restructuring charge of $2.8 million representing the loss on sale of the Company's U.K. and Mexican operations (see Note 4 to Consolidated Financial Statements). Fiscal 1997 included a restructuring charge of $15.6 million and a non-recurring charge for asset write-offs of $4.5 million (see Note 1 to Consolidated Financial Statements). Excluding such charges, operating expenses in fiscal 1998 would have been $225.1 million, or 21.4% of revenues, compared to $245.8 million, or 24.0% of revenues, in fiscal 1997.

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

         Selling, general and administrative expenses decreased $14.0 million (12.7%) to $96.5 million in fiscal 1998 compared to $110.5 million in fiscal 1997. In fiscal 1998 selling expenses decreased $3.7 million (9.1%) to $37.1 million, compared to $40.8 million in fiscal 1997, and decreased as a percent of revenues to 3.5% from 4.0% in fiscal 1997 due to a 5% reduction in compensation and related expenses resulting from the closure of four domestic service centers and the sale of the Mexican and U.K. subsidiaries. General and administrative expenses decreased by $10.4 million (14.9%) to $59.4 million in fiscal 1998, and to 5.7% of revenues from 6.8% in fiscal 1997. The decrease in general and administrative expenses was attributable to an 8% decrease in compensation and related expenses resulting from the March 1997 restructuring, which included an administrative workforce reduction, higher income from cash discounts taken on vendor payments and gains from sales of surplus facilities.

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

         During fiscal 1998 the average outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) was $303.9 million versus $304.5 million in fiscal 1997. The weighted-average interest rate on such indebtedness during fiscal 1998 was 9.68% versus 9.62% in fiscal 1997. The changes in the average outstanding indebtedness and the average interest rate was attributable to the Company's Revolving Credit Facility borrowings and the impact of the Refinancing Transactions consummated in March 1998 (see also "---Liquidity and Capital Resources"). The average borrowings under the Revolving Credit Facility decreased to $127.3 million from $130.4 million in fiscal 1997, and the average interest rate increased to 8.65% in fiscal 1998 from 8.54% in fiscal 1997.

         The outstanding borrowings against the cash surrender value of life insurance policies was $88.9 million at March 31, 1998 and $76.5 million at March 31, 1997, and the total interest expense on such borrowings increased to $9.4 million in fiscal 1998 compared to $8.6 million in fiscal 1997. Such increases resulted from a borrowing of $12.4 million against the increased cash surrender value of life insurance policies in November 1997 to pay annual premiums on such policies and to pay interest on previous borrowings (see "---Liquidity and Capital Resources"). As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income earned under the policies was $10.3 million in fiscal 1998, $7.8 million in fiscal 1997 and $7.6 million in fiscal 1996 and is reported as an offset to general and administrative expenses in the Company's statements of operations.

         The interest rates on the Senior Notes and on the life insurance policy borrowings are fixed at 9.50% and 11.76%, respectively. The interest rates on the Revolving Credit Facility and the Term Loan are floating rates (9.0% and 8.94%, respectively, as of March 31, 1998).

         EXTRAORDINARY LOSS. The extraordinary loss of $9,075,000 includes the write-off of deferred financing costs and the payment of call premiums and other expenses related to the early retirement of the Company's 10 3/4% Notes and purchase money indebtedness as part of the Refinancing Transactions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $156.7 million at March 31, 1999 compared to $157.8 million at March 31, 1998. The Company's primary sources of cash during fiscal 1999 consisted of: (i) funds provided by operations, $36.0 million; and (ii) proceeds from the sale of property, plant and equipment, $6.0 million. The Company's primary uses of cash in fiscal 1999 consisted of: (i) dividends to Holding, $17.7 million; (ii) payments under revolving loan agreements, $14.2 million,; and (iii) capital expenditures, $9.0 million.

         Cash generated from operating activities was $36.0 million (3.9% of revenues) in fiscal 1999 compared to $36.6 million (3.5% of revenues) in fiscal 1998. In fiscal 1997, cash used in operating activities was $6.0 million. The improvement since fiscal 1997 reflects the impact from the Company's restructuring and reengineering efforts and continued emphasis on managing working capital.

         During fiscal 1999, the Company redeemed $17.7 million of its capital stock from retiring and terminated employees, as required by the terms of the Company's ESOP and Holding's Stockholders Agreement. Such an amount includes certain payments related to the workforce reductions resulting from the fiscal 1997 restructuring. The Company expects that such redemptions for fiscal 2000 will be approximately $11 million, although the timing of such expenditures is not within the control of the Company and there can be no assurance in this regard.

         In fiscal 1998 the dividend payment to Holding of $45.4 million to effect the Holding Prepayment (see "--Refinancing Transactions"), resulted in tax losses reported by Holding in the amount of approximately $27.2 million. Such tax losses are available to offset consolidated federal taxable income of Holding and the Company and will reduce cash taxes payable by the Company under the Tax Allocation Agreement between Holding and the Company (see Note 7 to Consolidated Financial Statements).

         The Company's capital expenditures were $9.0 million in fiscal 1999, $7.3 million in fiscal 1998 and $4.4 million in fiscal 1997. Capital expenditures in fiscal 1999 were primarily for routine replacement of machinery and equipment, facility improvements and expansions, and the purchase of computer hardware and software. For fiscal 2000, the Company has planned approximately $10.0 million of capital expenditures to be financed from internally generated funds. Approximately $7.2 million is for routine replacement of machinery and equipment and facility improvements and expansions, and $2.8 million is for further additions and enhancements to the Company's management information systems.

         The Company's ongoing debt service obligations primarily consist of interest payments under its Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the 9 1/2% Senior Notes and principal and interest payments on the Company's industrial revenue bonds. As of March 31, 1999, annual principal payments required by the Company's outstanding industrial revenue bonds indebtedness amount to $0.5 million in fiscal 2000, $1.4 million in fiscal years 2001 through 2004 and $6.2 million in the aggregate thereafter through 2010. The Company will not be required to make any principal payments in respect of the 9 1/2% Senior Notes until 2005. The Revolving Credit Facility will mature in 2003 and the Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. The Revolving Credit Facility, the Term Loan and 9 1/2% Senior Notes have covenants in respect of maintenance of minimum working capital and a fixed charge coverage ratio; and although compliance with such covenants in the future is largely dependent on the future performance of the Company and general economic conditions, for which there can be no assurance, the Company expects that it will continue to be in compliance with all of its debt covenants for the foreseeable future.

         As of March 31, 1999, the Company's primary sources of liquidity were available borrowings of approximately $88.3 million under the Revolving Credit Facility, available borrowings of approximately $5.5 million against certain life insurance policies and internally generated funds. Borrowings under the Revolving Credit Facility are secured by the Company's domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of the Company's accounts receivable and inventory. The Term Loan is secured by a first priority lien on a substantial portion of the Company's current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse to the Company. The interest rate on the life insurance policy loans is 0.5% greater than the dividend income rate on the policies. As of March 31, 1999, there was approximately $18.5 million of cash surrender value in all life insurance policies maintained by the Company, net of borrowings.

         The Company believes its sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes prior to their maturities in 2003, 2004 and 2005, respectively; however, the Company anticipates that it will be necessary to replace or to refinance all or a portion of the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes prior to their respective maturities, although there can be no assurance on what terms, if any, the Company would be able to obtain such refinancing or additional financing. The Company's ability to make interest payments on the Revolving Credit Facility and the 9 1/2% Senior Notes and principal and interest payments on the Term Loan will be dependent on maintaining the level of performance reflected in the fiscal 1999 results, which will be dependent on a number of factors, many of which are beyond its control, and the continued availability of revolving credit borrowings. The Company's earnings were sufficient to cover fixed charges for fiscal years 1999 and 1998. Earnings were insufficient to cover fixed charges for fiscal 1997 by $26.1 million.

ENVIRONMENTAL CONTINGENCIES

         The Company is currently involved with remediation and/or investigation activities at several former facilities where soil and/or groundwater contamination is present. As of March 31, 1999, reserves totaling $0.5 million have been established to cover those future environmental costs that are known or can be reasonably estimated. See Note 9 to the Company's Consolidated Financial Statements included elsewhere herein for a more detailed discussion of specific environmental contingencies.

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

         The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder, which, among other requirements, establish noise, dust and safety standards. The Company believes that it is in material compliance with applicable laws and regulations and does not anticipate that future compliance with such laws and regulations will have a material adverse effect on the results of operations or financial condition of the Company.

         Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material. See "Item 1. Business--Environmental Matters".

FOREIGN EXCHANGE EXPOSURE

         The functional currency for the Company's foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, whereas adjustments resulting from the translation of financial statements are included in accumulated other comprehensive income (loss) within stockholder's equity. The Company does not hedge its exposure to foreign currency fluctuations. Net foreign currency transaction gains or losses have not been material in any of the years presented. See "Item 1. Business--Foreign Operations". However, the 1995 devaluation of the Mexican peso and ongoing instability of the peso and the Mexican economy had a negative impact on the Company's Mexican operations, which generated operating losses aggregating $2.9 million for the three fiscal years ended March 31, 1997.

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

YEAR 2000 COMPLIANCE

         IMPACT OF YEAR 2000 -The Year 2000 issue exists because many computer systems, applications and embedded microprocessors use two rather than four digit years to define the applicable year. Because this issue has the potential to disrupt the Company's business operations, a company wide Year 2000 project was initiated to identify and resolve the potential issues surrounding the Year 2000 problem. The Year 2000 project addresses the problems that may arise in computer technologies, which include both information technology ("IT") and non-IT systems, and those Year 2000 issues related to third parties that are considered significant to the Company's business operations.

The Company named a project manager to coordinate Year 2000 issues and compliance. The project manager's principal responsibilities include identifying, assessing, remediating, testing, implementing and planning for contingencies related to Year 2000 issues that could materially impact the Company's results of operations, liquidity, or capital resources if failure occurs.

         STATE OF READINESS -The Company's IT systems principally consist of business information systems (such as mainframe computers and distributed servers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices such as hubs, switches, routers, and phone systems). As of June 1999, the Company has completed a review of its business information systems and has determined that most of the "business critical" systems are Year 2000 compliant. The Company is currently upgrading or replacing those business critical systems that are not Year 2000 compliant, and expects such work will be completed by the end of July 1999. A final test of the Company's business information systems will be completed by the end of July 1999.

         Non-IT systems are those business tools that may contain embedded microprocessors, such as elevators, security systems, production equipment, and climate control systems. The Company's branch operations management have been directed to identify non-IT systems related to their respective facilities and to determine the level of Year 2000 compliance or remediation required. This process is currently underway and is expected to be completed by October 1999.

         EXTERNAL RELATIONSHIPS - The Company also faces a potential risk should one or more of its principal suppliers, service providers or other parties with whom the Company has a material business relationship suffer a Year 2000 related problem. The Company has identified key vendors whose Year 2000 compliance may be critical to the Company, including those providing metal products, metal processing services and transportation related services. Surveys assessing Year 2000 compliance have been distributed to these key vendors and their responses are being compiled. The Company expects to complete its surveys and assessment of risk by the end of June 1999 although it will perform additional selected follow-up surveys during the balance of 1999. The Company will use the results of these surveys to aid in contingency planning.

         CONTINGENCY PLANNING - The Company recognizes the need for contingency planning in those areas where it is known, or is reasonably likely that an event or an uncertainty will create a Year 2000 system related failure with a significant negative impact on its business operations. Contingency planning is expected to be completed for IT and non-IT systems, and for principal suppliers or service providers no later than October 1999, and will include among other actions, manual workarounds and staffing reassignments.

         COSTS - The Company has incurred less than $100,000 of costs through June 1999 to address Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $700,000. This estimate was based on the known costs to upgrade Year 2000 deficient business information systems and infrastructure components, such as time and attendance applications and phone systems.

         RISKS - The Company anticipates that it will complete the risk assessment, remediation and contingency planning for its internal IT and non-IT systems, and for those parties with whom the Company has a material business relationship by October 1999. Although the Company believes it is unlikely, it is possible the Company's results of operations or financial position could be materially adversely impacted if the Company and its major customers or suppliers do not adequately address Year 2000 issues. The Company believes its "reasonable likely worst case scenario" would involve a partial failure in one or more of the Company's systems, or systems maintained by principal suppliers, service providers or other parties with whom the Company has a material business relationship, which would require particular transactions or processes to be handled manually, thereby causing delays and resulting in additional costs being incurred until the problem is corrected. Furthermore, the price of metal products purchased by the Company may increase if primary suppliers could not provide product and the Company was forced to purchase from alternative sources. In addition, interruptions in telecommunications, energy and transportation services could also have an adverse impact on the results of operations or financial position of the Company.

INFLATION

         The Company's operations have not been, nor are they expected to be, materially affected by inflation.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates, foreign currency exchange rates and commodity prices is not considered material based on the nature and extent of its financial instruments, foreign operations and related activities and normal business cycles.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age (at March 31, 1999), principal occupation and business experience during the last five years of each of the directors and executive officers of the Company and Holding. The directors and executive officers of the Company and Holding are identical. The executive officers serve at the pleasure of the Board of Directors of the Company and Holding, respectively.

         Each member of the Board of Directors of the Company and of Holding holds office until the next annual meeting of the stockholders thereof or until his successor is elected and qualified. The election of directors of Holding is subject to the provisions of a Stockholders' Agreement described below.

         Prior to January 1, 1998, non-officer directors, other than Messrs. Schuchert and Nickell, were paid an annual retainer of $25,000 plus $1,000 for each board meeting attended. Effective January 1, 1998 and January 1, 1999, each of such non-officer directors (Messrs. Marquard and Rutledge) was granted options to purchase 10,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant. Such options will vest in four equal increments at the end of each calendar quarter. Effective April 1, 1997, April 1, 1998 and April 1, 1999, in consideration for his service as a director, Chairman of the Executive Committee and Chairman of the Board, Mr. Roderick was granted options to purchase 20,000 shares of Holding Common Stock, in each case at their fair market value as established by the most recent appraisal available at the date of the grant. Such options are fully vested. The Company expects to continue the practice of paying director's fees with grants of stock options.

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


                     NAME                        AGE                  POSITION
                     ----                        ---                  --------
                     Earle M. Jorgensen          100    Chairman Emeritus and Director

                     David M. Roderick           75     Chairman of the Board and Chairman of The
                                                           Executive Committee and Director

                     Maurice S. Nelson, Jr.      61     President, Chief Executive Officer and
                                                           Chief Operating Officer and Director

                     William S. Johnson          41     Acting Vice President and Chief Financial Officer
                                                           (Principal Financial and Accounting
                                                           Officer) and Secretary




                     NAME                        AGE                   POSITION
                     ----                        ---                   --------
                     Frank D. Travetto           46     Vice President Merchandising

                     Kenneth L. Henry            52     Vice President Chicago Region

                     James D. Hoffman            40     Vice President Eastern Region

                     R. Neil McCaffery           49     Vice President Western Region

                     Mark R. McWhirter           39     Vice President and Chief Information Officer

                     Joseph S. Schuchert         70     Director

                     William A. Marquard         79     Director

                     Frank T. Nickell            51     Director

                     John Rutledge               50     Director



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

         WILLIAM S. JOHNSON. Mr. Johnson has been the Company's Acting Vice President and Chief Financial Officer and Secretary since January 1999. Before that, Mr. Johnson was the Company's Controller since February 1995. Before that, Mr. Johnson was the Company's Assistant Controller since February 1994. Prior to that, Mr. Johnson was the Corporate Finance Manager for Severin Montres, Ltd. since 1991. Severin Montres, Ltd., owned by Gucci Group N.V., is the manufacturer and distributor of Gucci watches.

         FRANK D. TRAVETTO. Mr. Travetto has been the Company's Vice President Merchandising since March 1997. Before that, Mr. Travetto was the Company's Vice President Western Region since 1996, the Company's Vice President Eastern Region from 1992 to 1996, and the Company's Division President, Canadian Operations from 1990 to 1992.

         KENNETH L. HENRY. Mr. Henry has been the Company's Vice President Chicago Region and has been responsible for operations of the Company's Chicago facility since January 1998. Before that, Mr. Henry was the Company's Vice President Central Region since October 1995. Before that, Mr. Henry was the Company's Vice President Southern Region since 1994, and Vice President of the Kilsby-Roberts Division of EMJ from April 1992 to 1994.

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

         FRANK T. NICKELL. Mr. Nickell has served as director of the Company and Holding since August 1993. He has been President and a director of Kelso & Companies, Inc. since March 1989 and Chief Executive Officer of Kelso & Companies, Inc. since September 1997. Kelso & Companies, Inc. is the general partner of Kelso, a Delaware limited partnership. Before the formation of Kelso & Companies, Inc., from 1984 to 1989, Mr. Nickell was a general partner of Kelso. He is also a director of Peebles Inc. and The Bear Stearns Companies.

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

STOCKHOLDERS' AGREEMENT

         The Company's By-laws provide for one to ten directors. The Board of Directors of the Company currently consists of seven directors. Certain of Holding's shareholders have agreed, pursuant to the Stockholders' Agreement, dated as of September 14, 1990, as amended (the "Stockholders' Agreement"), that two directors shall be designated by the Management Stockholders (as defined in the Stockholders' Agreement), so long as they are reasonably acceptable to Kelso, and that at least five directors shall be designated by Kelso. Mr. Nelson has been designated by the Management Stockholders and the remaining directors were designated by Kelso. The holders of Series A Preferred Stock of Holding are entitled to designate one director pursuant to the terms of the Series A Preferred Stock. Such position is currently vacant. The Stockholders' Agreement also provides that in the event of termination of employment, under certain circumstances, each Management Stockholder is entitled to sell, and Holding can require such a Management Stockholder to sell, their shares of Holding Common Stock to Holding at their appraised Fair Market Value (as defined therein). The Board of Directors of the Company has approved an extension of the term of the Stockholders' Agreement to March 24, 2008.


ITEM 11.  EXECUTIVE COMPENSATION

         Set forth below is information concerning the compensation levels for the executive officers of Holding and the Company serving as of March 31, 1999. Officers of the Company receive no additional compensation for their services as officers of Holding.

         CASH COMPENSATION. The following table sets forth compensation for the three fiscal years ended March 31, 1999 for the Chief Executive Officer and the five most highly compensated executive officers of the Company as of March 31, 1999.

                          SUMMARY OF COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                            COMPENSATION AWARDS
                                                                           ---------------------
                                              ANNUAL COMPENSATION          SECURITIES UNDERLYING
NAME AND                                ------------------------------             STOCK             ALL OTHER
PRINCIPAL POSITION                      YEAR     SALARY      BONUS (1)        OPTIONS/SAR(#)(2)   COMPENSATION (3)
------------------                      ----     ------      ---------        -----------------   ----------------

Maurice S. Nelson, Jr.                 1999      $555,015      $352,013                ---              $ 53,180
   President, Chief Executive Officer  1998       550,020       591,111                ---                64,924
   and Chief Operating Officer (4)     1997                         ---          1,320,000               150,000
                                                   91,670

Charles P. Gallopo                     1999       165,597       180,306                ---               534,814
   Vice President, Chief               1998       209,701                              ---                37,136
  Financial                                                     276,663
   Officer and Secretary (5)           1997       196,470        84,714                ---                23,928

Frank D. Travetto                      1999       211,274       115,920             25,000                17,789
  Vice President,                      1998       193,480       183,997             25,000                23,856
  Merchandising                        1997       162,008           ---                ---                12,488

Kenneth L. Henry                       1999       195,281       112,009             25,000                22,786
   Vice President,                     1998       161,561       150,050             25,000                60,973
   Chicago Region                      1997       135,627           ---                ---                13,359

R. Neil McCaffery                      1999       185,243        76,003             25,000                14,146
   Vice President,                     1998       154,447       146,859             25,000                14,989
   Western Region                      1997       131,336        17,009                ---                 7,580

James D. Hoffman                       1999       184,065       106,404             25,000                15,267
   Vice President,                     1998       152,052       142,108             25,000                14,366
   Eastern Region                      1997       121,019        23,229                ---                 7,280

Mark R. McWhirter                      1999       157,800       104,247             25,000                32,636
   Vice President,                     1998       143,972       144,082             25,000                14,429
   Chief Information Officer           1997       128,849        17,843                ---                 7,281



----------------

(1) Amounts reflect cash compensation earned by executive officers in each of the fiscal years presented, including amounts received after fiscal year end, or deferred at the election of those officers. Bonus amounts include (i) a cash bonus payable pursuant to the Company's Management Incentive Compensation Plan, which became effective April 1, 1997, and
         (ii) a cash bonus payable each year to all management investors pursuant to the Company's Management Stock Bonus Plan (or, in the case of Mr. Gallopo and Mr. McWhirter, an equivalent policy) in proportion to their ownership of Holding Common Stock. The following bonuses were paid to Messrs. Nelson, Gallopo, Travetto, Henry, McCaffery, Hoffman and McWhirter under the Company's Management Incentive Compensation Plan (a) in fiscal 1999: $352,013, $144,000, $115,920, $112,009,
         $76,003, $106,404 and $96,600, respectively, (b) in fiscal 1998:
         $591,111, $228,255, $183,997, $150,050, $146,859, $142,108 and
         $133,886, respectively, (c) in fiscal 1997: none. The following bonuses were paid to Messrs. Gallopo and McWhirter under the Company's Management Stock Bonus Plan (a) in fiscal 1999: $36,306 and $7,647, respectively, (b) in fiscal 1998: $48,408 and $10,196, respectively,
         (c) in fiscal 1997: $84,714 and $17,843, respectively. Prior to fiscal 1998, Messrs. Travetto, Henry, McCaffery and Hoffman were participating under a predecessor incentive plan based on the operating performance of their respective regions and received the following payments in fiscal 1997: none, except for Mr. McCaffery ($17,009) and Mr. Hoffman ($23,229).

(2) Holding has granted Mr. Nelson and certain other executive officers options to purchase shares of Holding Common Stock at their fair market value on the date of grant. Mr. Nelson's options have an exercise price of $5.41 per share; options granted to Messrs. Travetto, Henry, McCaffery, Hoffman and McWhirter in fiscal years 1999 and 1998 have an exercise price of $7.73 and $3.34 per share, respectively. See "Holding Stock Option Plan" and "Stock Option Grants Table" below for further information.

(3) Amounts shown include allocations to the accounts of each of the named officers of contributions made by the Company to the ESOP and to the Company's 401(a)(17) Supplemental Contribution Plan ("401(a)(17) Plan") and of premiums paid by the Company for long-term disability and life insurance policies. The following allocations were made in fiscal 1999 for Messrs. Nelson, Gallopo, Travetto, Henry, McCaffery, Hoffman and McWhirter, respectively (i) ESOP --$8,000, $8,000, $8,000, $8,000,
         $8,000, $8,000 and $7,882; (ii) 401(a)(17) Plan --$37,102, $10,548,
         $8,171, $7,303, $5,572, $6,923 and $6,363; (iii) long term disability--$7,285, 6,207, none, $5,908, none, none and none; (iv) life insurance--$793, $2,574, $1,618, $1,574, $573, $344 and $1,565. In
         fiscal 1998 to Messrs. Nelson, Gallopo, Travetto, Henry, McCaffery, Hoffman and McWhirter, respectively: (i) ESOP--$8,000, $8,000, $8,000, $7,875, $7,575, $7,481 and $7,190; (ii) 401(a)(17) Plan--$49,057,
         $13,806, $10,710, $7,376, $6,918, $6,587 and $5,884; (iii) long term disability--$7,285, $6,133, $3,745, $5,908, none, none and none; and
         (iv) life insurance--$582, $9,197, $1,401, $1,362, $496, $298 and
         $1,355. In fiscal 1997, the following allocations were made to Messrs. Nelson, Gallopo, Travetto, Henry, McCaffery, Hoffman and McWhirter, respectively: (i) ESOP--none, $7,500, $7,500, $6,600, $7,270, $7,094 and $6,435; (ii) 401(a)(17) Plan--none, $2,214, $540, none, none, none and none; (iii) long term disability--none, $6,207, $3,573, $5,908, none, none and none; and (iv) life insurance--none, $8,007, $875, $851, $310, $186 and $846. The amounts in respect of life insurance represent the estimated value of the premiums paid by the Company on certain disability and life insurance policies covering each executive. Some of the policies are managed on a split-dollar basis and the Company will receive the premiums it has paid from the proceeds of such insurance. In such cases the amount of the other compensation attributed to the executive was calculated by treating the premiums paid by the Company as a demand loan, and the amount of compensation is equal to the imputed interest expense on the cumulative outstanding premiums paid by the Company, assuming an interest rate equal to the short-term federal funds rate, from time to time. Amounts shown also include consulting fees and severance totaling $507,485 paid or payable to Mr. Gallopo in fiscal years 1999 and 2000 (see note 5 below), vacation pay-out in fiscal 1999 to Mr. McWhirter of $16,826, relocation payments of $38,452 to Mr. Henry in fiscal 1998 and a discretionary payment to Mr. Nelson of $150,000 in fiscal 1997.

(4) Mr. Nelson joined the Company on February 1, 1997 and his compensation in fiscal 1997 represents actual compensation for a period of two months.

(5) Mr. Gallopo left the Company effective December 31, 1998 and is currently under contract to serve as a consultant to the Company through December 31, 2000. Compensation under the consulting contract from January 1, 1999 through March 31, 1999 totaled $14,063, which represents Mr. Gallopo's fiscal 1999 salary calculated on a pro-rata basis, and is included in other compensation (see note 3 above).

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

STOCK OPTION GRANTS TABLE

         The following table sets forth certain information concerning stock options granted during fiscal 1999 by Holding to the Chief Executive Officer and the next five most highly compensated executive officers of the Company. In addition, there are shown hypothetical gains that could be realized for the respective options, based on assumed rates of annual compound price appreciation of 5% and 10% from the date the options are granted over the ten-year term of the options. The actual gain, if any, realized upon exercise of the options will depend upon the market price of Holding's Common Stock relative to the exercise price of the option at the time the option is exercised. There is no assurance that the amounts reflected in this table will be realized.

                                        OPTIONS GRANTED IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                          ---------------------------------------------------------------  POTENTIAL REALIZABLE VALUE AT
                             NUMBER OF                                                     ASSUMED ANNUAL RATES OF STOCK
                             SECURITIES     % OF TOTAL OPTIONS                             PRICE APPRECIATION FOR OPTION
                             UNDERLYING         GRANTED TO       EXERCISE                              TERM
                          OPTIONS GRANTED      EMPLOYEES IN        PRICE     EXPIRATION   --------------------------------
NAME                          (#) (1)           FISCAL YEAR       ($/SH.)       DATE           5% ($)         10% ($)
----                          -------           -----------       -------       ----           ------         -------
Maurice S. Nelson, Jr.          ---                   0%            N/A          N/A            N/A             N/A
Kenneth L. Henry               25,000                 20%         $7.73       7/31/2008      $121,534        $307,991
Frank D. Travetto              25,000                 20%          7.73       7/31/2008       121,534         307,991
R. Neil McCaffery              25,000                 20%          7.73       7/31/2008       121,534         307,991
James D. Hoffman               25,000                 20%          7.73       7/31/2008       121,534         307,991
Mark R. McWhirter              25,000                 20%          7.73       7/31/2008       121,534         307,991


---------------
(1) Holding has not granted any stock appreciation rights. All the options shown above become exercisable on August 1, 2000. All outstanding stock options shall become fully exercisable and shall be cancelled and exchanged for cash in an amount equal to the excess of the Change in Control Price (as defined in the Stock Option Plan as defined below) over the exercise price, in the event of any transaction or series of transactions, other than a public offering, where a person or a group, excluding Holding, any of its subsidiaries and Kelso and its affiliates, is or becomes the beneficial owner, directly or indirectly, of securities representing 35% or more of the voting power of Holding's then outstanding securities (an "SOP Change of Control"), unless the Executive Committee determines prior to the occurrence of such SOP Change of Control that such options shall be honored, or assumed or new rights (having substantially equivalent or better rights, terms and conditions and economic value) substituted therefor.

THE ESOP

         The Company maintains an employee stock ownership plan (the "ESOP") in respect of the Company's nonunion employees who meet certain service requirements. The Company's annual contributions to the ESOP are a percentage (5% plus additional amounts up to a maximum contribution of 10% pursuant to a program established by the Board of Directors for fiscal 1999 and 2000 rewarding the achievement of Company performance objectives) of total cash compensation (as defined in the ESOP) and may be made by the Company in cash or by Holding in shares of Holding capital stock. Participants become 20% vested in their account balances after one year of continuous service. Participants vest an additional 20% for each year of service thereafter and become fully vested upon completion of five years of service, retirement, disability or death. Following the occurrence of a participant's termination of service (as defined in the ESOP), retirement, disability, or death, the ESOP is required to either distribute the vested balance in stock or cash. If stock is distributed, it is accompanied by a put option to Holding under terms defined in the ESOP. At March 31, 1999, shares of Holding's Series A and Series B Preferred Stock and Holding Common Stock owned by the ESOP totaled 72,629, 24,262, 3,569,723 shares, respectively. Contributions payable to the ESOP totaled $2,994,000, $2,788,000 and $3,102,000 as of March 31, 1999, 1998 and 1997, respectively, and have been or will be paid in the form of Holding Common Stock.

         Although Holding has not expressed any intent to terminate the ESOP, it has the right to terminate or amend the provisions of the ESOP at any time. In the event of any termination, participants become fully vested to the extent of the balances in their separate accounts and receive put options with respect to Holding stock allocated to their accounts.

         In 1984, 1985 and 1986, Kilsby purchased life insurance policies to provide, among other things, a separate source for funds to repurchase capital stock, including capital stock distributed by the ESOP, from departing employees. Certain of these policies allow the Company to borrow against the cash surrender value of such policies. As of March 31, 1999, the Company has borrowed $101.7 million against the cash surrender value of such policies to fund renewal premiums, accrued interest on previous borrowings and working capital needs. The net cash surrender value available for future borrowings was approximately $5.5 million as of March 31, 1999. Other resources of the Company, such as the Revolving Credit Facility, are available, subject to certain limitations, to satisfy stock repurchase obligations as they arise. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations---Liquidity and Capital Resources".

         The Internal Revenue Service (the "IRS") conducted an audit of the ESOP for the fiscal years ended March 31, 1992 through March 31, 1996 and issued a preliminary report to the Company in which the IRS asserted that certain contributions of stock by Holding to the ESOP violated provisions of the Internal Revenue Code. The U.S. Department of Labor (the "DOL") is investigating the same transactions involving the ESOP and has come to conclusions similar to those reached by the IRS. The Company believes the assertions of the IRS and the DOL are incorrect and has responded accordingly. In accordance with its investigation, the DOL and its advisors have also reviewed the valuation of Holding's common and preferred stock prepared for the ESOP for fiscal 1997. The Company does not have sufficient information to estimate its potential liability; however, the Company believes that the IRS and DOL investigations will be resolved in a manner that will not result in a material liability to the Company.

SUPPLEMENTAL ESOP

         In fiscal 1996, the Company adopted a supplemental ESOP contribution plan ("Supplemental ESOP") for contributions not allowed under the ESOP pursuant to limitations of Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended. Participants in the Supplemental Plan include certain highly compensated employees and other employees who are not eligible to participate in the ESOP. Contributions payable, vesting and distributions under the Supplemental Plan are comparable with those under the ESOP. Contributions under the Supplemental Plan are made in cash and are held in an irrevocable trust. Contributions payable totaled $99,000, $119,000, and $30,000 as of March 31, 1999, 1998 and 1997, respectively.

MANAGEMENT INCENTIVE COMPENSATION PLAN

         Effective April 1, 1997, the Company adopted a new Management Incentive Compensation Plan (the "Incentive Plan"). The Incentive Plan provides for payment of cash bonuses to senior executives and other key management employees based on the achievement of certain operating profit and cash flow objectives determined by the Board of Directors or the Executive Committee. Bonuses awarded are determined on a sliding scale based on the percentage of the objectives achieved. No bonus is payable unless at least 80% of the objectives are achieved, and the maximum bonus would be awarded for achievement of 150% or more of the established objectives. In addition, the Company's Chief Executive Officer may award bonuses from a discretionary pool for exemplary service. The Board of Directors ratified bonuses pursuant to the Incentive Plan aggregating $4.6 million in fiscal 1999 and $6.9 million in fiscal 1998.

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

         In connection with the Acquisition, the Company agreed to pay Kelso an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. Two general partners of Kelso affiliates serve on the Boards of Directors of the Company and Holding. The agreement for advisory services was amended in September 1997 to provide such services at an annual fee of $625,000 for each of the fiscal years ended March 31, 1999 and 1998. For each of the fiscal years 1999, 1998 and 1997, the Company paid Kelso the annual fee and reimbursed Kelso $43,000, $62,000 and $393,000, respectively, for out-of-pocket expenses.

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

Effective each April 1, 1997, 1998 and 1999, in consideration for his service as a director, Chairman of the Company's Executive Committee and Chairman of the Board, the Company granted Mr. Roderick options to purchase 20,000 shares of Holding Common Stock at a purchase price of $5.41 per share, $3.34 per share and $7.73 per share, respectively, in each case, the fair market value as established by the most recent appraisal available at the date of grant. Prior to this grant, Mr. Roderick had a three-year incentive compensation agreement with Holding which expired on March 31, 1997. Pursuant to such agreement, Mr. Roderick was granted 50,000 shares of Holding Common Stock, 20,000 of which were vested upon issuance and all or a portion of the remainder were to be vested through fiscal 1997, if Holding achieved certain financial targets. A total of 34,000 shares were vested under the agreement when it expired on March 31,

1997. Pursuant to the agreement, Mr. Roderick received a cash payment in fiscal 1996 totaling $145,309, equal to the federal, state and local income tax liability payable by him by reason of the value of the initial payment of 20,000 unrestricted shares of Holding Common Stock and such cash payment.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OF THE COMPANY

         All of the issued and outstanding voting stock of the Company, consisting of 128 shares of common stock, is owned by Holding.

CAPITAL STOCK OF HOLDING

         The following table sets forth information with respect to the beneficial ownership of shares of Holding Common Stock and Series A Preferred Stock as of March 31, 1999, by all stockholders of Holding known to be beneficial owners of more than 5% of any such class, by each director, by each executive officer of the Company named in the Summary Compensation Table and by all directors and executive officers as a group as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of March 31, 1999, 26,791 shares of Series B Preferred Stock of Holding have been issued, of which 24,262 were owned by the ESOP and 2,523 were owned by Holding.


                                                                      PERCENTAGE OF       NUMBER OF        PERCENTAGE OF
                                                   NUMBER OF            SHARES OF           SHARES        SHARES OF SERIES
NAME AND ADDRESS OF                                SHARES OF          COMMON STOCK       OF SERIES A     A PREFERRED STOCK
BENEFICIAL OWNER                                 COMMON STOCK        OUTSTANDING (A)   PREFERRED STOCK    OUTSTANDING (B)
----------------                                 ------------        ---------------   ---------------    ---------------

Kelso Investment Associates, IV, L.P. (c)       9,462,475 (d)          61.2% (d)                 0                 0.0%
KIA III - Earle M. Jorgensen, L.P. (c)          1,704,740              13.6%                     0                 0.0%
Joseph S. Schuchert (c)                        11,167,215 (d)(e)       72.2% (d)(e)         24,519  (f)           21.7% (f)
Frank T. Nickell (c)                           11,187,714 (d)(e)       72.3% (d)(e)         24,519  (f)           21.7% (f)
Michael B. Goldberg (c)                         9,462,475 (d)(e)       61.2% (d)(e)              0                 0.0%
George E. Matelich (c)                         11,172,215 (d)(e)       72.2% (d)(e)         24,519  (f)           21.7% (f)
Thomas R. Wall, IV (c)                         11,172,215 (d)(e)       72.2% (d)(e)         24,519  (f)           21.7% (f)
Frank K. Bynum (c)                             11,167,215 (d)(e)       72.2% (d)(e)              0                 0.0%
David I. Wahrhaftig (c)                        11,167,215 (d)(e)       72.2% (d)(e)              0                 0.0%
Earle M. Jorgensen (g)                            200,000               1.6%                     0                 0.0%
Neven C. Hulsey (g) (m)                           147,146               1.2%                10,678                 9.4%
Maurice S. Nelson (g)                                   0               0.0%                     0                 0.0%
Charles P. Gallopo (g) (n)                              0               0.0%                     0                 0.0%
Frank D. Travetto (g)                              12,000               0.1%                     0                 0.0%
Kenneth L. Henry (g)                               19,000               0.2%                   704                 0.6%
R. Neil McCaffery (g)                               5,000               0.0%                     0                 0.0%
James D. Hoffman (g)                                    0               0.0%                     0                 0.0%
Mark R. McWhirter (g)                                   0               0.0%                     0                 0.0%
David M. Roderick (g) (l)                          94,000               0.8%                     0                 0.0%
John Rutledge (h) (l)                              17,500               0.1%                     0                 0.0%
William A. Marquard (c) (l)                        22,500               0.2%                     0                 0.0%
Earle M. Jorgensen Company Employee
   Stock Ownership Plan (g)                     3,505,268 (i)          28.0% (i)            69,064  (i)           61.0% (i)
All directors and executive officers of
   the Company as a group (l)                     390,499 (j)           3.1% (j)               704  (k)            0.6% (k)



-------------

(a) The percentage of shares of Holding Common Stock outstanding for KIA IV, and Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum was calculated assuming the total outstanding shares of Holding Common Stock was 15,469,794, (i) including shares of Holding Common Stock which would be outstanding assuming KIA IV exercised the two Warrants referred to in note (d) below in succession and there had been no other dilution events prior to such exercise, (ii) excluding 85,000 shares subject to stock options referred to in note (l) below. The percentage of shares of Holding Common Stock outstanding for all other holders was calculated assuming the total outstanding shares of Holding Common Stock was 12,531,879, excluding shares subject to stock options and shares issuable upon the exercise of the Warrants held by KIA IV as of March 31, 1999.

(b) The percentage of shares of Series A Preferred Stock outstanding was calculated assuming the total outstanding shares of Series A Preferred Stock was 113,234, excluding 134,312 shares of Series A Preferred Stock held in the Holding treasury as of March 31, 1999.

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

(g) The business address of such person(s) or entity is 3050 East Birch Street, Brea, California, 92821.

(h) The business address for Dr. Rutledge is One Greenwich Office Park, Greenwich, Connecticut, 06831.

(i) Excludes 64,455 shares of Holding Common Stock and 3,565 shares of Series A Preferred Stock held by the ESOP in directed accounts that are deemed to be beneficially owned by any of the directors or executive officers or other employees of the Company.

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

(l) Includes shares subject to stock options vested and exercisable as of April 1, 1999.

(m) Mr. Hulsey resigned as a director of the Company effective January 21, 1999.

(n) Mr. Gallopo left the Company effective December 31, 1998.


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

     The Company, Holding and Kelso and its affiliates entered into certain agreements in connection with the Acquisition. Such agreements and transactions are described under "Item 11. Executive Compensation---Compensation Committee Interlocks and Insider Participation."

     KIA IV is the holder of two Holding warrants, which are described under "Item 11. Executive Compensation---Compensation Committee Interlocks and Insider Participation."

     Messrs. Gallopo and McWhirter borrowed $403,000 (in fiscal 1994) and $92,300 (in fiscal 1995) from Holding by issuing notes to Holding in payment for 50,000 and 10,000 shares, respectively, of Holding Common Stock. In February 1999, the Company and Messrs. Gallopo and McWhirter agreed to adjust the original purchase price of their respective shares to the current fair market value and to surrender these shares in consideration for the notes issued to Holding.

     Mr. Gallopo received 16,000 phantom stock units, which vested on November 29, 1997. Each phantom stock unit entitled Mr. Gallopo to receive an amount equal to the difference between the fair market value of a share of Holding Common Stock on the date of redemption and a base price, subject to adjustment, of $9.23. Upon Mr. Gallopo's termination from the Company effective December 31, 1998, such stock units expired without value.

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

     Effective April 1, 1997, April 1, 1998 and April 1, 1999, in consideration for his service as a director, Chairman of the Company's Executive Committee and Chairman of the Board, the Company granted Mr. Roderick options to purchase 20,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant. Mr. Roderick also had an incentive compensation agreement with Holding which expired on March 31, 1997. Such agreement is described under "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation."


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

Exhibit
Number                                      Description
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

3.2* By-laws of the Company. Incorporated by reference to Exhibit 3.2 of the Company's 1993 Registration Statement.

4.1*     Form of Indenture with respect to the Company's 91/2% Senior Notes.

4.2(a)*  Form of Certificate for the Company's 91/2% Senior Notes, Series A,
         $100,000,000.

4.2(b)*  Form of Certificate for the Company's 91/2% Senior Notes,  $4,350,000.

4.2(c)*  Form of Certificate for the Company's 91/2% Senior Notes, Series A, $650,000.

4.3*     Purchase Agreement, dated as of March 19, 1998, among the Company,
         Donaldson, Lufkin & Jenrette Securities Corporation and BT Alex, Brown
         Incorporated, for an aggregate of $105,000,000 in principal amount of the Company's 9 1/2% Senior Notes due 2005.

4.4*     Registration Rights Agreement, dated as of March 24, 1998, among the
         Company, Donaldson, Lufkin & Jenrette Securities Corporation and BT
         Alex, Brown Incorporated.

4.5* Amended and Restated Credit Agreement dated as of March 3, 1993, amended and restated as of March 24, 1998, among the Company, Holding, Various Financial Institutions, and BT Commercial Corporation, as
         Agents (the "Agent").

4.6* Term Loan Agreement ("Term Loan Agreement"), dated as of March 24, 1998 among the Company, Various Financial Institutions, as the Lender, DLJ
         Capital Funding, Inc., as the Syndication Agent for the Lenders,
         Bankers Trust Company, as the Documentation Agent for the Lenders and
         Fleet National Bank, as the Administrative Agent ("Administrative
         Agent") for the Lenders.

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

4.10*    Form of Acknowledgement, Consent and Amendment, dated as of March 24, 1998, between the Company and the Administrative Agent.

4.11*    Form of Security Agreement, dated as of March 24, 1998 by the Company, in favor of the Administrative Agent.

4.12*    Form of Mortgage, dated as of March 24, 1998, made by the Company in favor of the Administrative Agent.

4.13*    Intercreditor Agreement, dated as of March 24, 1998, by and among Fleet
         National Bank, as the Adminstrative Agent and BT Commercial
         Corporation.



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

10.5*    Trust Agreement applicable to the EMJ Employee Stock Ownership and
         Capital Accumulation Plan, dated as of May 25, 1984, by and between Crocker National Bank ("Crocker"), as Trustee, and EMJ. Incorporated by reference to Exhibit 4.1 to Form 8 (Amendment No. 1 to EMJ's Annual
         Report on Form 10-K, Registration No. L-7537, for the fiscal year ended
         December 31, 1984) (the "Form 8").

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

10.29*   Lease and Agreement, dated as of August 1, 1991, between Advantage
         Corporate Income Fund L.P. and the Company, relating to the sale and lease-back of Kilsby's Kansas City, Missouri property. Incorporated by reference to Exhibit 10.30 of the Company's 1993 Registration
         Statement.

10.30*   Lease and Agreement, dated as of September 1, 1991, between Advantage
         Corporate Income Fund L.P. and the Company, relating to the sale and lease-back of the Cincinnati, Ohio property. Incorporated by reference to Exhibit 10.31 of the Company's 1993 Registration Statement.

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

10.38*   Lease, dated July 30, 1982, between Republic Bank, Dallas N.A., as
         Ancillary Trustee of the Fluor Employees' Trust Fund and Kilsby-Roberts
         Co., relating to Kilsby's Houston, Texas property (the "Houston
         Lease"). Incorporated by reference to Exhibit 10.42 of the Company's
         1993 Registration Statement.

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

10.49*   Earle M. Jorgensen Holding Company, Inc. Stock Option Plan effective
         January 30, 1997. Incorporated by reference to Exhibit 10.57 to the
         Company's Annual Report on Form 10-K, Commission File No. 5-10065 for the fiscal year ended March 31, 1997 (the "Company's 1997 Form 10-K").

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



--------------

*        Previously filed.
**       Included in this filing.


(b)      Reports on Form 8-K.

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brea, State of California, on the 24th of June, 1999.


                              EARLE M. JORGENSEN COMPANY


                              By  /s/ William S. Johnson
                                -------------------------------------------
                                  William S. Johnson
                                  Acting Vice President and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer) and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


                        SIGNATURES                                 TITLE                           DATE
            /s/Earle M. Jorgensen                 Director and Chairman Emeritus               June 24, 1999
            ------------------------------------
            Earle M. Jorgensen

            /s/David M. Roderick                  Chairman of the Board and Chairman           June 24, 1999
            ------------------------------------  of the Executive Committee and
            David M. Roderick                     Director

            /s/Maurice S. Nelson, Jr.             President, Chief Executive Officer and       June 24, 1999
            ------------------------------------  Chief Operating Officer and Director
            Maurice S. Nelson, Jr.

            /s/William S. Johnson                 Acting Vice President and Chief Financial    June 24, 1999
            ------------------------------------  Officer (Principal Financial and
            William S. Johnson                    Accounting Officer) and Secretary

            /s/Joseph S. Schuchert                Director                                     June 24, 1999
            ------------------------------------
            Joseph S. Schuchert

            /s/William A. Marquard                Director                                     June 24, 1999
            ------------------------------------
            William A. Marquard

            /s/Frank T. Nickell                   Director                                     June 24, 1999
            ------------------------------------
            Frank T. Nickell

            /s/John Rutledge                      Director                                     June 24, 1999
            ------------------------------------
            Dr. John Rutledge

                              FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----
EARLE M. JORGENSEN COMPANY:

Report of Independent Auditors                                            F-2

Consolidated Balance Sheets at March 31, 1999 and 1998                    F-3

Consolidated Statements of Operations and Comprehensive Income
for the years ended March 31, 1999, 1998 and 1997                         F-4

Consolidated Statements of Stockholder's Equity for the
years ended March 31, 1999, 1998 and 1997                                 F-5

Consolidated Statements of Cash Flows for the years ended
March 31, 1999, 1998, 1997                                                F-6

Notes to Consolidated Financial Statements                                F-8


                         Report of Independent Auditors

The Board of Directors and Stockholder
Earle M. Jorgensen Company

We have audited the accompanying consolidated balance sheets of Earle M. Jorgensen Company as of March 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earle M. Jorgensen Company at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                               /s/ ERNST & YOUNG LLP

Orange County, California
April 26, 1999

                           Earle M. Jorgensen Company
                           Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)


                                                                                  March 31,
                                                                         -----------------------
                                                                             1999           1998
                                                                         -----------------------
ASSETS
Current assets:
   Cash                                                                  $  17,860    $  20,763
   Accounts receivable, less allowance for doubtful accounts                91,356      105,303
   Inventories                                                             183,968      180,403
   Other current assets                                                      4,890        4,963
                                                                         -----------------------
     Total current assets                                                  298,074      311,432
                                                                         -----------------------

Net property, plant and equipment, at cost                                 102,776      106,643

Cash surrender value of life insurance policies                             18,541       16,470
Debt issue costs, net of accumulated amortization                            6,255        7,316
Other assets                                                                 1,221        1,960
                                                                         -----------------------
        Total assets                                                     $ 426,867    $ 443,821
                                                                         -----------------------
                                                                         -----------------------

LIABILITIES AND STOCKHOLDER'S EQUITY Current liabilities:
   Accounts payable                                                      $  87,108    $  92,061
   Accrued employee compensation and related taxes                           9,732       12,587
   Accrued employee benefits                                                 9,402       10,004
   Accrued interest                                                          7,638        5,524
   Other accrued liabilities                                                 5,752       10,009
   Deferred income taxes                                                    20,251       21,963
   Current portion of long-term debt                                         1,500        1,500
                                                                         -----------------------
     Total current liabilities                                             141,383      153,648
                                                                         -----------------------

Long-term debt                                                             295,006      310,734
Deferred income taxes                                                       14,941       12,709
Other long-term liabilities                                                  3,557        3,649
Commitments and contingencies                                                 --           --

Stockholder's equity
   Preferred stock, $.01 par value; 200 shares authorized and unissued        --           --
   Common stock, $.01 par value; 2,800 share authorized; 128 shares
     issued and outstanding                                                   --           --
   Capital in excess of par value                                          102,082      116,789
   Accumulated other comprehensive loss                                     (1,165)
                                                                                           (278)
   Accumulated deficit                                                    (128,937)    (153,430)
                                                                         -----------------------
     Total stockholder's equity                                            (28,020)     (36,919)
                                                                         -----------------------
        Total liabilities and stockholder's equity                       $ 426,867    $ 443,821
                                                                         -----------------------
                                                                         -----------------------



SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                      Consolidated Statements of Operations
                            and Comprehensive Income
                             (dollars in thousands)


                                                                      YEAR ENDED MARCH 31,
                                                           -----------------------------------------
                                                               1999          1998           1997
                                                           -----------------------------------------
Revenues                                                   $   915,811    $ 1,050,005    $ 1,023,565

Cost of sales                                                  649,851        755,381        742,826
                                                           -----------------------------------------

   Gross profit                                                265,960        294,624        280,739

Expenses:
    Warehouse and delivery                                     120,687        128,495        135,287
    Selling                                                     33,918         37,147         40,791
    General and administrative                                  44,146         59,377         69,748
    Restructuring and consolidation expenses                      --            2,838         15,638
    Other non-recurring charges                                   --             --            4,450
                                                           -----------------------------------------
       Total expenses                                          198,751        227,857        265,914
                                                           -----------------------------------------
Income from operations                                          67,209         66,767         14,825

Interest expense, net                                           41,181         41,059         40,880
                                                           -----------------------------------------

Income (loss) before income taxes and extraordinary item        26,028         25,708        (26,055)

Income tax provision                                             1,535            873            501
                                                           -----------------------------------------
Net income (loss) before extraordinary item                     24,493         24,835        (26,556)
Extraordinary item, early retirement of debt                      --            9,075           --
                                                           -----------------------------------------
Net income (loss)                                               24,493         15,760        (26,556)

Other comprehensive income (loss):
   Foreign currency translation adjustment and write-off          (585)          (322)         5,792
   Minimum pension liability                                      (302)          --             --
                                                           -----------------------------------------
Comprehensive income (loss)                                $    23,606    $    15,438    $   (20,764)
                                                           -----------------------------------------
                                                           -----------------------------------------



SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                 Consolidated Statements of Stockholder's Equity
                    (dollars in thousands, except share data)



                                    COMMON STOCK      CAPITAL      ACCUMULATED OTHER
                                  ----------------   IN EXCESS       COMPREHENSIVE    ACCUMULATED
                                  SHARES    AMOUNT  OF PAR VALUE     INCOME (LOSS)      DEFICIT        TOTAL
                                  -----------------------------------------------------------------------------
Balance at March 31, 1996         128     $ --     $ 173,523        $  (5,748)         $(142,634)   $  25,141
   Dividend to Parent              --       --        (5,552)              --                 --       (5,552)
   Capitalization of ESOP
     contribution, net             --       --         3,102               --                 --        3,102
   Foreign currency
     translation                   --       --          --              5,792                 --        5,792
     adjustment and write-off
   Net loss                        --       --          --                 --            (26,556)     (26,556)
                                  -----------------------------------------------------------------------------
Balance at March 31, 1997         128       --       171,073               44           (169,190)       1,927
   Dividend to Parent              --       --       (56,888)              --                 --      (56,888)
   Non-cash dividend to Parent     --       --          (184)              --                 --         (184)
   Capitalization of ESOP
     contribution, net             --       --         2,788               --                 --        2,788
   Foreign currency
     translation                   --       --          --               (322)                --         (322)
      adjustment
   Net income                      --       --          --                 --             15,760       15,760
                                  -----------------------------------------------------------------------------
Balance at March 31, 1998         128       --       116,789             (278)          (153,430)     (36,919)
   Dividend to Parent              --       --       (17,701)              --                 --      (17,701)
   Capitalization of ESOP
     contribution, net             --       --         2,994               --                 --        2,994
   Foreign currency
     translation                   --       --          --               (585)                --         (585)
     adjustment
   Additional minimum pension
     liability                     --       --          --               (302)                --         (302)
   Net income                      --       --          --                 --             24,493       24,493
                                  -----------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999         128     $ --     $ 102,082        $  (1,165)         $(128,937)   $ (28,020)
                                  -----------------------------------------------------------------------------
                                  -----------------------------------------------------------------------------



SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)


                                                                            YEAR ENDED MARCH 31,
                                                               ---------------------------------------------
                                                                      1999          1998          1997
                                                               ---------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                    $24,493        $15,760     $(26,556)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Write-off of foreign currency translation losses                     ---            ---        5,345
    Asset write-downs                                                    ---            ---        4,450
    Depreciation and amortization                                      9,175          9,475       10,620
    Amortization of debt issue costs and discount on
      senior notes included in interest expense                        1,481          1,892        2,279
    Write-off of debt issue costs and discount                           ---          3,225          ---
    Accrued postretirement benefits                                       30            280          280
    ESOP expense contributed to capital                                2,994          2,788        3,102
    Deferred income taxes                                                520            660        1,202
    Gain on sale of property, plant and equipment                     (2,422)        (2,480)      (1,079)
    Loss on sale of subsidiaries                                         ---          2,838          ---
    Provision for bad debts                                              549            414        1,817
    Decrease (increase) in cash surrender value of life
      insurance over premiums paid                                    (1,338)           679       (1,798)
    Changes in operating assets and liabilities (excluding
      subsidiaries sold):
        Decrease (increase) in accounts receivable                    13,398          2,994       (1,697)
        Decrease (increase) in inventories, excluding the
          inventory adjustment above                                  (3,565)       (18,111)      14,407
        Decrease (increase) in other current assets                       73            943          635
        Increase (decrease) in accounts payable and
          accrued liabilities and expenses                            (9,617)        15,069      (19,428)
    Other                                                                264            176
                                                                                                     470
                                                               ---------------------------------------------
   Net cash provided by (used in) operating activities                36,035         36,602       (5,951)
                                                               ---------------------------------------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                            (8,957)        (7,264)      (4,449)
Proceeds from the sale of property, plant and equipment                6,044         12,534        4,630
Costs associated with sale of subsidiaries                               ---         (1,739)         ---
Proceeds from  sale of subsidiaries                                      ---          6,918          ---
Premiums paid on life insurance policies                              (1,576)        (3,373)      (2,345)
Proceeds from redemption of life insurance policies                      843            479        1,484
                                                               ---------------------------------------------
   Net cash provided by (used in) investing activities                (3,646)         7,555         (680)
                                                               ---------------------------------------------
                                                               ---------------------------------------------



SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)


                                                                          YEAR ENDED MARCH 31,
                                                               ---------------------------------------------
                                                                      1999            1998         1997
                                                               ---------------------------------------------
FINANCING ACTIVITIES:
Net borrowings (payments) under revolving loan agreements           $(14,228)      $(23,576)      $12,149
Proceeds from issuance of senior notes and term loans                    ---        205,000           ---
Repayment of senior notes                                                ---       (155,000)          ---
Costs associated with early retirement of debt                           ---           (906)          ---
Other debt payments, net                                              (1,500)        (5,868)         (949)
Increase in debt issue costs                                          (1,846)        (7,277)         (810)
Cash dividend to Parent                                              (17,701)       (56,888)       (5,552)
                                                               ---------------------------------------------
   Net cash provided by (used in) financing activities               (35,275)       (44,515)        4,838
                                                               ---------------------------------------------

Effect of exchange rate changes on cash                                  (17)          (356)          447
Net decrease in cash                                                  (2,903)          (714)       (1,346)
Cash at beginning of year                                             20,763         21,477        22,823
                                                               ---------------------------------------------
Cash at end of year                                                  $17,860        $20,763       $21,477
                                                               ---------------------------------------------
                                                               ---------------------------------------------



SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                   Notes to Consolidated Financial Statements

                                 March 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION---The Company became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (the Parent) as the result of a series of business combinations and mergers effective April 1, 1990.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Earle M. Jorgensen (U.K.) Ltd (EMJ (UK)), Kilsby Jorgensen Steel & Aluminum S.A. de C.V. (EMJ (Mexico)), and Earle M. Jorgensen (Canada) Inc. (EMJ (Canada)) and Stainless Insurance Ltd., a captive insurance subsidiary (EMJ (Bermuda)) operating in the United Kingdom, Mexico, Canada and Bermuda, respectively. Excluding EMJ (Bermuda), net income from foreign operations totaled $4,600 in fiscal 1999. In fiscal 1998 and 1997, such foreign operations generated net losses of $95,000 and $3,516,000, respectively. In fiscal 1999, 1998 and 1997, EMJ (Bermuda) generated $602,000, $155,000 and $436,000 of net income, respectively, from investment income and intercompany fees. In fiscal 1998, the Company sold its operations in the United Kingdom and Mexico (see Note 4). All significant intercompany accounts and transactions have been eliminated.

Certain amounts reported in prior years have been reclassified to conform to the 1999 presentation.

USE OF ESTIMATES---The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION---The Company recognizes revenue when products are shipped.

CONCENTRATION OF CREDIT RISK---The Company sells the majority of its products throughout the United States and Canada. Sales to the Company's recurring customers are generally made on open account terms while sales to occasional customers are made on a C.O.D. basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. The Company establishes an allowance for potential credit losses based upon factors surrounding the credit risk for specific customers, historical trends and other information; such losses have been within management's expectations. The Company's allowance for doubtful accounts at March 31, 1999 and 1998 was $335,000 and $406,000, respectively. Management believes there are no significant concentrations of credit risk as of March 31, 1999.

RESTRUCTURING---In March 1997, the Company approved a plan to restructure its operations. The plan's major actions included selling the Company's foreign operations in the United Kingdom and Mexico, closing four domestic distribution centers whose sales territories are now serviced from other nearby facilities, and reducing the Company's workforce by approximately 10%. As a result, a restructuring charge of $15,638,000 was recorded to cover provisions for loss on sale of foreign operations ($7,027,000, including the write-off of cumulative translation adjustments of $5,345,000); costs of severance and other termination benefits and related expenses associated with the reduction in workforce ($6,537,000); and costs directly related to the closure of facilities for which there is no future economic value ($2,074,000).

During fiscal 1998, the restructuring plan was substantially completed, including the sale of foreign operations in the United Kingdom and Mexico (see
Note 4) and the closure of three domestic facilities. As of March 31, 1999, all costs associated with the 1997 restructuring had been incurred and no accrued restructuring costs remain in the Company's consolidated balance sheet as of March 31, 1999.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY, PLANT AND EQUIPMENT---Property, plant and equipment is recorded at cost. Additions, renewals and betterments are capitalized; maintenance and repairs, which do not extend useful lives, are expensed as incurred. Gains or losses from disposals are reflected in income and the related costs and accumulated depreciation are removed from the accounts. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of 10 to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Leasehold improvements are amortized over the terms of the respective leases.

The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations or are expected to be disposed of, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets. In fiscal 1997, the Company evaluated certain applications of its management information and financial reporting systems and determined that such applications would not be used in the future. Accordingly, the Company recorded a non-recurring charge of $4,450,000 for the write-off of costs related to these applications. There were no impairment losses recorded in fiscal 1999 and 1998.

In fiscal 1999, the Company adopted SOP-98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires certain costs incurred during the development of software to be capitalized and amortized over the estimated useful lives. Accordingly, the Company capitalized $876,000 of such costs in fiscal 1999.

DEBT ISSUE COSTS---Debt issue costs are deferred and amortized to interest expense over the life of the underlying indebtedness. The amortization of debt issue costs aggregated $1,481,000, $1,757,000 and $2,144,000 for the years ended March 31, 1999, 1998 and 1997, respectively. Accumulated amortization of debt issue costs was $1,536,000 and $55,000 at March 31, 1999 and 1998, respectively. In March 1998, the Company incurred $8,517,000 of costs related to the issuance of indebtedness and wrote-off $2,966,000 of unamortized debt issue costs related to retired debt in connection with a series of refinancing transactions (see
Note 6).

INCOME TAXES--- The Company is included in the consolidated tax returns of Holding and calculates its tax provision as though it files on a separate basis. The consolidated tax liability of the Company and Parent is allocated to each of these entities pursuant to a Tax Allocation Agreement between the Company and Parent ("Tax Allocation Agreement"). Under the Tax Allocation Agreement, Parent pays all taxes and is reimbursed by the Company for the lesser of (i) the Company's allocated portion of the taxes due, or (ii) the tax that would be payable if the Company filed its own returns.

The Company records deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities pursuant to SFAS No. 109, "Accounting for Income Taxes", as though it files on a separate basis. Any differences in deferred taxes determined on a separate basis and the actual payments made or received under the Tax Allocation Agreement are accounted for as an equity adjustment between the Company and Parent. There were no such differences in fiscal 1999. Deferred taxes are also recorded for the future benefit of Federal and state tax losses and tax credit carryforwards. Deferred tax assets have not been recognized for the loss carryforwards of the Company's foreign subsidiaries. Consistent with SFAS No. 109, a valuation allowance has been recognized for certain deferred tax assets, which management believes are not likely to be realized.

FOREIGN CURRENCY TRANSLATION---The financial statements of foreign subsidiaries have been translated in U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated into U.S. dollars using the year-end exchange rates. Income statement amounts have been translated at average exchange rates for each year. Adjustments resulting from translation of foreign currency financial statements are included in accumulated other comprehensive income (loss) in stockholder's equity. Exchange gains and losses from foreign currency transactions are included in the consolidated statements of operations in the period in which they occur.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND STATEMENTS OF CASH FLOWS---Cash includes disbursements and deposits not yet funded by or applied to the Company's Revolving Credit Facility as of a balance sheet date and $7,174,000 of cash and cash equivalents held by EMJ (Bermuda) in connection with providing insurance to the Company. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

For the years ended March 31, 1999, 1998 and 1997 cash paid for interest on borrowings was $40,689,000, $39,993,000 and $37,747,000, and cash paid for income taxes was $141,000, $360,000 and $403,000, respectively.

COMPREHENSIVE INCOME---Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting and disclosure of comprehensive income and its components. Components of the Company's comprehensive income includes foreign currency translation adjustments and additional minimum pension liability. Prior to the adoption of SFAS No. 130, the Company's foreign currency translation adjustments were reported separately in stockholder's equity. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholder's equity.

SEGMENT INFORMATION---The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company has determined it currently operates in one reportable segment.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives", which recognizes all derivatives on the balance sheet at fair value. The Company will adopt this standard by fiscal 2001 and does not believe such adoption will have a material impact to its financial statements.

2. INVENTORIES

Substantially all inventories are held for sale at the Company's service center locations and are valued at the lower of cost (using the last-in, first-out
(LIFO) method) or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, inventories would have been lower by $887,000 at March 31, 1999 and higher by $2,046,000 at March 31, 1998.

In fiscal years 1999 and 1997, a reduction of LIFO inventory quantities carried at costs lower or higher than costs prevailing in prior years occurred but did not have a significant impact on the Company's gross profit.
There were no such reductions in fiscal 1998.

3.  NET PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation at March 31, 1999 and 1998 consisted of the following:


                                                                   1999             1998
                                                              -------------------------------
      Land                                                      $25,469,000      $27,732,000
      Buildings and improvements                                 30,945,000       34,376,000
      Machinery and equipment                                    97,767,000       97,920,000
                                                              ---------------- --------------
                                                                154,181,000      160,028,000
      Less accumulated depreciation                              51,405,000       53,385,000
                                                              ---------------- --------------

         Net property, plant and equipment                     $102,776,000     $106,643,000
                                                              ---------------- --------------
                                                              ---------------- --------------


                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

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

For the fiscal years ended March 31, 1998 and 1997, combined revenues from these foreign operations were $23,417,000 and $35,193,000; and combined losses from operations were $233,000 and $2,935,000, respectively.

5. CASH SURRENDER VALUE OF LIFE INSURANCE

The Company is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company including certain current employees of the Company and its Parent. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company and predecessor companies. These policies are designed to provide cash to the Company to repurchase shares held by employees in the ESOP and shares held individually by employees upon the termination of their employment. Cash surrender value of the life insurance policies increase by a portion of the amount of premiums paid and by dividend income earned under the policies. Dividend income earned under the policies totaled $10,878,000 in fiscal 1999, $10,274,000 in fiscal 1998 and $7,831,000 in fiscal 1997 and is recorded as an offset to general and administrative expense in the accompanying statements of operations.

The Company has borrowed against the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on those policies and to fund working capital needs. Interest rates on borrowings under the life insurance policies are fixed at 11.76%. As of March 31, 1999, approximately $5,500,000 was available for future borrowings.


                                             SURRENDER VALUE       LOANS          NET CASH
                                               BEFORE LOANS     OUTSTANDING   SURRENDER VALUE
                                            -----------------------------------------------------
    BALANCE AT MARCH 31, 1999                   $120,242,000   $101,701,000     $18,541,000
      Balance at March 31, 1998                  105,350,000     88,880,000      16,470,000




Interest on cash surrender value borrowings totaled $10,905,000, $9,354,000 and $8,621,000 in fiscal 1999, 1998 and 1997, respectively, and is included in net interest expense in the accompanying statements of operations.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

6. LONG-TERM DEBT

Long-term debt at March 31, 1999 and 1998 consisted of the following:


                                                                  1999              1998
                                                             ----------------------------------
    Revolving Loans due March 24, 2003                           $80,206,000      $94,434,000
    Variable Rate Term Loan due March 24, 2004                    99,000,000      100,000,000
    9-1/2% Senior Notes due April 1, 2005                        105,000,000      105,000,000
    Industrial Development Revenue Bonds:
       Payable in annual installments of $500,000
          commencing June 1, 1998, interest at 9%                  3,500,000        4,000,000
       Payable in annual installments of $715,000
           commencing December 1, 2004, interest at 5.25%          4,300,000        4,300,000
       Payable in annual installments of $900,000
           commencing September 1, 2000, interest at 8.5%          4,500,000        4,500,000
                                                                ------------     ------------
                                                                 296,506,000      312,234,000
    Less current portion                                           1,500,000        1,500,000
                                                                ------------     ------------
                                                                $295,006,000     $310,734,000
                                                                ------------     ------------
                                                                ------------     ------------



Aggregate maturities of long-term debt are as follows: $1,500,000 in 2000; $2,400,000 in 2001; $2,400,000 in 2002; $82,606,000 in 2003; $96,400,000 in
fiscal 2004; and $111,200,000 thereafter.

The fair value of the Company's Senior Notes and Term Loans at March 31, 1999 was $100,800,000 and $97,268,000, respectively, based on the quoted market prices as of that date. The carrying values of all other long-term debt and other financial instruments at March 31, 1999 approximate fair value.

On March 24, 1998, the Company consummated a series of refinancing transactions, including the issuance of 9 1/2% Senior Notes totaling $105,000,000, borrowing of $100,000,000 under a variable rate Term Loan, and the replacement of its revolving credit facility. The proceeds from such transactions were used to redeem $155,000,000 of 10 3/4% senior notes, plus call premium and accrued interest, and to prepay $5,084,000 of purchase money indebtedness, including call premium and accrued interest. Accordingly, the Company recorded an extraordinary loss of $9,075,000 consisting of call premiums paid and other expenses incurred, and the write-off of deferred financing costs, related to the early retirement of debt.

CREDIT AGREEMENT

Effective March 24, 1998, the Company entered into an amended and restated revolving credit facility ("Credit Agreement"), which allows maximum borrowings of $220 million, including letters of credit ($656,000 outstanding at March 31, 1999). Borrowings under the Credit Agreement bear interest at a base rate (generally defined as the bank's prime lending rate plus 0.5% or LIBOR plus 1.75%). At March 31, 1999, the bank's prime lending rate was 7.75% and LIBOR was 4.94%. In addition, borrowings under the revolving loans are limited to an amount equal to 85% of eligible trade receivables plus 55% of eligible inventories (as defined). Unused available borrowings under the revolving loans totaled $88,346,000 at March 31, 1999. The revolving loans mature on March 24, 2003 and are secured by a lien on all domestic inventory and accounts receivable of the Company.

Under the Credit Agreement the Company is obligated to pay certain fees including an unused commitment fee of 3/8%, payable quarterly in arrears, and letter of credit fees of 1 3/4% per annum of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus issuance, fronting, amendment and other standard fees. The Company paid loan commitment fees totaling $314,000 in 1999, $257,000 in 1998 and $305,000 in 1997.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

6. LONG-TERM DEBT (CONTINUED)

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

9-1/2% SENIOR NOTES AND VARIABLE RATE TERM LOAN

On March 24, 1998, the Company refinanced $155 million of 10 3/4% Senior Notes by issuing $105 million of 9 1/2% Senior Notes and borrowing $100 million under a variable rate Term Loan. The 9 1/2% Senior Notes were issued at par and interest is payable each April 1 and October 1, commencing October 1, 1998. The 9 1/2% Senior Notes are unsecured obligations of the Company and may be redeemed by the Company under certain conditions and with certain restrictions at varying redemption prices. The Indenture to the 9 1/2% Senior Notes contains certain covenants which limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, investments and loans, dividends and other distributions, and certain transactions with affiliates. The Term Loan bears interest at either an Alternative Base Rate (as defined) plus 2.0% or at LIBOR plus 3.25%.

In June 1998, the Company entered into an interest rate swap agreement with Bankers Trust Company that effectively fixed the interest rate on the Term Loans at approximately 9.05% through June 2003 (the "Fixed Rate"). Such agreement requires Bankers Trust Company to make payments to the Company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the three month London Interbank Offered Rate and 3.25% ("Floating LIBOR") and the Fixed Rate, if the Floating LIBOR is greater than the Fixed Rate on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, the Company is required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. During fiscal 1999, the Company has paid Bankers Trust Company $231,000 of interest as calculated under the provisions described above.

Excluding the effects of the interest rate swap agreement, the effective interest rate under the Term Loan was 8.22% as of March 31, 1999. Amounts outstanding under the Term Loan are secured by a first priority lien on substantially all the existing and future acquired unencumbered property, plant and equipment of the Company. Principal payments are required to be paid quarterly in amounts equal to $250,000, commencing on June 30, 1998. The Term Loan may be prepaid, subject to declining call premiums through fiscal 2001 and is subject to prepayments at the option of the holder upon a Change in Control (as defined) and with 100% of net proceeds from asset sales, as permitted. Covenants under the Term Loan are similar to those under the 9 1/2% Senior Notes.

OTHER

The Company issues industrial revenue bonds in connection with significant facility improvements or construction projects. The purchase money financing included borrowings under a loan agreement entered into on March 27, 1995 which provided up to $7.5 million for the expansion or acquisition of facilities and purchase of equipment. The outstanding borrowings required monthly payments of principal of $79,112 plus interest (at one month LIBOR plus 3.25%) through July 2003 and were repaid on March 24, 1998.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

7. INCOME TAXES

Significant components of the provision for income taxes attributable to continuing operations for the years ended March 31, 1999, 1998 and 1997 were as follows:


                                     1999           1998          1997
                                --------------------------------------------
Current:
      Federal                   $    562,000    $     88,000    $       --
      State                          453,000         125,000         403,000
                                ------------    ------------    ------------
      Total current                1,015,000         213,000         403,000
                                ------------    ------------    ------------
Deferred:
     Federal                       6,784,000      (6,109,000)    (11,716,000)
      State                          842,000       1,010,000      (2,497,000)

      Valuation allowances        (7,106,000)      5,759,000      14,311,000
                                ------------    ------------    ------------
      Total deferred                 520,000         660,000          98,000
                                ------------    ------------    ------------
                                $  1,535,000    $    873,000    $    501,000
                                ------------    ------------    ------------
                                ------------    ------------    ------------



The reconciliation of the income tax provision (benefit) differs from that which would result from applying the U.S. statutory rate as follows:


                                                               1999           1998             1997
                                                           ------------    ------------    ------------
Expected tax (benefit) at Federal statutory rate           $  8,876,000    $  5,412,000    $ (9,119,000)
State tax expense (benefit), net of Federal taxes               840,000         657,000      (1,207,000)
Net increase in cash surrender values of  life insurance     (3,654,000)     (2,851,000)     (2,797,000)
State franchise and capital taxes                               295,000         448,000         403,000
Foreign loss carryforward without tax benefit                      --              --         1,078,000
Tax benefit of credit carryovers and carrybacks                    --        (5,796,000)       (800,000)
Change in valuation allowance                                (7,106,000)      5,759,000      12,706,000
Capital loss on sale of subsidiaries                               --        (4,125,000)           --
Other                                                         2,284,000       1,369,000         237,000
                                                           ------------    ------------    ------------
     Income tax provision                                  $  1,535,000    $    873,000    $    501,000
                                                           ------------    ------------    ------------
                                                           ------------    ------------    ------------


The change of $7,106,000 in the valuation allowance for deferred tax assets as of March 31, 1999 was due primarily to the utilization of the tax loss carryforward.

Income before taxes consists primarily of income (loss) from the Company's domestic operations and also includes pre-tax income (loss) of $619,000, $60,000 and $(3,080,000) from the Company's foreign operations for fiscal 1999, 1998 and 1997, respectively.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

7. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred income tax assets and liabilities at March 31, 1999 and 1998 were as follows:


                                                     1999            1998
                                                 ----------------------------
Deferred tax liabilities:
   Tax over book depreciation                    $  8,984,000    $  8,497,000
   Purchase price adjustments                      39,531,000      40,903,000
                                                 ------------    ------------
Total deferred tax liabilities                     48,515,000      49,400,000
                                                 ------------    ------------

Deferred tax assets:
   Net operating loss carryforwards                18,916,000      26,524,000
   Capital loss carryforward                        6,275,000       6,728,000
   Other                                           11,096,000      11,546,000
   Valuation allowance for deferred tax assets    (22,964,000)    (30,070,000)
                                                 ------------    ------------
Net deferred tax assets                            13,323,000      14,728,000
                                                 ------------    ------------
Net deferred tax liabilities                     $ 35,192,000    $ 34,672,000
                                                 ------------    ------------
                                                 ------------    ------------



At March 31, 1999, the Company had net operating loss carryforwards of $48,000,000 for Federal income tax purposes. These carryforwards resulted from the Company's losses during 1993 and 1996, and expire in years 2008 and 2011, respectively. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations. In addition, use of the Company's net operating loss carryforwards and other tax attributes may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three year period subsequent to a loss year.

8. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN

The Company and its Parent have an Employee Stock Ownership Plan (ESOP) which covers nonunion employees of the Company who meet certain service requirements. The cost of the ESOP is borne by the Company through annual contributions to an Employee Stock Ownership Trust (ESOT) in amounts determined by the Board of Directors. Contributions may be made in cash or shares of the Parent's stock as the Parent's Board of Directors may from time to time determine. Participants vest at a rate of 20% per year of service and become fully vested upon retirement, disability or death. Upon the occurrence of a participant's termination (as defined), retirement, disability, or death, the ESOP is required, by the terms of the ESOP, to either distribute the vested balance in stock or to repurchase the vested balance for cash (as determined by the Benefits Committee). If stock is distributed, it is accompanied by a put option to the Parent under terms defined in the ESOP. Shares of the Parent's Series A and B preferred and common stock owned by the ESOP totaled 72,629, 24,262 and 3,569,723 at March 31, 1999, respectively. Contributions payable to the ESOT totaled $2,994,000, $2,788,000 and $3,102,000 in 1999, 1998 and 1997, which represented 5% of eligible compensation for each of the respective years. Such contributions have been or will be paid in the form of Holding's common stock.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

8. EMPLOYEE BENEFIT PLANS (continued)

EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Although the Parent has not expressed any intent to terminate or amend the plan, it has the right to do so at any time. In the event of any termination, participants become fully vested to the extent of the balances in their separate accounts and come under the put options as previously discussed.

PENSION PLANS

The Company maintains a noncontributory defined benefit pension plan covering substantially all hourly union employees (the "Hourly Plan"). Benefits under the Hourly Plan are vested after five years and are determined based on years of service and a benefit rate that is negotiated with each union. The assets of the Hourly Plan for participants are held in trust and consist of bonds, equity securities and insurance contracts. The Company contributes at least the minimum required annually under ERISA. The Company also maintains an unfunded supplemental pension plan, which provides benefits to highly compensated employees; this plan has been frozen to include only existing participants (the "Supplemental Plan").

Components of net pension benefit cost associated with the Company's pension plans for fiscal years 1999, 1998 and 1997 are as follows:


                                                          1999              1998                1997
                                                     ---------------    --------------     ---------------
Service cost of benefits earned during the period       $604,000           $730,000            $509,000
Interest cost on projected benefit obligation            796,000            648,000             600,000
Expected return on plan assets                          (812,000)          (685,000)           (622,000)
Amortization of prior service cost                        33,000                ---                 ---
Recognized net loss                                       20,000             18,000                 ---
                                                     ---------------    --------------     ---------------
                                                        $641,000           $711,000            $487,000
                                                     ---------------    --------------     ---------------
                                                     ---------------    --------------     ---------------



The following provides a reconciliation of the changes in the benefit obligation and fair value of plan assets, and the funded (unfunded) status of the pension plans for the years ended March 31, 1999 and 1998.


                                                             1999               1998
                                                        ---------------    ---------------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year                  $10,468,000         $8,837,000
Service cost                                                 604,000            730,000
Interest cost                                                796,000            648,000
Plan amendments                                           (1,348,000)               ---
Change in assumptions                                        549,000            579,000
Merger with another plan                                     742,000                ---
Benefit payments                                            (452,000)          (390,000)
Actuarial (gains) losses                                     (24,000)            64,000
                                                        ---------------    ---------------
Benefit obligation at end of year                         11,335,000         10,468,000
                                                        ---------------    ---------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year            10,333,000          8,714,000
Actual return on assets                                    2,760,000          1,940,000
Merger with another plan                                     524,000                ---
Benefit payments                                            (452,000)          (390,000)
Company contributions                                         94,000             94,000
Fees                                                         (43,000)           (25,000)
                                                        ---------------    ---------------
Fair value of plan assets at end of year                  13,216,000         10,333,000
                                                        ---------------    ---------------


                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

PENSION PLANS (CONTINUED)


Funded (unfunded)                                        $ 1,881,000       $   (135,000)
Unrecognized prior service cost                           (1,381,000)               ---
Unrecognized net actuarial gain                           (2,143,000)          (952,000)
                                                         -----------        -----------
Net amount recognized                                    $(1,643,000)       $(1,087,000)
                                                         -----------        -----------
                                                         -----------        -----------
Amounts recognized in balance sheets consist of:
Prepaid cost                                            $         --       $         --
Accrued benefit liability                                 (1,945,000)        (1,087,000)
Accumulated  comprehensive  loss - additional
 minimum liability                                           302,000                 --
                                                         -----------        -----------
Net amount recognized                                    $(1,643,000)       $(1,087,000)
                                                         -----------        -----------
                                                         -----------        -----------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF MARCH 31:
Discount rate                                                  6.75%              7.00%
Expected return on assets                                      8.00%              8.00%
Rate of compensation increase                                     --              5.00%



Effective January 1, 1998, benefit obligations and plan assets of another defined benefit plan were merged with the Hourly Plan; and the benefits of the other plan were increased via an amendment to the Hourly Plan. Effective January 1, 1999, the Hourly Plan was amended to change the benefit rates from a pay related formula to a flat rate. The effect of these amendments was to reduce the plan's benefit obligation by $1,348,000.

In accordance with union agreements, the Company also contributes to multi-employer defined benefit retirement plans covering substantially all union employees of the Company. Expenses incurred in connection with these plans totaled $1,633,000, $1,615,000 and $1,753,000 in 1999, 1998 and 1997,
respectively.

POSTRETIREMENT BENEFIT PLAN

In addition to the Company's defined benefit pension plans, the Company sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees and their dependents (the "Postretirement Plan"). The Postretirement Plan is fully insured, with retirees paying a percentage of the annual premium. Such premiums are adjusted annually based on age and length of service of active and retired participants. The Postretirement Plan contains other cost-sharing features such as deductibles and coinsurance. The Company recognizes the cost of future benefits earned by participants during their working careers, as determined using actuarial assumptions. Gains and losses realized from the remeasurement of the plan's benefit obligation are amortized to income over three years.

Components of the net benefit cost associated with the Company's Postretirement Plan for fiscal years 1999, 1998 and 1997 are as follows:


                                                            1999             1998               1997
                                                        --------------    ------------     -------------
Service cost of benefits earned during the period          $203,000         $239,000           $203,000
Interest cost on projected benefit obligation               193,000          216,000            211,000
Recognized net gain                                        (366,000)        (175,000)          (134,000)
                                                        --------------    ------------     -------------
                                                          $  30,000         $280,000           $280,000
                                                        --------------    ------------     -------------
                                                        --------------    ------------     -------------


                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

POSTRETIREMENT BENEFIT PLAN (CONTINUED)

The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plan for the years ended March 31, 1999 and 1998.


                                                             1999               1998
                                                        ---------------    ---------------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year                   $3,371,000         $3,108,000
Service cost                                                 203,000            239,000
Interest cost                                                193,000            216,000
Change in assumptions                                         97,000            164,000
Benefit payments                                            (140,000)          (164,000)
Actuarial gains                                             (576,000)          (192,000)
                                                        ---------------    ---------------
Benefit obligation at end of year                          3,148,000          3,371,000
                                                        ---------------    ---------------

Unfunded                                                  (3,148,000)        (3,371,000)
Unrecognized prior service cost                                  ---                ---
Unrecognized net actuarial gain                             (396,000)          (276,000)
                                                        ---------------    ---------------
Accrued benefit cost                                     $(3,544,000)       $(3,647,000)
                                                        ---------------    ---------------
                                                        ---------------    ---------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF MARCH 31:
Discount rate                                                  6.75%              7.00%
Healthcare cost trend rate                                     8.00%              8.50%



The healthcare cost trend rate of 8.00% used in the calculation of net benefit cost of the Postretirement Plan is assumed to decrease gradually to 5.5% by March 2004.

Assumed healthcare trend rates have a significant effect on the amounts reported for the Company's Postretirement Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:


                                                         1-PERCENTAGE-POINT             1-PERCENTAGE-POINT
                                                              INCREASE                       DECREASE
                                                        ---------------------          ---------------------
Effect on total service and interest cost components         $ 65,000                      $ (54,000)
Effect on postretirement benefit obligation                   449,000                       (379,000)



9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases, under several agreements with varying terms, certain office and warehouse facilities, equipment and vehicles. Rent expense totaled $16,142,000, $17,412,000 and $18,859,000 for the years ended March 31, 1999,
1998 and 1997, respectively. The portion of rent expense paid to related parties totaled none, none and $367,000 for the years ended March 31, 1999, 1998 and 1997, respectively. As of March 31, 1999 and 1998, there were no future lease obligations with related parties. Minimum rentals of certain leases escalate from time to time based on certain indices.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE COMMITMENTS (CONTINUED)

At March 31, 1999 the Company was obligated under noncancellable operating leases for future minimum rentals as follows:


                           Fiscal year:
                              2000                              $13,056,000
                              2001                               11,384,000
                              2002                                9,311,000
                              2003                                7,538,000
                              2004                                6,183,000
                              Thereafter                         31,786,000
                                                                -----------
                                   Total                        $79,258,000
                                                                -----------
                                                                -----------



OTHER COMMITMENTS

In connection with the 1990 merger, the Company agreed to pay Kelso & Companies, Inc. (Kelso), affiliates of which own the majority of Parent's common stock, an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. The Company also agreed to indemnify Kelso and its affiliates against certain claims, losses, damages, liabilities, and expenses that may arise in connection with the merger. The agreement for advisory services was amended in September 1997 to provide such services at an annual fee of $625,000 for each of the fiscal years ending March 31, 1998 and 1999. Fees and expenses paid to Kelso in connection with these agreements totaled $668,000, $687,000 and $1,643,000 during the years ended March 31, 1999, 1998 and 1997, respectively.

ENVIRONMENTAL CONTINGENCIES

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

During fiscal years 1999, 1998 and 1997, expenditures made in connection with environmental matters totaled $2,799,000, $388,000 and $1,053,000, respectively, principally for settlement of claims, and monitoring, remediation and investigation activities at sites with contaminated soil and/or groundwater, including the sites discussed below. As of March 31, 1999, the Company had accrued approximately $500,000 for future investigation and remediation expenditures that could be reasonably estimated related to the following pending environmental matters.

         ALAMEDA STREET (LOS ANGELES). In February 1998 the Company was notified that it had potential responsibility for the lead and copper soil contamination of an undeveloped parcel that is adjacent to its Alameda Street property. A remediation plan has been approved by local government agencies and is being implemented.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

9. COMMITMENTS AND CONTINGENCIES (continued)

ENVIRONMENTAL CONTINGENCIES (continued)

         FORGE (SEATTLE/KENT, WA). The Company indemnified the purchasers of its former Forge facility for remediation of certain conditions at the facility and at an off-site disposal site existing or subsequently determined to be existing at the date of sale. No such claims were made within the timetables allowed under the indemnification agreement. In November 1998 the Company paid $2,250,000 to the current owner of the Forge property as a settlement for any and all remaining or future liabilities related to the remediation of the facility. The Company continues to monitor the disposal site for environmental conditions.

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

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


  Schedule                                                                       Sequentially
   Number                        Description of Schedules*                       Numbered Page
  -------                        -------------------------                       -------------
EARLE M. JORGENSEN COMPANY:

Schedule II                Valuation and Qualifying Accounts and Reserves              S-2



---------------

* All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                           EARLE M. JORGENSEN COMPANY

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


               COLUMN A                       COLUMN B          COLUMN C            COLUMN D       COLUMN E
              -----------                    ------------      ----------      -----------------  --------------
                                              BALANCE AT       CHARGES TO      BAD DEBTS CHARGED
                                             BEGINNING OF       COSTS AND         OFF (NET OF      BALANCE AT
              DESCRIPTION                       PERIOD          EXPENSES          RECOVERIES)      END OF PERIOD
----------------------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 1999
     Allowance for doubtful accounts.....         $406,000          $549,000          $(620,000)     $335,000

Year ended March 31, 1998
     Allowance for doubtful accounts.....         $963,000          $414,000          $(971,000)     $406,000

Year ended March 31, 1997
     Allowance for doubtful accounts.....       $1,017,000        $1,817,000        $(1,871,000)     $963,000

