Form 10-Q
period 1999-06-30
JORGENSEN EARLE M CO /DE/
filed 1999-08-06
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-7537

                           EARLE M. JORGENSEN COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                  95-0886610
     ----------------------------------------       ---------------------------
       (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

     3050 EAST BIRCH STREET, BREA, CALIFORNIA                  92821
     ----------------------------------------       ---------------------------
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

Outstanding common stock, par value $.01 per share, at July 31, 1999
- 128 Shares
  ----------

                               EARLE M. JORGENSEN

                            COMPANY TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART  I  -   FINANCIAL INFORMATION

Item 1       CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets at June 30, 1999 (unaudited) and March 31, 1999              2

             Consolidated Statements of Operations and Comprehensive Income
                    for the Three Months Ended June 30, 1999 and 1998 (unaudited)                     3

             Consolidated Statements of Cash Flows for the Three Months Ended June 30,
                    1999 and 1998 (unaudited)                                                         4

             Notes to Consolidated Financial Statements                                               5

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                                                               6

PART II  -   OTHER INFORMATION                                                                       10

SIGNATURES                                                                                           11


PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              JUNE 30, 1999         MARCH 31, 1999
                                                                            -----------------      -----------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
     Cash                                                                             $15,272                $17,860
     Accounts receivable, less allowance for doubtful accounts of $402 and
          $335 at June 30, 1999 and March 31, 1999, respectively                       91,879                 91,356
     Inventories                                                                      190,132                183,968
     Other current assets                                                               6,257                  4,890
                                                                            -----------------      -----------------
          Total current assets                                                        303,540                298,074
                                                                            -----------------      -----------------

Property, plant and equipment, net of accumulated depreciation of $53,784
     and $51,405 at June 30, 1999 and March 31, 1999, respectively                    101,289                102,776
Net cash surrender value of life insurance policies                                    22,609                 18,541
Debt issue costs, net of accumulated amortization                                       5,884                  6,255
Other assets                                                                            1,071                  1,221
                                                                            -----------------      -----------------
          Total assets                                                               $434,393               $426,867
                                                                            -----------------      -----------------
                                                                            -----------------      -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                                                 $76,188                $87,108
     Accrued employee compensation and related taxes                                    6,086                  9,732
     Accrued employee benefits                                                          9,962                  9,402
     Accrued interest                                                                  11,503                  7,638
     Other accrued liabilities                                                          6,069                  5,752
     Deferred income taxes                                                             20,251                 20,251
     Current portion of long-term debt                                                  1,500                  1,500
                                                                            -----------------      -----------------
          Total current liabilities                                                   131,559                141,383
                                                                            -----------------      -----------------

Long term debt                                                                        310,199                295,006
Deferred income taxes                                                                  15,182                 14,941
Other long-term liabilities                                                             3,717                  3,557

Stockholder's equity:
     Preferred stock, $.01 par value; 200 shares authorized and unissued                  ---                    ---
     Common stock, $.01 par value; 2,800 shares authorized;128 shares
          issued and outstanding                                                          ---                    ---
     Capital in excess of par value                                                    99,782                102,082
     Accumulated other comprehensive loss                                              (1,103)                (1,165)
     Accumulated deficit                                                             (124,943)              (128,937)
                                                                            -----------------      -----------------
          Total stockholder's equity                                                  (26,264)               (28,020)
                                                                            -----------------      -----------------
          Total liabilities and stockholder's equity                                 $434,393               $426,867
                                                                            -----------------      -----------------
                                                                            -----------------      -----------------


See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                       ----------------------------------------
                                                                         JUNE 30, 1999          JUNE 30, 1998
                                                                       -----------------      -----------------
                                                                                         (UNAUDITED)
Revenues                                                                        $220,889               $250,576

Cost of sales                                                                    156,858                178,438
                                                                       -----------------      -----------------

     Gross profit                                                                 64,031                 72,138
Expenses:
 Warehouse and delivery                                                           29,422                 30,493
 Selling                                                                           8,259                  9,194
 General and administrative                                                       12,346                 13,511
                                                                       -----------------      -----------------
     Total expenses                                                               50,027                 53,198
                                                                       -----------------      -----------------

Income from operations                                                            14,004                 18,940

Interest expense, net                                                              9,698                 10,048
                                                                       -----------------      -----------------

Income before income taxes                                                         4,306                  8,892

Income tax expense                                                                   312                    580
                                                                       -----------------      -----------------

Net income                                                                         3,994                  8,312


Other comprehensive income (loss), net of income tax                                  62                    (67)
                                                                       -----------------      -----------------

Comprehensive income                                                              $4,056                 $8,245
                                                                       -----------------      -----------------
                                                                       -----------------      -----------------



See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                                      THREE MONTHS ENDED
                                                                            --------------------------------------
                                                                              JUNE 30, 1999       JUNE 30, 1998
                                                                            -------------------  -----------------
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES
Net income                                                                        $3,994                 $8,312
Adjustments to reconcile net income to net cash used for operating activities
     Depreciation and amortization                                                 2,442                  2,234
     Amortization of debt issue costs and discount on senior notes                   371                    323
     (Gain) loss on sale of property, plant and equipment                           (256)                   140
     ESOP contribution                                                               886                  1,044
     Provision for bad debts                                                         231                    266
     Changes in assets and liabilities:
          Accounts receivable                                                       (754)                 8,394
          Inventories                                                             (6,164)               (36,772)
          Increase in cash surrender value of life insurance                      (3,792)                (2,595)
          Accounts payable and accrued liabilities and expenses                  (10,711)                (7,184)
          Accrued postretirement benefits                                            120                    120
          Current and deferred income taxes                                          241                    510
          Other                                                                   (1,180)                (1,313)
                                                                       -----------------      -----------------
          Net cash used in operating activities                                  (14,572)               (26,521)
                                                                       -----------------      -----------------
INVESTING ACTIVITIES
Additions to property, plant and equipment                                        (1,043)                (2,387)
Proceeds from the sale of property, plant and equipment                              387                  1,883
Premiums paid on life insurance policies                                            (276)                   (12)
Proceeds from redemption of life insurance policies                                  ---                     41
                                                                       -----------------      -----------------
          Net cash provided by (used in) investing activities                       (932)                  (475)
                                                                       -----------------      -----------------

FINANCING ACTIVITIES
Net borrowings under revolving loan agreements                                    15,943                 25,098
Payments on other debt                                                              (750)                  (750)
Cash dividend to parent                                                           (2,300)                  (486)
Payment of debt issue costs                                                          ---                 (1,504)
                                                                       -----------------      -----------------
          Net cash provided by financing activities                               12,893                 22,358
                                                                       -----------------      -----------------

Effect of exchange rate changes on cash                                               23                    (36)
                                                                       -----------------      -----------------

NET DECREASE IN CASH                                                              (2,588)                (4,674)
Cash at beginning of period                                                       17,860                 20,763
                                                                       -----------------      -----------------

CASH AT END OF PERIOD                                                            $15,272                $16,089
                                                                       -----------------      -----------------
                                                                       -----------------      -----------------

See accompanying notes.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999

1.   BASIS OF PRESENTATION

     The Earle M. Jorgensen Company (the Company) is a wholly owned subsidiary of the Earle M. Jorgensen Holding Company, Inc. (Holding).

     The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries including Earle
     M. Jorgensen (Canada) Inc. and Stainless Insurance Ltd., a captive insurance subsidiary. All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at June 30, 1999 and the consolidated results of operations and comprehensive income and cash flows for the three months ended June 30, 1999 and 1998. The consolidated results of operations and comprehensive income for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   COMPREHENSIVE INCOME

     Effective April 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting and disclosure of comprehensive income and its components. For the three months ended June 30, 1999 and 1998, comprehensive income (loss) included foreign currency translation adjustments of $62,000 and ($67,000), respectively. Prior to the adoption of SFAS No. 130, we reported foreign currency translation adjustments separately in stockholder's equity. The adoption of SFAS No. 130 had no impact on our net income or stockholder's equity.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

REVENUE. Revenues for the first quarter of fiscal 2000 were $220.9 million, compared to $250.6 million for the same period in fiscal 1999. Revenues from our domestic operations decreased $30.2 million (12.5%) to $212.2 million in the first quarter of fiscal 2000 when compared to $242.4 million for the same period in fiscal 1999. This decrease was attributable to decreases in metal prices and weakened demand in key industries that we serve, particularly oil services, agricultural equipment and aerospace. Revenues from domestic stock sales decreased approximately 14% as the result of a 9% decrease in average prices and a 5% decrease in tonnage shipped. Revenue from our Canadian operations was $8.7 million in the first quarter of fiscal 2000 compared to $8.2 million in the same period in fiscal 1999.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2000 was $64.0 million, compared to $72.1 million for the same period in fiscal 1998, while consolidated gross margins were 29.0% and 28.8%, respectively. Gross profit for the fiscal 2000 period included a LIFO credit of $1.0 million compared to a LIFO charge of $0.1 million in the prior year period. Gross profit from our Canadian operations was $2.0 million and gross margin was 23.0% during the first quarter of fiscal 2000, compared to $1.8 million and 22.0%, respectively, for the same period in fiscal 1999. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.8% for the first quarter of fiscal 2000 compared to 29.0% for the same period in fiscal 1999.

EXPENSES. Total operating expenses for the first quarter of fiscal 2000 were $50.0 million (22.6% of revenues), compared to $53.2 million (21.2% of revenues) for the same period in fiscal 1999. The lower operating expenses generally reflect the impact on variable expenses from lower revenue levels and the results of the ongoing reengineering and cost reduction programs designed to improve asset and employee productivity and operating profits.

Warehouse and delivery expenses for the first quarter of fiscal 2000 were $29.4 million (13.3% of revenues), compared to $30.5 million (12.2% of revenues) for the same period in fiscal 1999. The fiscal 2000 period benefited from lower compensation and related expenses and lower transportation and freight costs resulting from the decrease in tonnage shipped and reengineering initiatives. As of June 30, 1999, 1,114 employees were involved in warehouse and delivery activities, compared to 1,232 as of June 30, 1998.

Selling expenses for the first quarter of fiscal 2000 were $8.3 million (3.8% of revenues), compared to $9.2 million (3.7% of revenues) for the same period in fiscal 1999. The decrease resulted from lower accruals for incentive compensation based on sales and gross profit levels and a 5% decrease in headcount resulting from efficiencies realized in processing customer orders.

General and administrative expenses were $12.3 million (5.6% of revenues) during the first quarter of 2000 compared to $13.5 million (5.4% of revenues) for the same period in fiscal 1999. The decrease resulted from lower expenses associated with maintaining our management information systems, lower consulting charges and other expenses related to reengineering and cost reduction projects implemented in fiscal 1999, gains (versus losses in the fiscal 1999 period) from sale of fixed assets, and lower compensation expenses resulting from a 14% decrease in headcount.

NET INTEREST EXPENSE. Net interest expense was $9.7 million for the first quarter of fiscal 2000 compared to $10.0 million in the same period in fiscal 1999. Such amounts include interest and amortization of debt issue costs related to our revolving credit facility ("Revolving Credit Facility"), our 9-1/2% senior notes ("Senior Notes"), our variable rate term loan ("Term Loan") and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998. (CONTINUED)

Interest expense and amortization of debt issue costs related to the our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $6.7 million for the first quarter of fiscal 2000 compared to $7.4 million for the same period in fiscal 1999. The average outstanding indebtedness during the first quarter of fiscal 2000 was $308.5 million, compared to $324.3 million for the same period in fiscal 1999. The weighted average interest rate on such indebtedness was 7.72% during the first quarter of fiscal 2000 versus 8.68% during the same period in fiscal 1999. During the three months ended June 30, 1999 and 1998, borrowings under the Revolving Credit Facility averaged $92.4 million and $106.7 million and the average interest rate on such borrowings was 6.88% and 7.73%, respectively.

Interest expense associated with borrowings against the cash surrender value of certain life insurance policies maintained was $3.0 million for the fiscal 2000 period compared to $2.6 million for the same period in fiscal 1999.

The interest rates on our 9 1/2% Senior Notes and on the borrowings under the life insurance policies are fixed at 9.50% and 11.76%, respectively. The interest rates on our Revolving Credit Facility and Term Loan are floating (6.87% and 8.22%, respectively, as of June 30, 1999). Pursuant to an interest rate swap agreement entered into with Bankers Trust Company in June 1998, the interest rate on the Term Loans was fixed at approximately 9.05% through June 2003. The agreement requires Bankers Trust Company to make payments to us each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the sum of the three month London Interbank Offered Rate plus 3.25% ("Floating LIBOR") and the Fixed Rate, if the Floating LIBOR is greater than the Fixed Rate, on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, we are required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. During the three months ended June 30, 1999, we paid Bankers Trust Company $0.2 million of interest as calculated under the provisions described above.

INCOME TAXES. Income tax expense for the first quarter of fiscal 2000 and 1999 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first quarter of fiscal 2000 and 1999 were offset by recognition of tax benefits associated with our loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $172.0 million at June 30, 1999 when compared to $156.7 million at March 31, 1999 primarily as the result of lower accounts payable and accrued liabilities and higher inventories. Our primary sources of cash during the first quarter of fiscal 2000 consisted of funds provided by borrowings under our Revolving Credit Facility, $15.9 million while the primary uses of cash consisted of: (i) cash used in operations, $14.5 million; (ii) dividends to Holding, $2.3 million; and (iii) capital expenditures, $1.0 million.

Cash used in operating activities was $14.5 million (6.6% of revenues) in the first quarter of fiscal 2000 compared to $26.5 million (10.6% of revenues) in the same period of fiscal 1999. The improvement primarily resulted from maintaining lower levels of inventory and a reduction in accounts receivable in respect to lower revenues.

During the first quarter of fiscal 2000, we redeemed $2.3 million of capital stock from retiring and terminated employees, as required by the terms of our ESOP and Holding's Stockholders Agreement. We expect that total redemptions during fiscal 2000 will be approximately $11 million, although the timing of such expenditures is not within our control and there can be no assurance in this regard.

For fiscal 2000, we have planned approximately $10.0 million of capital to be financed from internally generated funds. Approximately $7.2 million is for routine replacement of machinery and equipment and facility improvements and expansions, and $2.8 million is for further additions to our management information systems. During the first three months of fiscal 2000, we spent $1.0 million for planned capital expenditures.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Our cash requirements for debt service and related obligations through the end of fiscal 2000 are expected to consist primarily of interest payments under the Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the 9 1/2% Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and the ESOP, capital expenditures and principal and interest payments on our industrial revenue bonds. As of June 30, 1999, principal payments required by our outstanding industrial revenue bond indebtedness amount to $1.4 million in fiscal years 2001 through 2004 and $6.2 million in the aggregate thereafter through 2010. We will not be required to make any principal payments on our 9 1/2% Senior Notes until 2005. Our Revolving Credit Facility will mature in 2003 and our Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. As of June 30, 1999, we were in compliance with all covenants under the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes. Although compliance with such covenants in the future is largely dependent on our future performance and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

At June 30, 1999, our primary sources of liquidity were available borrowings of $75.0 million under the Revolving Credit Facility, available borrowings of approximately $8.8 million against certain life insurance policies and internally generated funds. Borrowings under our Revolving Credit Facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets. Our Term Loan is secured by a first priority lien on a substantial portion of current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies, are non-recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies. For the first quarter of fiscal 2000, dividend income earned under the policies totaled $2.9 million, compared to $2.5 million for the same period in fiscal 1999 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of June 30, 1999, there was approximately $22.6 million of cash surrender value in all life insurance policies we maintained, net of borrowings.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes prior to their maturities in 2003, 2004 and 2005, respectively; however, we anticipate that it will be necessary to replace or to refinance all or a portion of the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes prior to their respective maturities, although there can be no assurance on what terms, if any, we would be able to obtain such refinancing or additional financing. Our ability to make interest payments on the Revolving Credit Facility and the 9 1/2% Senior Notes and principal and interest payments on the Term Loan will be dependent on maintaining the level of performance reflected in the last twelve months, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings.

YEAR 2000 COMPLIANCE

IMPACT OF YEAR 2000 -The Year 2000 issue exists because many computer systems, applications and embedded microprocessors use two rather than four digit years to define the applicable year. Because this issue has the potential to disrupt our business operations, a company wide Year 2000 project was initiated to identify and resolve the potential issues surrounding the Year 2000 problem. The Year 2000 project addresses the problems that may arise in computer technologies, which include both information technology ("IT") and non-IT systems, and those Year 2000 issues related to third parties that are considered significant to our business operations.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE (continued)

We named a project manager to coordinate Year 2000 issues and compliance. The project manager's principal responsibilities include identifying, assessing, remediating, testing, implementing and planning for contingencies related to Year 2000 issues that could materially impact our results of operations, liquidity, or capital resources if failure occurs.

STATE OF READINESS -Our systems principally consist of business information systems (such as mainframe computers and distributed servers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices such as hubs, switches, routers, and phone systems). We have completed a review of our business information systems and have identified "business critical" systems. We have tested our business critical systems, including those that required upgrading or replacement, and have determined such systems are Year 2000 compliant. We expect to complete final testing of our business information systems by September 1999.

Non-IT systems are those business tools that may contain embedded microprocessors, such as elevators, security systems, production equipment, and climate control systems. Our branch operations management has been directed to identify non-IT systems related to their respective facilities and to determine the level of Year 2000 compliance or remediation required. This process is currently underway and is expected to be completed by October 1999.

EXTERNAL RELATIONSHIPS - We also face a potential risk should one or more of our principal suppliers, service providers or other parties with whom we have a material business relationship suffer from a Year 2000 related problem. We have identified key vendors whose Year 2000 compliance may be critical to us, including those providing metal products, metal processing services and transportation related services.

Surveys assessing Year 2000 compliance have been distributed to these key vendors and their responses have been compiled and reviewed. We will perform additional selected follow-up surveys and assessment during the balance of 1999. We will use the results of these surveys to aid in contingency planning.

CONTINGENCY PLANNING - We recognize the need for contingency planning in those areas where it is known, or is reasonably likely that an event or an uncertainty will create a Year 2000 system related failure with a significant negative impact on our business operations. Contingency planning is expected to be completed for IT and non-IT systems, and for principal suppliers or service providers no later than October 1999, and will include among other actions, manual workarounds and staffing reassignments.

COSTS - We have incurred less than $100,000 of costs through June 1999 to address Year 2000 issues. We currently estimate that the total cost of addressing our Year 2000 issues will be approximately $700,000. This estimate was based on the known costs to upgrade Year 2000 deficient business information systems and infrastructure components, such as time and attendance applications and phone systems.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE (continued)

RISKS - We anticipate that we will complete the risk assessment, remediation and contingency planning for our internal IT and non-IT systems, and for those parties with whom we have a material business relationship by October 1999. Although we believe it is unlikely, it is possible our results of operations or financial position could be materially adversely impacted if we and our major customers or suppliers do not adequately address Year 2000 issues. We believe our "reasonable likely worst case scenario" would involve a partial failure in one or more of our systems, or systems maintained by principal suppliers, service providers or other parties with whom we have a material business relationship, which would require particular transactions or processes to be handled manually, thereby causing delays and resulting in additional costs being incurred until the problem is corrected. Furthermore, the price of metal products purchased by us may increase if primary suppliers could not provide product and we were forced to purchase from alternative sources. In addition, interruptions in telecommunications, energy and transportation services could also have an adverse impact on our results of operations or financial position.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          (a) On July 22, 1999, our sole stockholder executed and delivered a written consent of stockholder.

          (b) The consent provided for the re-election of our Board of Directors in its entirety and the election of Mr. G. Robert Durham to our Board of Directors pursuant to the rights of the holders of Holding's Series A 13% Cumulative Preferred Stock. The consent also provided for the appointment of Ernst & Young LLP as our auditors for the fiscal year ending March 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

          (a) EXHIBITS

              Exhibit 27. Financial Data Schedule

          (b) REPORTS ON FORM 8-K

              The Registrant was not required to file a Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           EARLE M. JORGENSEN COMPANY

                                           /s/ Maurice S. Nelson, Jr.
                                           --------------------------
Date: August 6, 1999                       Maurice S. Nelson, Jr.
                                           President, Chief Executive Officer

                                           /s/ William S. Johnson
                                           ----------------------
Date: August 6, 1999                      William S. Johnson
                                          Vice President, Chief Financial
                                          Officer and Secretary (Principal
                                          Financial and Accounting Officer)