Form 10-Q
period 1999-09-30
JORGENSEN EARLE M CO /DE/
filed 1999-11-08
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-7537

                           EARLE M. JORGENSEN COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                  95-0886610
  -------------------------------------------        --------------------------
       (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

   3050 EAST BIRCH STREET, BREA, CALIFORNIA                    92821
  -------------------------------------------        --------------------------
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

Outstanding common stock, par value $.01 per share, at October 31, 1999 - 128 shares
----------

                               EARLE M. JORGENSEN
                            COMPANY TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----
PART  I - FINANCIAL INFORMATION

Item 1     CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets at September 30, 1999 (unaudited) and                 2
                March 31, 1999

           Consolidated Statements of Operations and Comprehensive Income for
                the Three Months and Six Months Ended September 30, 1999 and
                September 29, 1998 (unaudited)                                               3

           Consolidated Statements of Cash Flows for the Six Months Ended
                September 30, 1999 and September 29, 1998 (unaudited)                        4

           Notes to Consolidated Financial Statements                                        5

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                                                6

PART II - OTHER INFORMATION                                                                 12

SIGNATURES                                                                                  13

PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   SEPTEMBER 30,     MARCH 31,
                                                                                       1999            1999
                                                                                     ---------       ---------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
         Cash                                                                        $  14,446       $  17,860
         Accounts receivable, less allowance for doubtful accounts of  $454 and
            $335 at September 30, 1999 and March 31, 1999, respectively                 96,501          91,356
         Inventories                                                                   193,562         183,968
         Other current assets                                                            7,316           4,890
                                                                                     ---------       ---------
                  Total current assets                                                 311,825         298,074
                                                                                     ---------       ---------
Property, plant and equipment, net of accumulated depreciation of $56,270
    and $51,405 at September 30, 1999 and March 31, 1999,  respectively                100,196         102,776
Net cash surrender value of life insurance policies                                     25,470          18,541
Debt issue costs, net of accumulated amortization                                        5,514           6,255
Other assets                                                                               922           1,221
                                                                                     ---------       ---------
                  Total assets                                                       $ 443,927       $ 426,867
                                                                                     ---------       ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Accounts payable                                                            $  85,497       $  87,108
         Accrued employee compensation and related taxes                                 6,739           9,732
         Accrued interest                                                               12,023           7,638
         Accrued employee benefits                                                      10,302           9,402
         Other accrued liabilities                                                       6,805           5,752
         Deferred income taxes                                                          20,251          20,251
         Current portion of long-term debt                                               2,400           1,500
                                                                                     ---------       ---------
                  Total current liabilities                                            144,017         141,383
                                                                                     ---------       ---------
Long term debt                                                                         307,277         295,006
Deferred income taxes                                                                   15,408          14,941
Other long-term liabilities                                                              3,872           3,557

Stockholder's equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued                        ---             ---
Common stock, $.01 par value; 2,800 shares authorized; 128 shares issued
   and outstanding                                                                         ---             ---
Capital in excess of par value                                                          95,659         102,082
Accumulated other comprehensive loss                                                    (1,118)         (1,165)
Accumulated deficit                                                                   (121,188)       (128,937)
                                                                                     ---------       ---------
                  Total stockholder's equity                                           (26,647)        (28,020)
                                                                                     ---------       ---------
                  Total liabilities and stockholder's equity                         $ 443,927       $ 426,867
                                                                                     ---------       ---------
                                                                                     ---------       ---------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)


                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                ----------------------------------  ----------------------------------
                                                 SEPTEMBER 30,    SEPTEMBER 29,      SEPTEMBER 30,    SEPTEMBER 29,
                                                     1999              1998              1999              1998
                                                ---------------- -----------------  ---------------- -----------------
Revenues                                          $ 219,391          $ 225,967          $ 440,280         $ 476,543

Cost of sales                                       154,708            161,407            311,566           339,845
                                                  ---------          ---------          ---------         ---------

         Gross profit                                64,683             64,560            128,714           136,698

Expenses:
 Warehouse and delivery                              29,804             30,866             59,226            61,359
 Selling                                              8,086              8,624             16,345            17,818
 General and administrative                          12,330             12,274             24,676            25,785
                                                  ---------          ---------          ---------         ---------
         Total expenses                              50,220             51,764            100,247           104,962
                                                  ---------          ---------          ---------         ---------

Income from operations                               14,463             12,796             28,467            31,736

Interest expense, net                                10,418             10,261             20,116            20,309
                                                  ---------          ---------          ---------         ---------

Income before income taxes                            4,045              2,535              8,351            11,427

Income tax expense                                      290                129                602               709
                                                  ---------          ---------          ---------         ---------

Net income                                            3,755              2,406              7,749            10,718

Other comprehensive income (loss), net of
     income tax                                         (15)              (102)                47              (169)
                                                  ---------          ---------          ---------         ---------

Comprehensive income                              $   3,740          $   2,304          $   7,796         $  10,549
                                                  ---------          ---------          ---------         ---------
                                                  ---------          ---------          ---------         ---------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                 -----------------------------
                                                                                 SEPTEMBER 30,   September 29,
                                                                                     1999            1998
                                                                                 ------------    ------------
OPERATING ACTIVITIES
Net income                                                                         $  7,749       $ 10,718
Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                4,954          4,481
         Amortization of debt issue costs                                               741            647
         Accrued postretirement benefits                                                240            240
         ESOP contribution                                                            1,399          1,765
         Deferred income taxes                                                          467            662
         (Gain) loss on sale of property, plant and equipment                            49           (406)
         Provision for bad debts                                                        516            531
         Increase in cash surrender value of life insurance over                     (6,639)        (5,766)
          premiums paid
         Changes in assets and liabilities:
                  Accounts receivable                                                (5,661)        13,739
                  Inventories                                                        (9,594)       (37,151)
                  Accounts payable and accrued liabilities and expenses                 335        (19,824)
                  Non-trade receivable                                               (1,848)           ---
                  Other                                                                (176)         1,234
                                                                                   --------       --------
                  Net cash used in operating activities                              (7,468)       (29,130)
                                                                                   --------       --------

INVESTING ACTIVITIES
Additions to property, plant and equipment                                           (2,928)        (4,280)
Proceeds from the sale of property, plant and equipment                                 513          2,733
Premiums paid on life insurance policies                                               (290)           (34)
Proceeds from redemption of life insurance policies                                     ---            836
                                                                                   --------       --------
                  Net cash used in investing activities                              (2,705)          (745)
                                                                                   --------       --------

FINANCING ACTIVITIES
Net borrowings under revolving loan agreements                                       14,171         27,829
Payments on other debt                                                               (1,000)        (1,000)
Cash dividend to parent                                                              (6,422)        (1,077)
Payment of debt issue costs                                                             ---         (1,728)
                                                                                   --------       --------
                  Net cash provided by financing activities                           6,749         24,024
                                                                                   --------       --------

Effect of exchange rate changes on cash                                                  10            (82)
                                                                                   --------       --------

NET DECREASE IN CASH                                                                 (3,414)        (5,933)
Cash at beginning of period                                                          17,860         20,763
                                                                                   --------       --------

CASH AT END OF PERIOD                                                              $ 14,446       $ 14,830
                                                                                   --------       --------
                                                                                   --------       --------

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at September 30, 1999, the consolidated results of operations and comprehensive income for the three months and six months ended September 30, 1999 and September 29, 1998, and consolidated cash flows for the six months ended September 30, 1999 and September 29, 1998. The consolidated results of operations and comprehensive income for the three months and six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

2.   COMPREHENSIVE INCOME

     Effective April 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting and disclosure of comprehensive income and its components. Comprehensive income included foreign currency translation adjustments of ($15,000) and ($102,000) for the comparative three months and $47,000 and ($169,000) for the comparative six months ended September 30, 1999 and September 29, 1998, respectively. Prior to the adoption of SFAS No. 130, we reported foreign currency translation adjustments separately in stockholder's equity. The adoption of SFAS No. 130 had no impact on our net income or stockholder's equity.

3.   SUBSEQUENT EVENT

     In October 1999, we entered into an agreement for the sale of assets of our service center in Honolulu, Hawaii for approximately $5.1 million. The sale is expected to be completed by December 1999 and will result in a net loss of approximately $1.0 million. Proceeds from the sale will be used to reduce our revolving credit facility.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 29, 1998.

REVENUE. Revenues for the first six months of fiscal 2000 were $440.3 million, compared to $476.5 million for the same period in fiscal 1999. Revenues from our domestic operations decreased $38.1 million (8.3%) to $423.3 million in the first six months of fiscal 2000 when compared to $461.4 million for the same period in fiscal 1999. This decrease was attributable to lower metal prices. Tonnage shipped during the first six months of fiscal 2000 was comparable to the shipments for the same period in fiscal 1999, although demand was weaker in certain core products and in key industries that we serve, particularly agricultural equipment and oil services. Revenues from domestic stock sales decreased approximately 10% as the result of lower average prices. Revenues from our Canadian operations increased $1.9 million (12.6%) to $17.0 million in the first six months of fiscal 2000 when compared to $15.1 million for the same period in fiscal 1999 as the result of strong local economic conditions.

GROSS PROFIT. Gross profit for first six months of fiscal 2000 was $128.7 million, compared to $136.7 million for the same period in fiscal 1999. Consolidated gross margin for the first six months of fiscal 2000 increased to 29.2% when compared to 28.7% for the same period in fiscal 1999. Gross profit for the fiscal 2000 period included a LIFO credit of $2.5 million versus a LIFO charge of $0.7 million in the fiscal 1999 period. Gross profit from our Canadian operations was $3.9 million and gross margin was 22.9% during the first six months of fiscal 2000, compared to $3.3 million and 21.9%, respectively, for the same period in fiscal 1999. Exclusive of Canadian operations and LIFO adjustments, our gross margin was 28.9% for the first six months of fiscal 2000 compared to 29.1% for the same period in fiscal 1999.

EXPENSES. Total operating expenses for the first six months of fiscal 2000 were $100.2 million (22.8% of revenues), compared to $105.0 million (22.0% of revenues) for the same period in fiscal 1999. The lower operating expenses generally reflect the impact from lower revenue levels and the results of the ongoing reengineering and cost reduction programs designed to improve asset and employee productivity and operating profits.

Warehouse and delivery expenses for the first six months of fiscal 2000 were $59.2 million (13.4% of revenues), compared to $61.4 million (12.9% of revenues) for the same period in fiscal 1999. The fiscal 2000 period benefited from lower compensation expense and transportation costs resulting from improved production and transportation scheduling capabilities. As of September 30, 1999, 1,113 employees were involved in warehouse and delivery activities, compared to 1,165 as of September 29, 1998.

Selling expenses for the first six months of fiscal 2000 were $16.3 million (3.7% of revenues), compared to $17.8 million (3.7% of revenues) for the same period in fiscal 1999. The decrease resulted from lower accruals for incentive compensation based on sales and gross profit levels and a 6% decrease in headcount resulting from efficiencies realized in processing customer orders.

General and administrative expenses for the first six months of fiscal 2000 were $24.7 million (5.6% of revenues), compared to $25.8 million (5.4% of revenues) for the same period in fiscal 1999. The fiscal 2000 period included lower costs associated with environmental matters, lower consulting charges and other expenses related to reengineering and cost reduction programs implemented in fiscal 1999 and lower compensation expenses resulting from a 10% decrease in headcount, partially offset by lower income earned on redemption of life insurance policies and losses (versus gains in the fiscal 1999 period) from sale of fixed assets.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 29, 1998. (CONTINUED)

NET INTEREST EXPENSE. Net interest expense was $20.1 million for the first six months of fiscal 2000 compared to $20.3 million in the same period in fiscal 1999. Such amounts include interest and amortization of debt issue costs related to our revolving credit facility ("Revolving Credit Facility"), our 9-1/2% senior notes ("Senior Notes"), our variable rate term loan ("Term Loan") and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

Interest expense and amortization of debt issue costs related to the our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $14.2 million for the first six months of fiscal 2000 compared to $15.2 million for the same period in fiscal 1999. The average outstanding indebtedness during the fiscal 2000 period was $311.7 million, compared to $335.1 million for the same period in fiscal 1999. The weighted-average interest rate on such indebtedness was 8.13% during the first six months of fiscal 2000 versus 8.64% during the same period in fiscal 1999. During the six months ended September 30, 1999 and 1998, borrowings under the Revolving Credit Facility averaged $95.9 million and $117.7 million and the average interest rate on such borrowings was 7.04% and 7.73%, respectively.

Interest expense on borrowings against the cash surrender value of certain life insurance policies maintained was $6.0 million for the first six months of fiscal 2000 period compared to $5.1 million for the same period in fiscal 1999.

The interest rates on our 9 1/2% Senior Notes and on the borrowings under the life insurance policies are fixed at 9.50% and 11.76%, respectively. The interest rates on our Revolving Credit Facility and Term Loan are floating (7.29% and 8.63%, respectively, as of September 30, 1999). Pursuant to an interest rate swap agreement entered into with Bankers Trust Company in June 1998, the interest rate on the Term Loans was fixed at approximately 9.05% through June 2003 (the "Fixed Rate"). The agreement requires Bankers Trust Company to make payments to us each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the three month London Interbank Offered Rate plus 3.25% ("Floating LIBOR") and the Fixed Rate, if the Floating LIBOR is greater than the Fixed Rate, on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, we are required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. During the six months ended September 30, 1999, we paid Bankers Trust Company $0.3 million of interest as calculated under the provisions described above.

INCOME TAXES. Income tax expense for the first six months of fiscal 2000 and 1999 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first six months of fiscal 2000 and 1999 were offset by recognition of tax benefits associated with our loss carryforwards.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1998. (CONTINUED)

REVENUE. Revenues for the second quarter of fiscal 2000 were $219.4 million, compared to $226.0 million for the same period in fiscal 1999. Revenues from our domestic operations decreased $7.9 million (3.6%) to $211.1 million in the second quarter of fiscal 2000 when compared to $219.0 million for the same period in fiscal 1999. This decrease was attributable to lower metal prices, partially offset by a 5% increase in tonnage shipped, although demand was weaker in certain core products and in key industries that we serve, particularly agricultural equipment and oil services. Revenues from domestic stock sales decreased approximately 6% as the result of a 10% decrease in average prices, partially offset by a 4% increase in tonnage shipped. Revenue from our Canadian operations increased 18.6% to $8.3 million in the second quarter of fiscal 2000 when compared to $7.0 million in the same period in fiscal 1999 as the result of strong local economic conditions.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2000 was $64.7 million, compared to $64.6 million for the same period in fiscal 1999, while consolidated gross margins were 29.5% and 28.6%, respectively. Gross profit for the fiscal 2000 period included a LIFO credit of $1.5 million versus a LIFO charge of $0.6 million in the fiscal 1999 period. Gross profit from our Canadian operations was $1.9 million and gross margin was 22.9% during the second quarter of fiscal 2000, compared to $1.5 million and 21.4%, respectively, for the same period in fiscal 1999. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 29.0% for the second quarter of fiscal 2000 compared to 29.1% for the same period in fiscal 1999.

EXPENSES. Total operating expenses for the second quarter of fiscal 2000 were $50.2 million (22.9% of revenues), compared to $51.8 million (22.9% of revenues) for the same period in fiscal 1999. The lower operating expenses generally reflect the impact on variable expenses from lower revenue levels and the results of the ongoing reengineering and cost reduction programs designed to improve asset and employee productivity and operating profits.

Warehouse and delivery expenses for the second quarter of fiscal 2000 were $29.8 million (13.6% of revenues), compared to $30.9 million (13.7% of revenues) for the same period in fiscal 1999. The fiscal 2000 period benefited from lower compensation expenses and lower transportation costs resulting from improved production and transportation scheduling capabilities.

Selling expenses for the second quarter of fiscal 2000 were $8.1 million (3.7% of revenues), compared to $8.6 million (3.8% of revenues) for the same period in fiscal 1999. The decrease resulted from lower accruals for incentive compensation based on sales and gross profit levels.

General and administrative expenses were $12.3 million (5.6% of revenues) during the second quarter of 2000 compared to $12.3 million (5.4% of revenues) for the same period in fiscal 1999. The fiscal 2000 period included lower costs associated with environmental matters and lower consulting charges and other expenses related to reengineering and cost reduction programs implemented in fiscal 1999, partially offset by lower income earned on redemption of life insurance policies and losses (versus gains in the fiscal 1999 period) from sale of fixed assets.

NET INTEREST EXPENSE. Net interest expense was $10.4 million for the second quarter of fiscal 2000 compared to $10.3 million in the same period in fiscal 1999. Such amounts include interest and amortization of debt issue costs related to our revolving credit facility ("Revolving Credit Facility"), our 9-1/2% senior notes ("Senior Notes"), our variable rate term loan ("Term Loan") and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1998. (CONTINUED)

Interest expense and amortization of debt issue costs related to the our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $7.4 million for the second quarter of fiscal 2000 compared to $7.8 million for the same period in fiscal 1999. The average outstanding indebtedness during the second quarter of fiscal 2000 was $314.9 million, compared to $345.8 million for the same period in fiscal 1999. The weighted average interest rate on such indebtedness was 8.54% during the second quarter of fiscal 2000 versus 8.60% during the same period in fiscal 1999. During the three months ended September 30, 1999 and 1998, borrowings under the Revolving Credit Facility averaged $99.4 million and $128.8 million and the average interest rate on such borrowings was 7.18% and 7.73%, respectively.

Interest expense on borrowings against the cash surrender value of certain life insurance policies maintained was $3.0 million during the second quarter of fiscal 2000 period compared to $2.5 million for the same period in fiscal 1999.

During the three months ended September 30, 1999, we paid Bankers Trust Company $0.1 million of interest as calculated under the provisions of our interest rate swap agreement.

INCOME TAXES. Income tax expense for the second quarter of fiscal 2000 and 1999 included provisions for state franchise and foreign income taxes. Federal tax provisions for the second quarter of fiscal 2000 and 1999 were offset by recognition of tax benefits associated with our loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $167.8 million at September 30, 1999 when compared to $156.7 million at March 31, 1999 primarily as the result of higher inventories and accounts receivable. Our primary sources of cash during the first six months of fiscal 2000 consisted of funds provided by borrowings under our Revolving Credit Facility, $14.2 million, while the primary uses of cash consisted of: (i) cash used in operations, $7.5 million; (ii) dividends to Holding, $6.4 million; and (iii) capital expenditures, $2.9 million.

Cash used in operating activities was $7.5 million (1.7% of revenues) during the first six months of fiscal 2000 compared to $29.1 million (6.1% of revenues) for the same period of fiscal 1999. The improvement primarily resulted from maintaining lower levels of inventory in respect to lower revenues.

During the first six months of fiscal 2000, we redeemed $6.4 million of capital stock from retiring and terminated employees, as required by the terms of our ESOP and Holding's Stockholders Agreement. We expect that total redemptions during fiscal 2000 will be approximately $12.0 million, although the timing of such expenditures is not within our control and there can be no assurance in this regard.

For fiscal 2000, we have planned approximately $10.0 million of capital expenditures to be financed from internally generated funds. Approximately $7.2 million is for routine replacement of machinery and equipment and facility improvements and expansions, and $2.8 million is for further additions to our management information systems. During the first six months of fiscal 2000, we spent $2.9 million for planned capital expenditures.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

Our cash requirements for debt service and related obligations through the end of fiscal 2000 are expected to consist primarily of interest payments under the Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the 9 1/2% Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and the ESOP, capital expenditures and principal and interest payments on our industrial revenue bonds. As of September 30, 1999, principal payments required by our outstanding industrial revenue bond indebtedness amount to $1.4 million in fiscal years 2001 through 2004 and $6.2 million in the aggregate thereafter through 2010. We will not be required to make any principal payments on our 9 1/2% Senior Notes until 2005. Our Revolving Credit Facility will mature in 2003 and our Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. As of September 30, 1999, we were in compliance with all covenants under the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes. Although compliance with such covenants in the future is largely dependent on our future performance and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

At September 30, 1999, our primary sources of liquidity were available borrowings of $79.7 million under the Revolving Credit Facility, available borrowings of approximately $12.1 million against certain life insurance policies and internally generated funds. Borrowings under our Revolving Credit Facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets. Our Term Loan is secured by a second priority lien on a substantial portion of current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies, are non-recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies. For the first six months of fiscal 2000, dividend income earned under the policies totaled $5.7 million, compared to $4.4 million for the same period in fiscal 1999 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of September 30, 1999, there was approximately $25.5 million of cash surrender value in the life insurance policies we maintain, net of borrowings.

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

STATE OF READINESS -Our systems principally consist of business information systems (such as mainframe computers and distributed servers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices such as hubs, switches, routers, and phone systems). We have completed a review of our business information systems and have identified "business critical" systems. In September 1999, we completed testing of our business critical systems, including those that required upgrading or replacement, and determined such systems are Year 2000 compliant.

Non-IT systems are those business tools that may contain embedded microprocessors, such as elevators, security systems, production equipment, and climate control systems. Our branch operations management was directed to identify non-IT systems related to their respective facilities and to determine the level of Year 2000 compliance or remediation required. This process was completed in September 1999.

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

Surveys assessing Year 2000 compliance were distributed to these key vendors and their responses have been compiled and reviewed. We will perform additional selected follow-up surveys and assessment during the balance of 1999. We will use the results of these surveys to aid in contingency planning.

CONTINGENCY PLANNING - We recognize the need for contingency planning in those areas where it is known, or is reasonably likely that an event or an uncertainty will create a Year 2000 system related failure with a significant negative impact on our business operations. Contingency planning is expected to be completed for IT and non-IT systems, and for principal suppliers or service providers no later than November 1999, and will include among other actions, manual workarounds and staffing reassignments.

COSTS - We have incurred approximately $500,000 of costs to address our Year 2000 issues. This amount included all costs to upgrade Year 2000 deficient business information systems and infrastructure components, such as time and attendance applications and phone systems.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE (continued)

RISKS - We have completed the risk assessment, remediation and contingency planning for our internal IT and non-IT systems, and for those parties with whom we have a material business relationship. Although we believe it is unlikely, it is possible our results of operations or financial position could be materially adversely impacted if we and our major customers or suppliers do not adequately address Year 2000 issues. We believe our "reasonable likely worst case scenario" would involve a partial failure in one or more of our systems, or systems maintained by principal suppliers, service providers or other parties with whom we have a material business relationship, which would require particular transactions or processes to be handled manually, thereby causing delays and resulting in additional costs being incurred until the problem is corrected. Furthermore, the price of metal products purchased by us may increase if primary suppliers could not provide product and we were forced to purchase from alternative sources. In addition, interruptions in telecommunications, energy and transportation services could also have an adverse impact on our results of operations or financial position.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     EXHIBITS

                 Exhibit 27. Financial Data Schedule

         (b)     REPORTS ON FORM 8-K

                 The Registrant was not required to file a Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       EARLE M. JORGENSEN COMPANY




                                       /s/ Maurice S. Nelson, Jr.
                                       --------------------------
Date: November 5, 1999                 Maurice S. Nelson, Jr.
                                       President, Chief Executive Officer

                                       /s/ William S. Johnson
                                       ---------------------------
Date: November 5, 1999                 William S. Johnson
                                       Vice President, Chief Financial Officer
                                       and Secretary (Principal Financial and
                                       Accounting Officer)