Form 10-Q
period 2000-01-04
JORGENSEN EARLE M CO /DE/
filed 2000-02-07
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JANUARY 4, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-7537

                           EARLE M. JORGENSEN COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                 95-0886610
--------------------------------------------       ---------------------------
      (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

  3050 EAST BIRCH STREET, BREA, CALIFORNIA                   92821
--------------------------------------------       ---------------------------
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

Outstanding common stock, par value $.01 per share, at January 31, 2000 - 128 SHARES
----------

                           EARLE M. JORGENSEN COMPANY
                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I    -    FINANCIAL INFORMATION

Item 1         CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets at January 4, 2000 (unaudited) and
                    March 31, 1999                                                                    2

               Consolidated Statements of Operations and Comprehensive Income
                    for the Three Months and Nine Months Ended January 4, 2000
                    and December 31, 1998 (unaudited)                                                 3

               Consolidated Statements of Cash Flows for the Nine Months Ended
                    January 4, 2000 and December 31, 1998 (unaudited)                                 4

               Notes to Consolidated Financial Statements                                             5

Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                                                     6


PART II    -   OTHER INFORMATION                                                                     12

SIGNATURES                                                                                           13

PART I - FINANCIAL INFORMATION
EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             JANUARY 4, 2000   MARCH 31, 1999
                                                                             ---------------   --------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
         Cash                                                                     $  13,937      $  17,860
         Accounts receivable, less allowance for doubtful accounts of
            $389 and $335 at January 4, 2000 and March 31, 1999, respectively        96,084         91,356
         Inventories                                                                208,685        183,968
         Other current assets                                                         8,168          4,890
                                                                                  ---------      ---------
                  Total current assets                                              326,874        298,074
                                                                                  ---------      ---------

Property, plant and equipment, net of accumulated depreciation of $54,161 and
  $51,405 at January 4, 2000 and March 31, 1999,  respectively                       93,570        102,776
Net cash surrender value of life insurance policies                                  17,782         18,541
Debt issue costs, net of accumulated amortization                                     5,143          6,255
Other assets                                                                            785          1,221
                                                                                  ---------      ---------
                  Total assets                                                    $ 444,154      $ 426,867
                                                                                  =========      =========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Accounts payable                                                         $  87,001      $  87,108
         Accrued employee compensation and related taxes                              9,703          9,732
         Accrued interest                                                             3,718          7,638
         Accrued employee benefits                                                   11,493          9,402
         Other accrued liabilities                                                    6,168          5,752
         Deferred income taxes                                                       20,251         20,251
         Current portion of long-term debt                                            2,400          1,500
                                                                                  ---------      ---------
                  Total current liabilities                                         140,734        141,383
                                                                                  ---------      ---------

Long term debt                                                                      315,346        295,006
Deferred income taxes                                                                15,497         14,941
Other long-term liabilities                                                           4,100          3,557

Stockholder's equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued                    --             --
Common stock, $.01 par value; 2,800 shares authorized; 128 shares issued
   and outstanding                                                                     --             --
Capital in excess of par value                                                       89,205        102,082
Accumulated other comprehensive loss                                                 (1,090)        (1,165)
Accumulated deficit                                                                (119,638)      (128,937)
                                                                                  ---------      ---------
                  Total stockholder's equity                                        (31,523)       (28,020)
                                                                                  ---------      ---------
                  Total liabilities and stockholder's equity                      $ 444,154      $ 426,867
                                                                                  =========      =========


SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                             -------------------------   --------------------------
                                             JANUARY 4,   DECEMBER 31,   JANUARY 4,    DECEMBER 31,
                                                2000          1998          2000           1998
                                             ----------   ------------   ----------    ------------
Revenues                                      $ 229,161     $ 211,241     $ 669,441      $ 687,784

Cost of sales                                   162,633       151,525       474,199        491,370
                                              ---------     ---------     ---------      ---------

         Gross profit                            66,528        59,716       195,242        196,414

Expenses:
 Warehouse and delivery                          30,599        29,598        89,825         90,957
 Selling                                          8,252         7,864        24,597         25,682
 General and administrative                      14,651        10,104        39,327         35,889
                                              ---------     ---------     ---------      ---------
         Total expenses                          53,502        47,566       153,749        152,528
                                              ---------     ---------     ---------      ---------

Income from operations                           13,026        12,150        41,493         43,886

Interest expense, net                            11,251        10,581        31,367         30,890
                                              ---------     ---------     ---------      ---------

Income before income taxes                        1,775         1,569        10,126         12,996

Income tax expense                                  225           136           827            845
                                              ---------     ---------     ---------      ---------

Net income                                        1,550         1,433         9,299         12,151

Other comprehensive income (loss), net of
     income tax                                      28             5            75           (164)
                                              ---------     ---------     ---------      ---------

Comprehensive income                          $   1,578     $   1,438     $   9,374      $  11,987
                                              =========     =========     =========      =========


SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                 --------------------------
                                                                                 JANUARY 4,    December 31,
                                                                                    2000          1998
                                                                                 ----------    ------------
OPERATING ACTIVITIES
Net income                                                                        $  9,299      $ 12,151
Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                               7,418         6,784
         Amortization of debt issue costs                                            1,111           970
         Accrued post-retirement benefits                                              360           360
         ESOP contribution                                                           1,954         2,444
         Deferred income taxes                                                         556           805
         (Gain) loss on sale of property, plant and equipment                        2,291        (2,207)
         Provision for bad debts                                                       886           826
         Increase in cash surrender value of life insurance over
                  premiums paid                                                      2,744         2,426
         Changes in assets and liabilities:
                  Accounts receivable                                               (5,614)       23,668
                  Inventories                                                      (25,890)      (20,332)
                  Accounts payable and accrued liabilities and expenses             (3,503)      (47,871)
                  Non-trade receivable                                              (2,174)         --
                  Other                                                             (1,019)          188
                                                                                  --------      --------
                  Net cash used in operating activities                            (11,581)      (19,788)
                                                                                  --------      --------

INVESTING ACTIVITIES
Additions to property, plant and equipment                                          (5,521)       (6,789)
Proceeds from the sale of property, plant and equipment                              6,765         5,843
Premiums paid on life insurance policies                                            (1,985)       (1,543)
Proceeds from redemption of life insurance policies                                   --             843
                                                                                  --------      --------
                  Net cash used in investing activities                               (741)       (1,646)
                                                                                  --------      --------

FINANCING ACTIVITIES
Net borrowings under revolving loan agreements                                      22,490        18,986
Payments on other debt                                                              (1,250)       (1,250)
Cash dividend to parent                                                            (12,876)       (1,264)
Payment of debt issue costs                                                           --          (1,846)
                                                                                  --------      --------
                  Net cash provided by financing activities                          8,364        14,626
                                                                                  --------      --------

Effect of exchange rate changes on cash                                                 35           (78)
                                                                                  --------      --------

NET DECREASE IN CASH                                                                (3,923)       (6,886)
Cash at beginning of period                                                         17,860        20,763
                                                                                  --------      --------

CASH AT END OF PERIOD                                                             $ 13,937      $ 13,877
                                                                                  ========      ========

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 4, 2000

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at January 4, 2000, the consolidated results of operations and comprehensive income for the three months and nine months ended January 4, 2000 and December 31, 1998, and consolidated cash flows for the nine months ended January 4, 2000 and December 31, 1998. The consolidated results of operations and comprehensive income for the three months and nine months ended January 4, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

2.   COMPREHENSIVE INCOME

     Effective April 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting and disclosure of comprehensive income and its components. Comprehensive income (loss) included foreign currency translation adjustments of $28,000 and $5,000 for the comparative three months and $75,000 and ($164,000) for the comparative nine months ended January 4, 2000 and December 31, 1998, respectively. Prior to the adoption of SFAS No. 130, we reported foreign currency translation adjustments separately in stockholder's equity. The adoption of SFAS No. 130 had no impact on our net income or stockholder's equity.

EARLE M. JORGENSEN COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: NINE MONTHS ENDED JANUARY 4, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998.

REVENUE. Revenues for the first nine months of fiscal 2000 were $669.4 million, compared to $687.8 million for the same period in fiscal 1999. Revenues from our domestic operations decreased $22.6 million (3.4%) to $642.9 million in the first nine months of fiscal 2000 when compared to $665.5 million for the same period in fiscal 1999. This decrease was attributable to lower metal prices. Tonnage shipped during the first nine months of fiscal 2000 increased 5% when compared to the same period in fiscal 1999, although demand was weaker in certain core products and in key industries that we serve, particularly agricultural equipment, oil services and aerospace. Revenues from our Canadian operations increased $4.3 million (19.3%) to $26.6 million in the first nine months of fiscal 2000 when compared to $22.3 million for the same period in fiscal 1999 as the result of strong local economic conditions.

GROSS PROFIT. Gross profit for first nine months of fiscal 2000 was $195.2 million, compared to $196.4 million for the same period in fiscal 1999. Consolidated gross margin for the first nine months of fiscal 2000 increased to 29.2% when compared to 28.6% for the same period in fiscal 1999. Gross profit for the fiscal 2000 period included a LIFO credit of $4.1 million versus a LIFO charge of $0.9 million in the fiscal 1999 period. Gross profit from our Canadian operations was $6.1 million and gross margin was 22.9% during the first nine months of fiscal 2000, compared to $4.9 million and 22.0%, respectively, for the same period in fiscal 1999. Exclusive of Canadian operations and LIFO adjustments, our gross margin was 28.8% for the first nine months of fiscal 2000 compared to 28.9% for the same period in fiscal 1999.

EXPENSES. Total operating expenses for the first nine months of fiscal 2000 were $153.7 million (23.0% of revenues), compared to $152.5 million (22.2% of revenues) for the same period in fiscal 1999. Excluding gains or losses from the sale of fixed assets, our operating expenses were $151.4 million during the first nine months of fiscal 2000, compared to $154.7 million for the same period in fiscal 1999. The lower adjusted operating expenses reflect the benefits realized from ongoing reengineering and cost reduction programs designed to improve asset and employee productivity and operating profits.

Warehouse and delivery expenses for the first nine months of fiscal 2000 were $89.8 million (13.4% of revenues), compared to $91.0 million (13.2% of revenues) for the same period in fiscal 1999. The fiscal 2000 period benefited from lower compensation expense and transportation costs resulting from improved production and transportation scheduling capabilities. As of January 4, 2000, 1,135 employees were involved in warehouse and delivery activities, compared to 1,093 as of December 31, 1998.

Selling expenses for the first nine months of fiscal 2000 were $24.6 million (3.7% of revenues), compared to $25.7 million (3.7% of revenues) for the same period in fiscal 1999. The decrease resulted from lower accruals for incentive compensation based on sales and gross profit levels and a 3% decrease in headcount resulting from efficiencies realized in processing customer orders.

General and administrative expenses, excluding gains or losses from the sale of fixed assets, were $37.0 million (5.5% of revenues) for the first nine months of fiscal 2000, compared to $38.1 million (5.5% of revenues) for the same period in fiscal 1999. The fiscal 2000 period included lower costs associated with environmental matters, lower consulting charges and other expenses related to reengineering and cost reduction programs implemented in fiscal 1999 and lower compensation expenses resulting from a 9% decrease in headcount, partially offset by lower income earned on redemption of life insurance policies. Losses from sale of fixed assets, including the sale of our Hawaiian operations, totaled $2.3 million during the first nine months of fiscal 2000, compared to gains of $2.2 million for the same period in fiscal 1999.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: NINE MONTHS ENDED JANUARY 4, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998. (CONTINUED)

NET INTEREST EXPENSE. Net interest expense was $31.4 million for the first nine months of fiscal 2000 compared to $30.9 million in the same period in fiscal 1999. Such amounts include interest and amortization of debt issue costs related to our revolving credit facility ("Revolving Credit Facility"), our 9 1/2% senior notes ("Senior Notes"), our variable rate term loan ("Term Loan") and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $22.2 million for the first nine months of fiscal 2000 compared to $23.0 million for the same period in fiscal 1999. The average outstanding indebtedness during the fiscal 2000 period was $314.8 million, compared to $340.6 million for the same period in fiscal 1999. The weighted-average interest rate on such indebtedness was 8.40% during the first nine months of fiscal 2000 versus 8.51% during the same period in fiscal 1999. During the nine months ended January 4, 2000 and December 31, 1998, borrowings under the Revolving Credit Facility averaged $99.0 million and $118.2 million and the average interest rate on such borrowings was 7.22% and 7.54%, respectively.

Interest expense on borrowings against the cash surrender value of certain life insurance policies maintained was $9.2 million for the first nine months of fiscal 2000 period compared to $7.9 million for the same period in fiscal 1999.

The interest rates on our 9 1/2% Senior Notes and on the borrowings under the life insurance policies are fixed at 9.50% and 11.76%, respectively. The interest rates on our Revolving Credit Facility and Term Loan are floating (7.41% and 9.44%, respectively, as of January 4, 2000). Pursuant to an interest rate swap agreement entered into with Bankers Trust Company in June 1998, the interest rate on the Term Loan was fixed at approximately 9.05% through June 2003 (the "Fixed Rate"). The agreement requires Bankers Trust Company to make payments to us each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the three month London Interbank Offered Rate plus 3.25% ("Floating LIBOR") and the Fixed Rate, if the Floating LIBOR is greater than the Fixed Rate, on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, we are required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. During the nine months ended January 4, 2000, we paid Bankers Trust Company $0.4 million of interest as calculated under the provisions described above.

INCOME TAXES. Income tax expense for the first nine months of fiscal 2000 and 1999 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first nine months of fiscal 2000 and 1999 were offset by recognition of tax benefits associated with our loss carryforwards.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED JANUARY 4, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998. (CONTINUED)

REVENUE. Revenues for the third quarter of fiscal 2000 were $229.2 million, compared to $211.2 million for the same period in fiscal 1999. Revenues from our domestic operations increased $15.5 million (7.6%) to $219.6 million in the third quarter of fiscal 2000 when compared to $204.1 million for the same period in fiscal 1999. This increase was attributable to a 17% increase in tonnage shipped, partially offset by lower metal prices, although demand was weaker in certain core products and in key industries that we serve, particularly agricultural equipment, oil services and aerospace. Revenue from our Canadian operations increased 33.3% to $9.6 million in the third quarter of fiscal 2000 when compared to $7.2 million in the same period in fiscal 1999 as the result of strong local economic conditions.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2000 was $66.5 million, compared to $59.7 million for the same period in fiscal 1999, while consolidated gross margins were 29.0% and 28.3%, respectively. Gross profit for the fiscal 2000 period included a LIFO credit of $1.6 million versus a LIFO charge of $0.2 million in the fiscal 1999 period. Gross profit from our Canadian operations was $2.1 million and gross margin was 21.9% during the third quarter of fiscal 2000, compared to $1.6 million and 22.2%, respectively, for the same period in fiscal 1999. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.8% for the third quarter of fiscal 2000 compared to 28.5% for the same period in fiscal 1999.

EXPENSES. Total operating expenses for the third quarter of fiscal 2000 were $53.5 million (23.3% of revenues), compared to $47.6 million (22.5% of revenues) for the same period in fiscal 1999. Excluding gains or losses from the sale of fixed assets, our operating expenses were $51.3 million during the first nine months of fiscal 2000, compared to $49.4 million for the same period in fiscal 1999. The increase in operating expenses generally reflects the impact on variable expenses from higher sales volume.

Warehouse and delivery expenses for the third quarter of fiscal 2000 were $30.6 million (13.4% of revenues), compared to $29.6 million (14.0% of revenues) for the same period in fiscal 1999. The fiscal 2000 period included higher compensation expenses, partially offset by lower transportation costs resulting from improved production and transportation scheduling capabilities.

Selling expenses for the third quarter of fiscal 2000 were $8.3 million (3.6% of revenues), compared to $7.9 million (3.7% of revenues) for the same period in fiscal 1999. The increase resulted from higher accruals for incentive compensation based on sales and gross profit levels.

General and administrative expenses, excluding gains or losses from the sale of fixed assets, were $12.5 million (5.5% of revenues) during the third quarter of fiscal 2000 compared to $11.9 million (5.6% of revenues) for the same period in fiscal 1999. The fiscal 2000 period included higher accruals for management incentives, partially offset by lower expenses associated with information technology projects. Losses from sale of fixed assets, including the sale of our Hawaiian operations, totaled $2.2 million during the third quarter of fiscal 2000, compared to gains of $1.8 million for the same period in fiscal 1999.

NET INTEREST EXPENSE. Net interest expense was $11.3 million for the third quarter of fiscal 2000 compared to $10.6 million in the same period in fiscal 1999. Such amounts include interest and amortization of debt issue costs related to Revolving Credit Facility, our Senior Notes, our Term Loan and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED JANUARY 4, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998. (CONTINUED)

Interest expense and amortization of debt issue costs related to the our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $8.0 million for the third quarter of fiscal 2000 compared to $7.8 million for the same period in fiscal 1999. The average outstanding indebtedness during the third quarter of fiscal 2000 was $320.0 million, compared to $335.9 million for the same period in fiscal 1999. The weighted average interest rate on such indebtedness was 8.91% during the third quarter of fiscal 2000 versus 8.61% during the same period in fiscal 1999. During the three months ended January 4, 2000 and 1998, borrowings under the Revolving Credit Facility averaged $104.7 million and $119.2 million and the average interest rate on such borrowings was 7.55% and 7.17%, respectively.

Interest expense on borrowings against the cash surrender value of certain life insurance policies maintained was $3.2 million during the third quarter of fiscal 2000 period compared to $2.8 million for the same period in fiscal 1999.

During the three months ended January 4, 2000, we paid Bankers Trust Company $0.1 million of interest as calculated under the provisions of our interest rate swap agreement.

INCOME TAXES. Income tax expense for the third quarter of fiscal 2000 and 1999 included provisions for state franchise and foreign income taxes. Federal tax provisions for the third quarter of fiscal 2000 and 1999 were offset by recognition of tax benefits associated with our loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $186.1 million at January 4, 2000 when compared to $156.7 million at March 31, 1999 primarily as the result of higher inventories and accounts receivable. Our primary sources of cash during the first nine months of fiscal 2000 consisted of funds provided by borrowings under our Revolving Credit Facility, $22.5 million, and proceeds from the sale of assets, $6.8 million, while the primary uses of cash consisted of: (i) dividends to Holding, $12.9 million; (ii) cash used in operations, $11.6 million; and (iii) capital expenditures, $5.5 million.

Cash used in operating activities was $11.6 million (1.7% of revenues) during the first nine months of fiscal 2000 compared to $19.8 million (2.9% of revenues) for the same period of fiscal 1999.

During the first nine months of fiscal 2000, we redeemed through dividends to Holding, $12.9 million of capital stock from retiring and terminated employees, as required by the terms of our ESOP and Holding's Stockholders Agreement. We do not expect any additional significant redemptions for the remainder for fiscal 2000.

For fiscal 2000, we have planned approximately $10.0 million of capital expenditures to be financed from internally generated funds. Approximately $7.2 million is for routine replacement of machinery and equipment and facility improvements and expansions, and $2.8 million is for further additions to our management information systems. During the first nine months of fiscal 2000, we spent $5.5 million for planned capital expenditures.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

Our cash requirements for debt service and related obligations through the end of fiscal 2000 are expected to consist primarily of interest payments under the Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the 9 1/2% Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and the ESOP, capital expenditures and principal and interest payments on our industrial revenue bonds. As of January 4, 2000, principal payments required by our outstanding industrial revenue bond indebtedness amount to $1.4 million in fiscal years 2001 through 2004 and $6.2 million in the aggregate thereafter through 2010. We will not be required to make any principal payments on our Senior Notes until 2005. Our Revolving Credit Facility will mature in 2003 and our Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. As of January 4, 2000, we were in compliance with all covenants under the Revolving Credit Facility, the Term Loan and the Senior Notes. Although compliance with such covenants in the future is largely dependent on our future performance and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

At January 4, 2000, our primary sources of liquidity were available borrowings of $77.1 million under the Revolving Credit Facility, available borrowings of approximately $2.1 million against certain life insurance policies, and internally generated funds. Borrowings under our Revolving Credit Facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets. Our Term Loan is secured by a first priority lien on a substantial portion of current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies, are non-recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies. For the first nine months of fiscal 2000, dividend income earned under the policies totaled $8.9 million, compared to $7.1 million for the same period in fiscal 1999 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of January 4, 2000, there was approximately $17.8 million of cash surrender value in the life insurance policies we maintain, net of borrowings.

For the first nine months and third quarter of fiscal 2000, EBITDA totaled $47.2 million (7.1% of revenues) and $14.6 million (6.4% of revenues), compared to $55.6 million (8.1% of revenues) and $15.5 million (7.3% of revenues), respectively, for the same periods in fiscal 1999. EBITDA, which represents income from operations before net interest expense, taxes, depreciation, amortization, LIFO adjustments, and certain other non-cash expenses, including ESOP and post-retirement accruals, is provided as an important measure of our ability to service debt. However, EBITDA should not be considered in isolation or as a substitute for consolidated results of operations and cash flows data presented in the accompanying consolidated condensed financial statements.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes prior to their maturities in 2003, 2004 and 2005, respectively; however, we anticipate that it will be necessary to replace or to refinance all or a portion of the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes prior to their respective maturities, although there can be no assurance on what terms, if any, we would be able to obtain such refinancing or additional financing. Our ability to make interest payments on the Revolving Credit Facility and the Senior Notes and principal and interest payments on the Term Loan will be dependent on maintaining the level of performance reflected in the last twelve months, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings.

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

Surveys assessing Year 2000 compliance were distributed to these key vendors and their responses have been compiled and reviewed. We have used the results of these surveys to aid our contingency planning.

CONTINGENCY PLANNING - We recognize the need for contingency planning in those areas where it is known, or is reasonably likely that an event or an uncertainty will create a Year 2000 system related failure with a significant negative impact on our business operations. Contingency planning has been completed for IT and non-IT systems, and for principal suppliers or service providers, and included among other actions, manual workarounds and staffing reassignments.

COSTS - We have spent approximately $500,000 to address our Year 2000 issues. This amount included all costs to upgrade Year 2000 deficient business information systems and infrastructure components, such as time and attendance applications and phone systems.

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

As of the date of this filing, we have not been affected by Year 2000 system related failures that have had a significant negative impact on our business operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  EXHIBITS

               Exhibit 27. Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               The Registrant was not required to file a Form 8-K during the quarter ended January 4, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       EARLE M. JORGENSEN COMPANY



                                       /s/ Maurice S. Nelson, Jr.
                                       --------------------------
Date: February 7, 2000                 Maurice S. Nelson, Jr.
                                       President, Chief Executive Officer

                                       /s/ William S. Johnson
                                       ----------------------
Date: February 7, 2000                 William S. Johnson
                                       Vice President, Chief Financial Officer
                                       and Secretary (Principal Financial and
                                       Accounting Officer)