Form 10-K405
period 2000-03-31
JORGENSEN EARLE M CO /DE/
filed 2000-06-28
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2000

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

Number of shares outstanding of the registrant's common stock, par value $.01 per share at May 31, 2000 - 128 shares

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

ITEM 1.  BUSINESS

         Earle M. Jorgensen Company, a Delaware corporation (the "Company" or "EMJ") is one of the largest distributors of metal products in the United States. The Company was formed on May 3, 1990, when Kelso & Companies Inc. ("Kelso") and its affiliates acquired control of and combined two leading metals distributors, EMJ (founded in 1921) and Kilsby-Roberts Holding Co. ("Kilsby") (successor to C.A. Roberts Company, founded in 1915). In connection with the combination of EMJ and Kilsby, the Company became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. ("Holding").

         EMJ carries over 30,000 different carbon, alloy, stainless and aluminum bar, tubing and pipe, and plate and sheet metal products, and provides value-added metals processing, such as cutting to length, burning, sawing, honing, shearing, grinding, polishing, and other similar services, to most of the metal products it sells. Our company conducts business through a network of 31 service centers, including two in Canada, four plate processing centers, one cutting center, and one tube honing facility that are supported by a national merchandising office and four regional credit offices.

         We sell our products and value-added processing services to over 40,000 customers engaged in a wide variety of industries including machinery manufacturing, transportation, fabricated metal products, aerospace, oil tools, construction, shipbuilding, plastics, chemicals, petrochemicals, farm equipment, food processing, energy and environmental control. We accommodate our customers' demands by offering a reliable source of metal products and related services and by providing timely delivery of product, generally within 24 hours from receipt of an order. When needed, we will also provide our customers metals processing expertise and inventory management services.

INDUSTRY OVERVIEW AND COMPETITION

         We believe that metals service centers provide valuable services that are needed by end users. Primary metals producers, which manufacture and sell large volumes of steel, aluminum and specialty metals in standard sizes and configurations, generally sell only to those large end users and metals service centers who do not require processing of the products and who can order in large quantities and tolerate relatively long lead times. Metals service centers, which sell products in smaller quantities and offer services ranging from pre-production processing in accordance with specific customer requirements to storage and distribution of unprocessed metal products, function as intermediaries between primary metals producers and end users.

         The current trend among primary metals producers is to focus on their core competency of high-volume production of a limited number of standardized metal products. This trend has been driven by the need to develop and improve efficient, volume-driven production techniques in order to remain competitive.

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

         There has been a trend toward consolidation in the industry in recognition of the advantages of larger companies. According to industry sources, the number of steel processors and metals service center companies in the U.S. has been reduced from approximately 7,000 in 1980 to approximately 3,400 in 1997. Some of our larger competitors are actively engaged in acquisition activities as part of their overall growth strategies.

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

OPERATING AND GROWTH STRATEGY

         During the past several years, we have realigned our operations and core competencies, and have improved our cost structure and profitability. This was accomplished through two restructuring programs implemented in fiscal 1996 and 1997, that included closing non-strategic domestic distribution centers, consolidating or discontinuing certain processing centers, selling unprofitable foreign operations, and reducing workforce. In addition, we wrote down or wrote off non-performing or impaired assets.

         In fiscal 1998, we commenced several reengineering initiatives to focus on improving customer service, process improvements and profitability. Such initiatives included: (i) implementing direct sales capabilities, (ii) enhancing sales of product and value-added services to new and existing customers utilizing management information systems that provide improved customer and market data, (iii) developing order management systems and redesigning warehouse configurations to reduce inventory handling expenses and to improve on-time delivery, (iv) developing logistics programs to reduce transportation and freight costs, and (v) redeploying human resources to value-added activities. Effective fiscal 1998, we also instituted a new management incentive compensation plan to provide bonuses to branch and corporate managers based on the achievement of certain branch operating and corporate financial objectives. See "Item 11. Executive Compensation - Management Incentive Compensation Plan".

         We believe that the restructuring programs and the reengineering initiatives have substantially reduced costs since their commencement and have resulted in, and will continue to contribute to, a downward trend in operating expense ratios. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

         Our primary business goal is to expand market share, increase services to customers and to improve operating profits and cash flows. Our growth and operating strategies consist of the following elements:

         SATELLITE OPERATIONS. We believe a key aspect to growth in our industry is having a physical presence in those markets requiring our service. Accordingly, we have formalized a growth strategy to target those geographic areas where we can justify opening a "satellite" location. These locations will be run as small service center operations stocking only those core commodities needed to support targeted industries and customers, with day to day activities managed by only local warehouse and delivery personnel, and marketed by outside salespeople. However, each satellite operation will be supported by inventory, inside salespeople and general management of a core district responsible for the satellite's results of operations. We opened our first satellite operation in Chattanooga, Tennessee during fiscal 2000 and will open several other locations during fiscal 2001.

         LEVERAGING CORE COMMODITIES. We have historically been a major purchaser and distributor of various "long" products, namely cold finished carbon and alloy bars, mechanical tubing, stainless bars and shapes, aluminum bars, shapes and tubes, and hot-rolled carbon and alloy bars. These specialty core commodity products allow us to realize higher gross margins when compared to gross margins from other commodity-like products, such as flat-rolled steel and other sheet products. Although the Company continues to sell steel and aluminum sheet products, it does so primarily in niche markets or as complementary products to important customers that are significant purchasers of other higher gross margin products.

         We believe we can significantly grow market share in our core commodities by refocusing our efforts on aggressive procurement and marketing strategies and inventory management. Leveraging our strength in core commodities will establish competitive advantages in all of our local markets as well as allow us to successfully compete for larger national programs with customers.

         FOCUS ON HIGHER GROSS MARGIN VALUE-ADDED PRODUCTS AND SERVICES. The Company seeks to maintain its gross margins and to expand its market share by
(i) making sales from inventory with value-added services as often as possible, since such sales generally generate higher gross margins, and (ii) providing inventory management and timely delivery services. We believe customers will continue to outsource certain processing activities, including those involving plate processing, cutting and honing operations. Accordingly, we will focus on increasing our efficiencies and capacities in these value-added operations and in aggressively marketing these services. In addition, we recognize the need by our customers to be assured of on-time delivery of high quality products and services. Accordingly, we will focus on developing the business systems that will allow us to offer customers "best in class" delivery service. We believe our focus on on-time delivery service will immediately and significantly differentiate us and our service capabilities from others in the industry who generally offer only "best efforts" and less reliable delivery service.

         REALIZE EFFICIENCIES FROM MANAGEMENT INFORMATION SYSTEM INVESTMENTS. The Company has made and will continue to make investments in its management information systems to improve customer service, optimize inventory levels, achieve greater operational efficiencies, and to assist management in identifying additional areas for operational improvement. Planned improvements in the Company's management information system include: (i) a customer relationship management system to further improve customer satisfaction and sales productivity, (ii) additional functionality of our electronic commerce capabilities for sales and supply chain activities (iii) continued implementation of warehouse management information systems, including activity-based costing and management systems, and (iv) other system improvements to improve productivity and efficiency.

         CONTINUE COST REDUCTIONS AND PRODUCTIVITY IMPROVEMENTS. The Company will continue to identify and implement initiatives to realize cost savings and to improve profitability and cash flows. The Company believes significant opportunities remain in the areas of delivery and inventory handling, procurement of goods and services and customer service. The Company seeks to increase asset and employee productivity and to further decrease unit costs through initiatives intended to increase volume, thereby taking advantage of economies of scale. We have already made significant progress in achieving these goals with development and implementation of radio frequency and bar-coding capabilities.

PRODUCTS AND SUPPLIERS

         As a company, we have designated certain carbon and alloy, aluminum, and stainless products as core product offerings under our bar, tubing and pipe, plate, and sheet product lines. Each of our service centers stock a broad range of shapes and sizes of each of these products (unless there is no market for the product line at a particular location) in an effort to be a market leader in all of the core product lines in its geographic area.

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

         The majority of our procurement activities are handled by a centralized merchandising office in our Schaumburg, Illinois facility where specialists in major product lines make inventory purchases. The Company concentrates on developing close working relationships with high-quality suppliers to ensure quality and timely delivery.

         The vast majority of our inventory purchases are made by purchase orders and we have no significant supply contracts with periods in excess of one year. We are not dependent on any single supplier for any product or for a significant portion of our purchases, and in fiscal year 2000 no single supplier represented more than 10% of our total purchases. We purchased less than 10% of our inventory requirements from foreign-based suppliers in fiscal 2000.

CUSTOMERS AND MARKETS

         Our company provides metal products and pre-production processing services to over 40,000 active customers throughout the U.S. and Canada that do business in a wide variety of industries, including machinery manufacturing, transportation, fabricated metal products, aerospace, oil tools, construction, shipbuilding, plastics, chemicals, petrochemicals, farm equipment, food processing, energy and environmental control. We are not dependent on any single customer or industry, and during fiscal 2000 no single customer accounted for more than three percent of our total revenues.

         The vast majority of our sales originate from individual purchase orders and are not subject to ongoing supply contracts; however, we sometimes enter into contracts to purchase and supply specific products over a period of a year or longer. Such contracts provide the customer with greater certainty as to timely delivery, price stability and continuity of supply, and sometimes satisfy particular processing or inventory management requirements. Such contracts have resulted in new customer relationships and increased sales volumes, but can have a slightly lower gross margin than our ordinary sales. We believe such contracts, in the aggregate, represented less than 15% of our total revenues in fiscal 2000.

         Seasonal fluctuations in our business generally occur in the summer months and in November and December, when many customers' plants are closed for vacations. Order backlog is not a significant factor, as orders are generally filled within 24 hours.

         During fiscal 2000, we processed approximately 7,700 sales transactions per business day generating an average revenue of approximately $487 per transaction. Approximately 89% of our total revenues in fiscal 2000 were from sales of stock inventory (generally our core product offerings). The balance of revenues represents special customer requirements that are met by arranging mill-direct sales and by making buy-outs from other distributors of inventory items we do not maintain as stock inventory. Such non-stock sales generally have lower gross margins than stock sales, but provide a valuable customer service.

         The following table sets forth a percentage breakdown of domestic revenues generated from sales of inventory maintained by the Company (referred to as "stock sales" ) by product group for the fiscal years ended March 31, 2000, 1999 and 1998.


                                                   Year Ended March 31,
                                                 -----------------------
                                                   2000    1999    1998
                                                 -----------------------
BARS:
Carbon and Alloy.................................  39.7%   39.1%   37.0%
Stainless........................................  10.5    10.4    12.2
Aluminum.........................................   7.2     5.9     6.2
                                                 ------- ------- -------
Total............................................  57.4    55.4    55.4



                                                 ------- ------- -------
TUBING AND PIPE:
Carbon and Alloy.................................  27.1    28.3    27.0
Stainless........................................   2.6     3.2     3.6
Aluminum.........................................   3.6     3.2     3.3
                                                 ------- ------- -------
Total............................................  33.3    34.7    33.9
                                                 ------- ------- -------
PLATE:
Carbon and Alloy.................................   4.7     5.5     5.5
Stainless........................................   1.3     1.1     1.5
Aluminum.........................................   2.5     2.3     2.4
                                                 ------- ------- -------
Total............................................   8.5     8.9     9.4
                                                 ------- ------- -------
SHEET:
Carbon and Alloy.................................   0.3     0.4     0.4
Stainless........................................   0.3     0.3     0.3
Aluminum.........................................   0.2     0.2     0.5
                                                 ------- ------- -------
Total............................................   0.8     0.9     1.2
                                                 ------- ------- -------
Other............................................   0.0     0.1     0.1
                                                 ------- ------- -------
                                                  100.0%  100.0%  100.0%
                                                 ======= ======= =======
Revenues from stock sales as a percentage of
 total revenues..................................  89.2%   88.0%   87.2%
                                                 ======= ======= =======


COMPETITIVE STRENGTHS

         We believe that the following factors contribute to our success in the metals distribution industry:

         MARKET POSITION. We are among the largest distributors of metal products in the U.S. and believe that our broad product offerings, with a specialization in higher margin bar and tubing (as compared to flat-rolled products), along with our value-added processing capabilities have enabled us to maintain our position among the market leaders and achieve gross margins that are among the highest for comparable publicly-traded metals distribution companies. Because of our significant purchasing volume and long-term relationships developed with numerous metals producers, we believe we can realize economies of scale and have access to a wide variety of metals and new product and service opportunities. Furthermore, we believe that our salesforce is among the most experienced in the industry.

         NETWORK OF STRATEGICALLY LOCATED FACILITIES. Our service centers and processing operations are strategically located, generally within one day's delivery time to almost all U.S. manufacturing centers, which thereby gives us the capability of increasing sales to national customers that currently buy metals from various suppliers in different locations. Through these facilities, we serve more than 40,000 customers, with no single customer accounting for more than three percent of our total revenues. Such diversification reduces our vulnerability to the financial or economic weakness of particular customers, industries or regions.



         SERVICE AND PRODUCT SELECTION. We specialize in higher gross margin bar and tubing products that are not commonly sold directly by steel and aluminum producers in small quantities. We serve the needs of our customers by carrying a broad range of shapes and sizes in core products in large quantities, which allows the Company to deliver orders to customers typically within 24 hours from receipt of an order. Each of our service centers strives to be a market leader in our core product lines in their geographic area. Our company benefits from an excellent reputation for quality and service built over its 79 years in operation and has received numerous quality and service awards from its customers. EMJ was among the first in the metals distribution industry to receive multi-site ISO 9002 certification and had the first metals service center to receive QS 9000 certification established by the automobile industry.

         MANAGEMENT INFORMATION SYSTEMS. We have invested and will continue to invest significant resources to upgrade or enhance our management information systems. Such information systems have been designed to be fully integrated with various application programs and can provide comprehensive databases and reporting capabilities to assist management in their efforts to assess business conditions, monitor results of operations, purchase more effectively, optimize inventory among different locations, allocate resources and improve customer service through better order and product reference data. We believe our information systems are among the best in our industry and provide a competitive advantage.

         EXPERIENCED MANAGEMENT WITH EQUITY OWNERSHIP. Executives and other members of our management group have substantial experience in the metals industry. In addition, our employees directly, and indirectly through the Jorgensen Employee Stock Ownership Plan (the "ESOP"), own in the aggregate approximately 29.2% (21.2% on a diluted basis) of the outstanding Holding Common Stock as of March 31, 2000.

         IMPROVED COST STRUCTURES. We believe that our efforts to realign operations and core competencies, which included the closure or sale of underperforming operations and assets and reductions in workforce, as well as other restructuring and reengineering initiatives we have undertaken in recent years have dramatically improved our cost structure and operating leverage. We believe such initiatives and their impact on cost structures have enabled our company to maintain historically high operating margins, greater than most of our competitors, even during periods of general weakness in the metals industry and specific weakness in key industries that we serve. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

MANAGEMENT INFORMATION SYSTEMS

         Our management information systems are designed to provide a competitive advantage in managing activities affecting vendors, products, customers and value-added services and to assist management in identifying additional areas for operational improvement. The systems enhance our ability to utilize electronic commerce in dealing with customers and suppliers, including the use of bar coding, document imaging and other tools that can result in greater efficiencies and increased productivity for all users. Planned improvements in our management information systems include (i) a customer relationship management system to further improve customer satisfaction and sales productivity, (ii) additional functionality of our electronic commerce capabilities for sales and supply chain activities, (iii) continued implementation of warehouse management information systems, including activity-based costing and management systems, and (iv) other system improvements to improve productivity and efficiency.

EMPLOYEES

         As of March 31, 2000, EMJ employed approximately 1,920 persons, of whom approximately 1,150 were employed in production or shipping, 420 were employed in sales and 350 served in executive, administrative or district office capacities. Three different unions represented approximately 720 of our employees from 15 locations. Our collective bargaining agreements expire on staggered dates between August 31, 2000 and March 31, 2004. In March 2000, we negotiated a new four-year agreement for the bargained employees in our Schaumburg, Illinois facility, thus ending a two-week strike. We are currently renegotiating several other agreements that have already expired and expect to have such agreements signed by September 2000. We believe we have a good overall relationship with our employees.

FOREIGN OPERATIONS

         We maintain two service centers in Canada operating through a wholly-owned subsidiary, Earle M. Jorgensen (Canada) Inc., a Canadian limited liability company. On September 8, 1997, we sold our operations in Mexico, and on January 29, 1998, we sold our operations in the United Kingdom as part of our 1997 restructuring plan. Refer to Note 4 to Consolidated Financial Statements for further information on the sale of foreign subsidiaries. For the fiscal years ended March 31, 2000, 1999 and 1998, revenues from our foreign operations totaled $38.6 million, $31.1 million and $53.6 million, respectively.

ENVIRONMENTAL MATTERS

         Our company is subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment and human health and safety, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination. As a result, we are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters.

         During fiscal years 2000, 1999 and 1998, expenditures made in connection with environmental matters totaled approximately $0.3 million, $2.8 million and $0.4 million, respectively, principally for settlement of claims, and monitoring, remediation and investigation activities at sites with contaminated soil and/or groundwater. As of March 31, 2000, we had accrued approximately $0.3 million for future monitoring, investigation and remediation expenditures that could be reasonably estimated for the following pending environmental matters.

         ALAMEDA STREET (LOS ANGELES). In February 1998, we were notified that our company had potential responsibility for the lead and copper soil contamination of an undeveloped parcel that is adjacent to its Alameda Street property. In March 2000, we completed an approved remediation plan and are awaiting a closure letter from the appropriate governmental agencies.

         FORGE (SEATTLE/KENT, WA). We indemnified the purchasers of our former Forge facility for remediation of certain conditions at the facility and at an off-site disposal site existing or subsequently determined to be existing at the date of sale. No such claims were made within the timetables allowed under the indemnification agreement. In November 1998, we paid $2.2 million to the current owner of the Forge property as a settlement for any and all remaining or future liabilities related to the remediation of the facility. We continue to monitor the disposal site for environmental conditions in accordance with a consent decree requiring such monitoring through 2001.

         UNION (NEW JERSEY). During fiscal 1994, we were notified by the current owner that our company has potential responsibility for the environmental contamination of this property formerly owned by a subsidiary and disposed of by such subsidiary prior to its acquisition by EMJ. The prior owner of such subsidiary has also been notified of its potential responsibility. On March 27, 1997, the current owner of the property informed us that it estimated the cost of investigation and cleanup of the property at $0.9 million and requested contribution to such costs from EMJ and the prior owner. We have contested responsibility and commented on the proposed cleanup plan and have not received any further demands or notifications. We do not have sufficient information to determine what potential liability EMJ has, if any.

         Although it is possible that new information or future developments could require our company to reassess its potential exposure relating to all pending environmental matters, we believe that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on our financial condition, results of operations or liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material. See Note 9 to Consolidated Financial Statements.

INTELLECTUAL PROPERTY AND LICENSES

         EMJ-Registered Trademark- is a registered trademark and service mark in the U.S. and in other countries where we do or expect to do business. We consider certain information owned by us to be trade secrets, and we take measures to protect the confidentiality and control the disclosure of such information. We believe that these safeguards adequately protect our proprietary rights. While we consider all of our intellectual property rights as a whole to be important, we do not consider any single right to be essential to our operations.


ITEM 2.  PROPERTIES

         Our service centers and value-added processing operations conduct business at various locations throughout North America. The Company's facilities are in good condition and are equipped to provide efficient processing of customer orders. The Company's facilities generally are capable of being utilized at higher capacities, if necessary. Most leased facilities have initial terms of more than one year and include renewal options. While some of the leases expire in the near term, the Company does not believe that it will have difficulty renewing such leases or finding alternative sites.

         Set forth below is a table summarizing certain information with respect to the Company's facilities.


COUNTRY/CITY/STATE                   OWNED/                 SIZE
                                     LEASED                (SQ. FT.)
UNITED STATES:
 Phoenix, Arizona................. Owned                    72,200
 Little Rock, Arkansas............ Leased                   28,800
 Hayward, California.............. Leased                   86,000
 Los Angeles, California.......... Owned                   506,100
 Los Angeles, California.......... Leased                   83,600
 Denver, Colorado................. Leased                   78,800
 Schaumburg, Illinois............. Owned                   554,000
 Plainfield, Indiana.............. Owned                   142,700
 Eldridge, Iowa................... Leased                   91,600
 Boston, Massachusetts............ Owned                    64,200
 Roseville, Michigan (a).......... Leased                   28,740
 Minneapolis, Minnesota........... Owned                   160,000
 Kansas City, Missouri............ Leased                  120,400
 St. Louis, Missouri.............. Leased                  106,700
 Brighton, New York (a)........... Leased                   31,500
 Charlotte, North Carolina........ Owned                   178,200
 Cincinnati, Ohio................. Leased                  137,000
 Cleveland, Ohio.................. Owned                   199,600
 Cleveland, Ohio.................. Owned                   134,500
 Tulsa, Oklahoma.................. Owned                   106,500
 Tulsa, Oklahoma.................. Owned                   137,900
 Portland, Oregon................. Leased                   31,300
 Philadelphia, Pennsylvania....... Leased                  234,800
 York, Pennsylvania (a)........... Leased                   28,800
 Chattanooga, Tennessee (a)....... Leased                   27,000
 Memphis, Tennessee............... Leased                   56,500
 Dallas, Texas.................... Owned                   132,200
 Houston, Texas................... Owned                   276,000
 Salt Lake City, Utah (a)......... Leased                   25,400
 Kent, Washington................. Leased                   83,700
CANADA:
 Toronto, Ontario (b)............. Leased                   38,600
 Montreal, Quebec................. Leased                   57,000
OTHER PROPERTIES:
 Brea, California (headquarters)...Leased                   38,300


----------------
(a) These locations are considered satellite operations.
(b) Plans have been approved to relocate the Toronto operations to a new and larger leased facility during fiscal 2001.

ITEM 3.  LEGAL PROCEEDINGS

         We are occasionally involved in ordinary, routine litigation incidental to their normal course of business, none of which we believe to be material to our financial condition or results of operations. We maintain various liability insurance coverages to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations. See also "Item 1. Business -- Environmental Matters".


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY

         We have 128 shares of common stock par value $.01 per share outstanding, all of which are owned by Holding. For each of fiscal years ended March 31, 2000, 1999 and 1998, we paid cash dividends totaling $13,372,000, $17,701,000 and $11,469,000, respectively, to Holding in connection with the repurchase of its capital stock from employees of EMJ whose employment had terminated, as required by the terms of Holding's Stockholders Agreement and the ESOP. In addition, in fiscal 1998, we paid cash dividends of $45,419,000 to Holding in connection with the series of refinancing transactions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Refinancing Transactions".

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


                                                                          YEAR ENDED MARCH 31,
                                         -------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
                                              2000             1999              1998             1997              1996
                                         ---------------   --------------   ---------------   --------------    --------------
STATEMENT OF OPERATIONS DATA:
   Revenues                                  $ 938,252         $915,811        $1,050,005      $1,023,565        $1,025,659
   Gross profit                                275,449          265,960           294,624         280,739           261,021
   Operating expenses exclusive of
     restructuring and other non-
     recurring charges                         208,058          198,751           225,019         245,826           245,619
   Restructuring and other non-
     recurring charges                             ---              ---             2,838          20,088            12,776
   Income from operations                       67,391           67,209            66,767          14,825             2,626
   Net interest expense                         41,595           41,181            41,059          40,880            40,874
   Extraordinary loss (1)                          ---              ---             9,075             ---               ---
   Net income (loss)                            23,987           24,493            15,760         (26,556)          (29,311)



                                                                          YEAR ENDED MARCH 31,
                                         -------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
                                              2000             1999              1998             1997              1996
                                         ---------------   --------------   ---------------   --------------    --------------
BALANCE SHEET DATA:
   Working capital                           $ 165,148        $ 156,691         $ 157,784       $ 170,988          $166,587
   Net property, plant & equipment              95,041          102,776           106,643         120,050           134,259
   Total assets                                464,374          426,867           443,821         454,882           484,911
   Long-term debt (including current
      portion)                                 285,547          296,506           312,234         291,286           279,952
   Stockholder's equity                       (14,365)          (28,020)         (36,919)           1,927            25,141

OTHER SUPPLEMENTAL DATA:
   Depreciation and amortization (2)          $  9,951         $  9,175           $ 9,475        $ 10,620          $ 12,022
   Non-cash ESOP expense (3)                     2,638            2,994             2,788           3,102             3,401
   Net cash interest expense (4)                43,649           40,689            39,993          37,747            37,310
   Capital expenditures                          9,525            8,957             7,264           4,449            16,658
   Ratio of earnings to fixed charges (5)         1.54             1.55              1.54             ---               ---
   Dividends paid (6)                           13,372           17,701            56,888           5,552            22,289


---------------

(1) The extraordinary loss of $9,075 includes the write-off of deferred financing costs and payments of call premiums and other expenses in connection with early retirement of debt. See Note 6 to Consolidated Financial Statements.

(2) Depreciation and amortization excludes amortization of debt issue costs aggregating $1,482, $1,481, $1,757, $2,144 and $2,114 for the years ended March 31, 2000, 1999, 1998, 1997 and 1996, respectively, and debt issue costs of $550 written off in connection with an amendment to the Company's revolving loan agreement in fiscal 1996, reflected in the Company's consolidated statements of operations as interest expense.

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

(5) In computing the ratio of earnings to fixed charges, "earnings" represents pre-tax income (loss) plus fixed charges except capitalized interest, if any. "Fixed charges" represents interest whether expended or capitalized, debt cost amortization, and 33% of rent expense, which is representative of the interest factor. Earnings were sufficient to cover fixed charges for the fiscal years ended March 31, 2000, 1999 and 1998. Earnings were insufficient to cover fixed charges for the fiscal years ended March 31, 1997 and 1996 by $26,055 and $38,248, respectively.

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




GENERAL

         The Company was formed in May 1990 when Kelso and its affiliates acquired control of and combined two leading metals distributors, EMJ (founded in 1921) and Kilsby-Roberts Holding Co. (founded in 1915). Through our network of 37 service centers and value-added processing operations strategically located throughout North America, we distribute a broad line of bar, tubing and pipe, and plate and sheet metal products to over 40,000 customers.

         During the past several years, our company has undergone substantial changes. In fiscal 1996 and 1997, we implemented two restructuring programs designed to realign our operations and core competencies and to improve operating earnings and cash flows, which included selling two foreign subsidiaries, closing four domestic distribution centers, discontinuing a flat-rolled processing center, consolidating two honing operations, and reducing workforce. In addition, fiscal 1997 included a write-off of certain costs related to our management information and reporting system.

         In fiscal 1998, we commenced several reengineering initiatives to focus on improving customer service, process improvements and profitability. Such initiatives included: (i) implementing direct sales capabilities, (ii) enhancing sales of product and value-added services to new and existing customers utilizing management information systems that provide improved customer and market data, (iii) developing order management systems and redesigning warehouse configurations to reduce inventory handling expenses and to improve on-time delivery, (iv) developing logistics programs to reduce transportation and freight costs, and (v) eliminating non value-added activities.

         We also addressed operational efficiencies and improvements in customer service by: (i) providing incentives for our service center managers and salespersons based on branch operating achievements and corporate financial objectives, and (ii) repositioning faster moving inventory from facilities designated as depots to those service centers requiring such inventory.

         We believe that the restructuring programs and the reengineering initiatives have substantially reduced costs since their commencement and have resulted in, and will continue to contribute to, a downward trend in operating expense ratios. Our income from operations before restructuring and other non-recurring charges was $67.4 million in fiscal 2000, $67.2 million in fiscal 1999 and $69.6 million in fiscal 1998. The number of employees decreased from approximately 2,600 on December 31, 1996 to approximately 1,920 on March 31, 2000, including the elimination of a number of corporate managerial positions.

         The metals service center industry has been historically cyclical (with periods of strong demand and higher prices followed by periods of weaker demand and lower prices), principally due to the nature of the industries in which the largest consumers of metals operate. We believe our results have been less sensitive to economic trends than some of our competitors due to our customer base, product mix and the variety of industries served.

REFINANCING TRANSACTIONS

         On March 24, 1998, we refinanced our indebtedness by: (i) consummating the issuance and sale (the "Offering") of $105.0 million in aggregate principal amount of 9 1/2% Senior Notes due 2005 (the "9 1/2% Senior Notes"), (ii) replacing our existing revolving credit facility with an amended and restated revolving credit facility (prior to and after such amendment and restatement, the "Revolving Credit Facility"), and (iii) borrowing $100.0 million in aggregate principal amount under a variable rate term loan (the "Term Loan"). The net proceeds of the Offering, the Term Loan and the Revolving Credit Facility were used to (i) redeem $155.0 million in aggregate principal amount of outstanding 10 3/4% Senior Notes (the "10 3/4% Notes" and together with the 9 1/2% Senior Notes, the "Senior Notes") together with premium and accrued interest thereon to the date of redemption, (ii) prepay approximately $5.1 million in aggregate principal amount of purchase money indebtedness, including premium and accrued interest thereon, and (iii) pay a dividend to Holding in the amount of approximately $45.4 million used by Holding to (x) redeem $40.0 million in principal amount of its senior indebtedness (the "Holding Notes"), and (y) pay approximately $5.4 million of interest accrued as of March 24, 1998 on the Holding Notes (collectively, the "Holding Prepayment"). The Holding Notes are owned by an affiliate of Kelso.

         The Offering, borrowings under the Term Loan, the refinancing of the Revolving Credit Facility and the Holding Prepayment are referred to collectively as the "Refinancing Transactions." See Note 6 to Consolidated Financial Statements.

STATEMENT OF OPERATIONS INFORMATION

         The following table sets forth certain consolidated statement of operations data for the Company. The historical consolidated financial data for the fiscal years ended March 31, 2000, 1999 and 1998 are derived from the historical consolidated financial statements included elsewhere herein.


                                              Year Ended March 31,
                               ----------------------------------------------------
                               2000      %        1999       %        1998        %
                               ----      -        ----       -        ----        -
                                           (dollars in thousands)
STATEMENT OF OPERATIONS
DATA:
Revenues.................... $938,252  100.0%    $915,811  100.0%  $1,050,005  100.0%
Gross profit................  275,449   29.4      265,960   29.0      294,624   28.1
Operating expenses
 exclusive of restructuring
 and other non-recurring
 expenses...................  208,058   22.2      198,751   21.7      225,019   21.4
  Warehouse and
  delivery expenses.........  123,566   13.2      120,687   13.2      128,495   12.2
  Selling expenses..........   34,147    3.6       33,918    3.7       37,147    3.5
  General and administrative
  expenses..................   50,345    5.4       44,146    4.8       59,377    5.7
Income from operations......   67,391    7.2       67,209    7.3       66,767    6.4
Net interest expense........   41,595    4.4       41,181    4.5       41,059    3.9
Extraordinary loss..........     ---                 ---                9,075    0.9
Net income..................   23,987    2.6       24,493    2.7       15,760    1.5


RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

         REVENUES. Revenues for fiscal 2000 increased 2.5% to $938.3 million, compared to $915.8 million in fiscal 1999. Revenues from our domestic operations increased 1.7% to $899.7 million in fiscal 2000, compared to $884.7 million in fiscal 1999 and reflect a 10% increase in tonnage shipped offset by an 8% reduction in average selling prices (material costs declined 7%) when compared to fiscal 1999 levels. Our domestic operations continued to be impacted by weaker demand in certain core products and in key industries that we serve, particularly agricultural equipment and aerospace, caused in part by global economic conditions arising in connection with the Asian crisis in 1998. Revenues from our international operations increased 24.1% to $38.6 million compared to $31.1 million in fiscal 1999 as the result of strong local economic conditions.

         GROSS PROFIT. Gross profit increased 3.6% to $275.5 million in fiscal 2000, compared to $266.0 million in fiscal 1999. Gross margin improved to 29.4% when compared to 29.0% in fiscal 1999. Fiscal 2000 included a LIFO credit of $9.0 million compared to a corresponding LIFO credit of $2.9 million in fiscal 1999. Gross profit and gross margin from foreign operations was $8.7 million and 22.5% in fiscal 2000, compared to $6.8 million and 22.0% in fiscal 1999. Exclusive of foreign operations and LIFO, gross margin was 28.6% in fiscal 2000, compared to 29.0% in fiscal 1999.

         EXPENSES. Total operating expenses in fiscal 2000 were $208.1 million compared to $198.8 million in fiscal 1999. As a percent of revenues, total operating expenses were 22.2% in fiscal 2000 and 21.7% in fiscal 1999.

         Warehouse and delivery expenses increased $2.9 million (2.4%) to $123.6 million in fiscal 2000, compared to $120.7 million in fiscal 1999. As a percent of revenues, warehouse and delivery expenses were 13.2% in fiscal 2000, unchanged from fiscal 1999. The increase in these expenses was attributable to higher compensation, lease, depreciation and other production expenses caused by the increase in tonnage shipped and from added capacity and services. In addition, fiscal 2000 included approximately $1.0 million of expenses incurred as the result of a two-week strike impacting our Schaumburg, Illinois facility in March 2000.

         Selling, general and administrative expenses increased $6.4 million (8.2%) to $84.5 million in fiscal 2000 compared to $78.1 million in fiscal 1999. Selling expenses increased $0.3 million (0.9%) to $34.2 million in fiscal 2000, compared to $33.9 million in fiscal 1999, and decreased as a percent of revenues to 3.6% from 3.7% in fiscal 1999. General and administrative expenses, excluding gains or losses from the sale of fixed assets, increased $1.4 million (3.0%) to $48.0 million in fiscal 2000, compared to $46.6 million in fiscal 1999. As a percentage of revenues, these expenses were 5.1% in fiscal years 2000 and 1999. The increase in general and administrative expenses was primarily due to increased incentive compensation, lower income earned on life insurance redemptions, higher provisions for bad debt, and higher expenses related to outsourced logistics services, partially offset by higher income recognized from growth in cash surrender value of life insurance policies. Losses from sale of fixed assets, including our Hawaiian operations, totaled $2.3 million in fiscal 2000, compared to gains of $2.4 million in fiscal 1999.

         NET INTEREST EXPENSE. Net interest expense was $41.6 million in fiscal 2000 and $41.2 million in fiscal 1999. Such amounts include interest on the Revolving Credit Facility, Senior Notes, Term Loan, and borrowings against the cash surrender value of certain life insurance policies and the amortization of debt issue costs ($1.5 million in fiscal 2000 and in fiscal 1999).

         During fiscal 2000 the average outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) was $313.5 million versus $331.7 million in fiscal 1999. The weighted-average interest rate on such indebtedness during fiscal 2000 was 8.54% versus 8.61% in fiscal 1999. The average borrowings under the Revolving Credit Facility decreased to $98.1 million from $114.7 million in fiscal 1999, and the average interest rate decreased to 7.42% in fiscal 2000 from 7.43% in fiscal 1999.

         The outstanding borrowings against the cash surrender value of life insurance policies were $116.5 million at March 31, 2000 and $101.7 million at March 31, 1999, and the total interest expense on such borrowings increased to $12.6 million in fiscal 2000 compared to $10.9 million in fiscal 1999. Such increases resulted from net borrowings of $14.8 million against the increased cash surrender value of life insurance policies in November 1999 to pay annual premiums on such policies and to pay interest on previous borrowings (see "---Liquidity and Capital Resources"). As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income earned under the policies was $14.0 million in fiscal 2000, $10.9 million in fiscal 1999 and $10.3 million in fiscal 1998 and is reported as an offset to general and administrative expenses in the consolidated statements of operations.

         The interest rates on the Senior Notes and on the life insurance policy borrowings are fixed at 9.50% and 11.76%, respectively. The interest rates on the Revolving Credit Facility and the Term Loan are floating rates (7.82% and 9.44%, respectively, as of March 31, 2000). Pursuant to an interest rate swap agreement we entered with Bankers Trust Company in June 1998, the interest rate on the Term Loan was fixed at approximately 9.05% through June 2003 (the "Fixed Rate"). Such agreement requires Bankers Trust Company to make payments to our company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the sum of the three month London Interbank Offered Rate plus 3.25% ("Floating LIBOR") and the Fixed Rate, if the Floating LIBOR is greater than the Fixed Rate, on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, we are required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. During fiscal 2000, we paid Bankers Trust Company $0.4 million and Bankers Trust Company paid us $0.1 million of interest as calculated under the provisions described above. Since inception of the interest rate swap agreement, we have paid Bankers Trust Company a net amount of $0.5 million through March 31, 2000.










RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

         REVENUES. Revenues for fiscal 1999 decreased 12.8% to $915.8 million, compared to $1,050.0 million in fiscal 1998. Revenues from our domestic operations for fiscal 1999 decreased 11.2% to $884.7 million, compared to $996.4 million in fiscal 1998. In general, fiscal 1999 revenues were adversely impacted by weakened product demand in significant industries that we serve, including agricultural equipment, oil services and aerospace, each suffering from global economic uncertainty caused in part by the Asian crisis, and by general decreases in metal commodity prices. Overall, fiscal 1999 revenues were primarily impacted by a 7% decrease in tonnage shipped and a 5% reduction in average selling price (material costs declined 3%) when compared to fiscal 1998. Revenues from our international operations decreased 42.0% to $31.1 million compared to $53.6 million in fiscal 1998 due to the sale of the U.K. and Mexican subsidiaries in fiscal 1998 (see Note 4 to Consolidated Financial Statements).

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

         EXPENSES. Total operating expenses in fiscal 1999 were $198.8 million compared to $227.9 million in fiscal 1998. As a percent of revenues, total operating expenses were 21.7% in fiscal 1999 and fiscal 1998. Fiscal 1998 included a restructuring charge of $2.8 million representing the loss on sale of the U.K. and Mexican operations (see Note 4 to Consolidated Financial Statements). Excluding such charges, operating expenses in fiscal 1998 would have been $225.1 million, or 21.4% of revenues.

         Warehouse and delivery expenses decreased $7.8 million (6.1%) to $120.7 million in fiscal 1999 compared to $128.5 million in fiscal 1998. As a percent of revenues, warehouse and delivery expenses were 13.2% in 1999 and 12.2% in fiscal 1998. The decrease in expenses was primarily due to a 6% reduction in compensation and related expenses resulting from a reduction in the number of employees caused in part by our reengineering and restructuring efforts, including the sale of the Mexican and U.K. subsidiaries in fiscal 1998, and a reduction in freight expenses attributable to the decrease in tonnage volume shipped.

         Selling, general and administrative expenses decreased $18.4 million (19.1%) to $78.1 million in fiscal 1999 compared to $96.5 million in fiscal 1998. In fiscal 1999, selling expenses decreased $3.2 million (8.6%) to $33.9 million, compared to $37.1 million in fiscal 1998, and increased as a percent of revenues to 3.7% from 3.5% in fiscal 1998. General and administrative expenses decreased by $15.2 million (25.6%) to $44.2 million in fiscal 1999 compared to $59.4 million in fiscal 1998, and to 4.8% of revenues from 5.7% in fiscal 1998. The decreases in selling expenses and general and administrative expenses were primarily due to a 10% and 13% reduction, respectively, in compensation and related expenses resulting primarily from lower sales and lower incentive payments and a reduction in headcount caused in part by our reengineering and restructuring efforts, including the sale of the Mexican and U.K. subsidiaries in fiscal 1998. General and administrative expenses in fiscal 1999 were also impacted by lower expenses for professional services including consulting charges incurred in connection with the reengineering projects implemented in fiscal 1998, higher income recognized from life insurance proceeds and growth in cash surrender value of life insurance policies, offset by lower income realized on cash discounts taken on vendor payments.

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





         During fiscal 1999 the average outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) was $331.7 million versus $303.9 million in fiscal 1998. The weighted-average interest rate on such indebtedness during fiscal 1999 was 8.61% versus 9.68% in fiscal 1998. The changes in the average outstanding indebtedness and the average interest rate was attributable to the borrowings under our Revolving Credit Facility and the impact of the Refinancing Transactions consummated in March 1998 (see also "---Liquidity and Capital Resources"). The average borrowings under the Revolving Credit Facility decreased to $114.7 million from $127.3 million in fiscal 1998, and the average interest rate decreased to 7.43% in fiscal 1999 from 8.65% in fiscal 1998.

         The outstanding borrowings against the cash surrender value of life insurance policies were $101.7 million at March 31, 1999 and $88.9 million at March 31, 1998, and the total interest expense on such borrowings increased to $10.9 million in fiscal 1999 compared to $9.4 million in fiscal 1998. Such increases resulted from net borrowings of $12.8 million against the increased cash surrender value of life insurance policies in November 1998 to pay annual premiums on such policies and to pay interest on previous borrowings (see "---Liquidity and Capital Resources"). As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income earned under the policies was $10.9 million in fiscal 1999, $10.3 million in fiscal 1998 and $7.8 million in fiscal 1997 and is reported as an offset to general and administrative expenses in the consolidated statements of operations.

         The interest rates on the Senior Notes and on the life insurance policy borrowings are fixed at 9.50% and 11.76%, respectively. The interest rates on the Revolving Credit Facility and the Term Loan are floating rates (6.69% and 8.22%, respectively, as of March 31, 1999). In June 1998, we entered into an interest rate swap agreement with Bankers Trust Company that effectively fixed the interest rate on the Term Loans at approximately 9.05% through June 2003 (the "Fixed Rate"). Such agreement requires Bankers Trust Company to make payments our company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the sum of the three month London Interbank Offered Rate plus 3.25% ("Floating LIBOR") and the Fixed Rate, if the Floating LIBOR is greater than the Fixed Rate, on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, we are required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. During fiscal 1999, we paid Bankers Trust Company $0.2 million of interest as calculated under the provisions described above.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased to $165.1 million at March 31, 2000 when compared to $156.7 million at March 31, 1999. Primary sources of cash in fiscal 2000 consisted of: (i) funds provided by operations, $33.1 million; and (ii) proceeds from the sale of fixed assets, including our Hawaiian operations, $6.6 million. Primary uses of cash in fiscal 2000 consisted of: (i) dividends to Holding, $13.4 million; (ii) payments under revolving loan agreements, $9.7 million,; and (iii) capital expenditures, $9.5 million.

         Cash generated from operating activities was $33.1 million (3.5% of revenues) in fiscal 2000 compared to $36.0 million (3.9% of revenues) in fiscal 1999 and $36.6 million (3.5% of revenues) in fiscal 1998.

         During fiscal 2000, we redeemed $13.4 million of our capital stock from retiring and terminated employees, as required by the terms of our ESOP and by Holding's Stockholders' Agreement. The amount of redemptions in fiscal 2000 was higher than usual due to payments to a former executive officer with relatively large stock holdings. We expect that such redemptions for fiscal 2001 will be lower than those paid in fiscal 2000, although the amount or timing of such expenditures is not within our control and there can be no assurance in this regard.

         Capital expenditures were $9.5 million in fiscal 2000, $9.0 million in fiscal 1999 and $7.3 million in fiscal 1998. Capital expenditures in fiscal 2000 were primarily for routine replacement of machinery and equipment, facility improvements and expansions, and the purchase of computer hardware and software. For fiscal 2001, we have planned approximately $11.9 million of capital expenditures to be financed from internally generated funds. Approximately $9.0 million is for routine replacement of machinery and equipment and facility improvements and expansions, and $2.9 million is for further additions and enhancements to our management information systems.


         Ongoing debt service obligations primarily consist of interest payments under our Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the 9 1/2% Senior Notes and principal and interest payments on industrial revenue bonds. As of March 31, 2000, annual principal payments required by our outstanding industrial revenue bonds indebtedness amount to $1.4 million in fiscal years 2001 through 2004, $2.1 in fiscal year 2005 and $4.1 million in the aggregate thereafter through 2011. We will not be required to make any principal payments in respect of the 9 1/2% Senior Notes until 2005. The Revolving Credit Facility will mature in 2003 and the Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. The Revolving Credit Facility, the Term Loan and 9 1/2% Senior Notes have covenants in respect of maintenance of minimum working capital and a fixed charge coverage ratio; and although compliance with such covenants in the future is largely dependent on the future performance of our company and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

         As of March 31, 2000, our primary sources of liquidity were available borrowings of approximately $120.2 million under the Revolving Credit Facility, available borrowings of approximately $6.4 million against certain life insurance policies and internally generated funds. Borrowings under the Revolving Credit Facility are secured by our domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of such accounts receivable and inventory. The Term Loan is secured by a first priority lien on a substantial portion of our current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse. The interest rate on the life insurance policy loans is 0.5% greater than the dividend income rate on the policies. As of March 31, 2000, there was approximately $22.9 million of cash surrender value in all life insurance policies maintained, net of borrowings. In addition, our Canadian subsidiary has available its own credit facilities of up to CND$11.75 million, including a revolving credit facility of CND$6.0 million, a financial credit facility of CND$5.0 million, to be used for hedging foreign currency and rate fluctuations, and a special credit facility of CND$0.75 million for letters of guarantee in connection with a lease for a newly constructed facility in Toronto. As of March 31, 2000, CND$296,000 (USD$204,000) was outstanding under the revolving credit facility and the letter of guarantee for CND$0.75 million was issued.

         For fiscal 2000, EBITDA totaled $71.4 million (7.6% of revenues), compared to $77.8 million (8.5% of revenues) in fiscal 1999. EBITDA, which represents income from operations before net interest expense, taxes, depreciation, amortization, LIFO adjustments, and certain other non-cash expenses, including ESOP and post-retirement accruals, is provided as an important measure of our ability to service debt. However, EBITDA should not be considered in isolation or as a substitute for consolidated results of operations and cash flows data presented in the accompanying consolidated financial statements.

         We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes prior to their maturities in 2003, 2004 and 2005, respectively; however, we anticipate that it will be necessary to replace or to refinance all or a portion of the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes prior to their respective maturities, although there can be no assurance on what terms, if any, our company would be able to obtain such refinancing or additional financing. Our ability to make interest payments on the Revolving Credit Facility and the 9 1/2% Senior Notes and principal and interest payments on the Term Loan will be dependent on maintaining the level of performance reflected in the fiscal 2000 results, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings. Our earnings were sufficient to cover fixed charges for fiscal years 2000, 1999 and 1998.

ENVIRONMENTAL CONTINGENCIES

         There is currently remediation and/or investigation activities at several former facilities where soil and/or groundwater contamination is present. As of March 31, 2000, we have established reserves totaling $0.3 million to cover those future environmental costs that are known or can be reasonably estimated. See Note 9 to Consolidated Financial Statements included elsewhere herein for a more detailed discussion of specific environmental contingencies.

         Our service centers are subject to many federal, state and local requirements relating to the protection of the environment, including hazardous waste disposal and underground storage tank regulations. We believe that we are in material compliance with all applicable environmental laws and that our products and processes do not present any unusual environmental concerns. We do not anticipate any material expenditures or material recurring costs in the near future in connection with pollution control.

         Some of our properties owned or leased are located in industrial areas with histories of heavy industrial use. Although the location of these properties may require us to incur expenditures and to establish environmental liabilities for costs that arise from causes other than our operations, we do not expect that any such liabilities will have a material adverse impact on our results of operations, financial condition or liquidity. We do not carry environmental insurance coverage.

         Our operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder, which, among other requirements, establish noise, dust and safety standards. We believe that we are in material compliance with applicable laws and regulations and do not anticipate that future compliance with such laws and regulations will have a material adverse effect on the results of operations or financial condition of our company.

         Although it is possible that new information or future developments could require us to reassess our potential exposure relating to all pending environmental matters, we believe that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on our financial condition, results of operations or liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material. See "Item 1. Business--Environmental Matters".

FOREIGN EXCHANGE EXPOSURE

         The functional currency for our foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, whereas adjustments resulting from the translation of financial statements are included in accumulated other comprehensive income (loss) within stockholder's equity. We do not expect to hedge our exposure to foreign currency fluctuations in the foreseeable future. Net foreign currency transaction gains or losses have not been material in any of the years presented.

YEAR 2000 COMPLIANCE

         During fiscal 2000, we completed a Year 2000 compliance initiative designed to identify, assess, remediate, test, implement, and plan for contingencies related to Year 2000 issues. Our Year 2000 compliance initiative covered risk assessment, remediation and contingency planning for our internal IT and non-IT systems, and for those parties with whom we have a material business relationship. We determined that our "reasonable likely worst case scenario" would have involved a partial failure in one or more of our systems, or systems maintained by principal suppliers, service providers or other parties with whom we have a material business relationship, which would require particular transactions or processes to be handled manually, thereby causing delays and resulting in additional costs being incurred until the problem is corrected. Furthermore, the price of metal products purchased by us may have increased if primary suppliers could not provide product and we were forced to purchase from alternative sources. In addition, interruptions in telecommunications, energy and transportation services could also have had an adverse impact on our results of operations or financial position.

         As of the date of this filing, we have not been affected by Year 2000 related failures that have had a significant negative impact on our business operations.

         As of March 31, 2000, we have spent approximately $500,000 to address our Year 2000 issues. This amount included all costs to upgrade Year 2000 deficient business information systems and infrastructure components, such as time and attendance applications and phone systems.

INFLATION

         The Company's operations have not been, nor are they expected to be, materially affected by inflation.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates, foreign currency exchange rates and commodity prices is not considered material based on the nature and extent of its financial instruments, foreign operations and related activities and normal business cycles. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations -- Year Ended March 31, 2000 Compared to Year Ended March 31, 1999".


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age (at March 31, 2000), principal occupation and business experience during the last five years of each of the directors and executive officers of the Company and Holding. The directors and executive officers of the Company and Holding are identical. The executive officers serve at the pleasure of the Board of Directors of the Company and Holding, respectively.

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

         Prior to January 1, 1998, non-officer directors, other than Messrs. Schuchert and Nickell, were paid an annual retainer of $25,000 plus $1,000 for each board meeting attended. Effective January 1, 1998, January 1, 1999 and January 1, 2000, each of such non-officer directors was granted options to purchase 10,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant. Such options will vest in four equal increments at the end of each calendar quarter. Effective April 1, 1997, April 1, 1998, April 1, 1999 and April 1, 2000, in consideration for his service as a director, Chairman of the Executive Committee and Chairman of the Board, Mr. Roderick was granted options to purchase 20,000 shares of Holding Common Stock, in each case at their fair market value as established by the most recent appraisal available at the date of the grant. Such options are fully vested. The Company expects to continue the practice of paying director's fees with grants of stock options.

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


          NAME                        AGE                    POSITION
          David M. Roderick           76     Chairman of the Board and Chairman of the
                                                Executive Committee and Director

          Maurice S. Nelson, Jr.      62     President, Chief Executive Officer and Chief Operating Officer,
                                                Director and Member of the Executive Committee

          William S. Johnson          42     Vice President and Chief Financial Officer
                                                (Principal Financial and Accounting Officer) and Secretary

          Frank D. Travetto           47     Vice President Merchandising

          Kenneth L. Henry            53     Vice President Chicago Region

          James D. Hoffman            41     Vice President Eastern Region

          R. Neil McCaffery           50     Vice President Western Region

          Mark R. McWhirter           40     Vice President and Chief Information Officer

          Joseph S. Schuchert         71     Director

          William A. Marquard         80     Director and Chairman of the Audit Committee

          Frank T. Nickell            52     Director and Member of the Executive Committee and the
                                                Audit Committee

          John Rutledge               51     Director and Member of the Audit Committee

          G. Robert Durham            71     Director and Member of the Audit Committee


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

         WILLIAM S. JOHNSON. Mr. Johnson has been the Company's Vice President and Chief Financial Officer and Secretary since January 1999. Before that, Mr. Johnson was the Company's Controller since February 1995 and was the Company's Assistant Controller since February 1994. Prior to that, Mr. Johnson was the Corporate Finance Manager for Severin Montres, Ltd. since 1991. Severin Montres, Ltd., owned by Gucci Group N.V., is the manufacturer and distributor of Gucci watches.

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

         FRANK T. NICKELL. Mr. Nickell has served as director of the Company and Holding since August 1993. He has been President and a director of Kelso & Companies, Inc. since March 1989 and Chief Executive Officer of Kelso & Companies, Inc. since September 1997. Kelso & Companies, Inc. is the general partner of Kelso, a Delaware limited partnership. Before the formation of Kelso & Companies, Inc., from 1984 to 1989, Mr. Nickell was a general partner of Kelso. He is also a director of Peebles Inc., The Bear Stearns Companies and BlackRock, Inc.

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

         G. ROBERT DURHAM. Mr. Durham has been a director of the Company and Holding since January 1999. Mr. Durham retired from Walters Industries, Inc. in May 1996, after serving as chairman and chief executive officer since October 1995, and president and chief executive officer from June 1991. Mr. Durham also serves as a director of The FINOVA Group Inc., Amphenol Corporation and The MONY Group Inc.

STOCKHOLDERS' AGREEMENT

         The Company's By-laws provide for one to ten directors. The Board of Directors of the Company currently consists of seven directors. Certain of Holding's shareholders have agreed, pursuant to the Stockholders' Agreement, dated as of September 14, 1990, as amended (the "Stockholders' Agreement"), that two directors shall be designated by the Management Stockholders (as defined in the Stockholders' Agreement), so long as they are reasonably acceptable to Kelso, and that at least five directors shall be designated by Kelso. Mr. Nelson has been designated by the Management Stockholders and the remaining directors were designated by Kelso. The holders of Series A Preferred Stock of Holding are entitled to designate one director pursuant to the terms of the Series A Preferred Stock and they have designated Mr. Durham. The Stockholders' Agreement also provides that in the event of termination of employment, under certain circumstances, each Management Stockholder is entitled to sell, and Holding can require such a Management Stockholder to sell, their shares of Holding Common Stock to Holding at their appraised Fair Market Value (as defined therein). The Board of Directors of the Company has approved an extension of the term of the Stockholders' Agreement to March 24, 2008.


ITEM 11.  EXECUTIVE COMPENSATION

         Set forth below is information concerning the compensation levels for the executive officers of Holding and the Company serving as of March 31, 2000. Officers of the Company receive no additional compensation for their services as officers of Holding.

         CASH COMPENSATION. The following table sets forth compensation for the three fiscal years ended March 31, 2000 for the Chief Executive Officer and the four most highly compensated executive officers of the Company as of March 31, 2000.

                          SUMMARY OF COMPENSATION TABLE


                                                                                 LONG-TERM
                                                                            COMPENSATION AWARDS
                                                                           -----------------------
                                                ANNUAL COMPENSATION         SECURITIES UNDERLYING
NAME AND                               ---------------------------------          STOCK               ALL OTHER
PRINCIPAL POSITION                     YEAR      SALARY      BONUS (1)        OPTIONS/SAR(#)(2)     COMPENSATION (3)
------------------                     ----      ------      ---------        -----------------     ----------------
Maurice S. Nelson, Jr.                 2000      $555,567      $393,264                ---              $ 53,166
   President, Chief Executive Officer  1999       555,015       352,013                ---                53,180
   and Chief Operating Officer         1998       550,020       591,111                ---                64,924

Frank D. Travetto                      2000       220,215       134,316             10,000                20,325
  Vice President,                      1999       211,274       115,920             25,000                17,789
  Merchandising                        1998       193,480       183,997             25,000                23,856

Kenneth L. Henry                       2000       209,808       127,920             10,000                26,192
   Vice President,                     1999       195,281       112,009             25,000                22,786
   Chicago Region                      1998       161,561       150,050             25,000                60,973

R. Neil McCaffery                      2000       198,571       121,524             10,000                16,850
   Vice President,                     1999       185,243        76,003             25,000                14,146
   Western Region                      1998       154,447       146,859             25,000                14,989

James D. Hoffman                       2000       198,079       121,524             10,000                16,455
   Vice President,                     1999       184,065       106,404             25,000                15,267
   Eastern Region                      1998       152,052       142,108             25,000                14,366


--------------

(1) Amounts reflect cash compensation earned by executive officers in each of the fiscal years presented, including amounts received after fiscal year end, or deferred at the election of those officers. Bonus amounts include
     (i) a cash bonus payable pursuant to the Company's Management Incentive Compensation Plan, which became effective April 1, 1997, and (ii) a cash bonus payable each year to all management investors pursuant to the Company's Management Stock Bonus Plan in proportion to their ownership of Holding Common Stock. The following bonuses were paid to Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, under the Company's Management Incentive Compensation Plan (a) in fiscal 2000: $393,264, $134,316, $127,920,
     $121,524 and $121,524, respectively, (b) in fiscal 1999: $352,013,
     $115,920, $112,009, $76,003 and $106,404, respectively, (c) in fiscal
     1998: $591,111, $183,997, $150,050, $146,859 and $142,108, respectively.

(2) Holding has granted executive officers options to purchase shares of Holding Common Stock at their fair market value on the date of grant. Mr. Nelson's options have an exercise price of $5.41 per share; options granted to Messrs. Travetto, Henry, McCaffery and Hoffman in fiscal years 2000, 1999 and 1998 have an exercise price of $5.51, $7.73 and $3.34 per share, respectively. See "Holding Stock Option Plan" and "Stock Option Grants Table" below for further information.






(3) Amounts shown include allocations to the accounts of each of the named officers of contributions made by the Company to the ESOP and to the Company's 401(a)(17) Supplemental Contribution Plan ("401(a)(17) Plan") and of premiums paid by the Company for long-term disability and life insurance policies. The following allocations were made in fiscal 2000 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) ESOP --$8,000, $8,000, $8,000, $8,000, and $8,000; (ii) 401(a)(17) Plan
     --$39,164, $9,531, $8,696, $7,861 and $7,861; (iii) long term disability--$4,509, none, $6,779, none and none; (iv) life insurance--$1,493, $2,794, $2,717, $989 and $594. The following allocations were made in fiscal 1999 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) ESOP --$8,000, $8,000, $8,000, $8,000, and
     $8,000; (ii) 401(a)(17) Plan --$37,102, $8,171, $7,303, $5,572 and $6,923;
     (iii) long term disability--$7,285, none, $5,908, none and none; (iv) life insurance--$793, $1,618, $1,574, $573 and $344. In fiscal 1998 to Messrs.
     Nelson, Travetto, Henry, McCaffery and Hoffman, respectively: (i) ESOP--$8,000, $8,000, $7,875, $7,575 and $7,481; (ii) 401(a)(17)
     Plan--$49,057, $10,710, $7,376, $6,918 and $6,587; (iii) long term disability--$7,285, $3,745, $5,908, none, and none; and (iv) life insurance--$582, $1,401, $1,362, $496 and $298. The amounts in respect of life insurance represent the estimated value of the premiums paid by the Company on certain disability and life insurance policies covering each executive. Some of the policies are managed on a split-dollar basis and the Company will receive the premiums it has paid from the proceeds of such insurance. In such cases the amount of the other compensation attributed to the executive was calculated by treating the premiums paid by the Company as a demand loan, and the amount of compensation is equal to the imputed interest expense on the cumulative outstanding premiums paid by the Company, assuming an interest rate equal to the short-term federal funds rate, from time to time. Amounts shown also include a relocation payment of $38,452 to Mr. Henry in fiscal 1998.


HOLDING STOCK OPTION PLAN

         In fiscal 1998, Holding adopted the Earle M. Jorgensen Holding Company, Inc. Stock Option Plan, as amended (the "Stock Option Plan"). The Executive Committee of the Board of Directors is authorized to grant options under the Stock Option Plan. Stock options may be granted at not less than 100% of the fair market value of Holding Common Stock on the date of grant and are generally exercisable for a period not exceeding ten years. Option grants or the vesting of options may be contingent upon such terms and conditions, such as the achievement of performance measures or upon the passage of time, as the Executive Committee determines. The Executive Committee will make grants under the Stock Option Plan to provide executive officers and certain other managers of the Company with additional incentives for outstanding individual performance and the opportunity to acquire an ownership stake in the Company, thereby more closely aligning their interests with those of the stockholders.

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

         The maximum number of shares of Holding Common Stock reserved for issuance under the Stock Option Plan is 2,100,000, subject to adjustment as provided in the Stock Option Plan to reflect certain corporate transactions affecting the number or type of outstanding shares.

STOCK OPTION GRANTS TABLE

         The following table sets forth certain information concerning stock options granted during fiscal 2000 by Holding to the Chief Executive Officer and the next four most highly compensated executive officers of the Company. In addition, there are shown hypothetical gains that could be realized for the respective options, based on assumed rates of annual compound price appreciation of 5% and 10% from the date the options are granted over the ten-year term of the options. The actual gain, if any, realized upon exercise of the options will depend upon the market price of Holding's Common Stock relative to the exercise price of the option at the time the option is exercised. There is no assurance that the amounts reflected in this table will be realized.



                                       OPTIONS GRANTED IN LAST FISCAL YEAR
                          ---------------------------------------------------------------
                                                INDIVIDUAL GRANTS
                          ---------------------------------------------------------------  POTENTIAL REALIZABLE VALUE AT
                             NUMBER OF                                                     ASSUMED ANNUAL RATES OF STOCK
                             SECURITIES     % OF TOTAL OPTIONS                             PRICE APPRECIATION FOR OPTION
                             UNDERLYING         GRANTED TO       EXERCISE                              TERM
                          OPTIONS GRANTED      EMPLOYEES IN        PRICE     EXPIRATION   --------------------------------
NAME                          (#) (1)           FISCAL YEAR       ($/SH.)       DATE           5% ($)         10% ($)
----                          -------           -----------       -------       ----           ------         -------
Maurice S. Nelson, Jr.          ---                   0%            N/A          N/A            N/A             N/A
Frank D. Travetto              10,000                13.3%        $5.51       7/31/2009       $34,652        $87,815
Kenneth L. Henry               10,000                13.3%         5.51       7/31/2009        34,652         87,815
R. Neil McCaffery              10,000                13.3%         5.51       7/31/2009        34,652         87,815
James D. Hoffman               10,000                13.3%         5.51       7/31/2009        34,652         87,815


---------------
(1) Holding has not granted any stock appreciation rights. All the options shown above become exercisable on August 1, 2001. All outstanding stock options shall become fully exercisable and shall be cancelled and exchanged for cash in an amount equal to the excess of the Change in Control Price (as defined in the Stock Option Plan as defined below) over the exercise price, in the event of any transaction or series of transactions, other than a public offering, where a person or a group, excluding Holding, any of its subsidiaries and Kelso and its affiliates, is or becomes the beneficial owner, directly or indirectly, of securities representing 35% or more of the voting power of Holding's then outstanding securities (an "SOP Change of Control"), unless the Executive Committee determines prior to the occurrence of such SOP Change of Control that such options shall be honored, or assumed or new rights (having substantially equivalent or better rights, terms and conditions and economic value) substituted therefor.

AGGREGATED STOCK OPTION EXERCISES AND FISCAL YEAR-END STOCK OPTION VALUE TABLE

         The following table sets forth certain information concerning stock options exercised during fiscal 2000 by the Chief Executive Officer and the next four most highly compensated executive officers of the Company, and the value of their unexercised stock options as of March 31, 2000.


                         AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                                            YEAR-END OPTION VALUES
                        ------------------------------------------------------------
                                                                NUMBER OF SECURITIES
                                                                     UNDERLYING            VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS AT    IN-THE-MONEY OPTIONS AT
                                                                 FISCAL YEAR-END (#)      FISCAL YEAR-END ($)(1)
                                                               ----------------------    -----------------------

                        SHARES ACQUIRED                             EXERCISABLE/               EXERCISABLE/
NAME                    ON EXERCISE (#)   VALUE REALIZED ($)       UNEXERCISABLE              UNEXERCISABLE
----                    ---------------   ------------------       -------------              -------------
Maurice S. Nelson, Jr         --                 --               660,000/660,000            $66,000/$66,000
Frank D. Travetto             --                 --                25,000/35,000               $54,250/$--
Kenneth L. Henry              --                 --                25,000/35,000               $54,250/$--
R. Neil McCaffery             --                 --                25,000/35,000               $54,250/$--
James D. Hoffman              --                 --                25,000/35,000               $54,250/$--

----------------
(1) Holding is a private company and its stock is not publicly traded. The fair market value of Holding's common stock underlying the options shown above is determined annually by a third party appraiser. The value of in-the-money options shown above was calculated using the most recent appraisal available which was as of March 31, 1999.

THE ESOP

         Our company maintains an employee stock ownership plan (the "ESOP") in respect of nonunion employees who meet certain service requirements. The amount of annual contributions to the ESOP are calculated as a percentage (as determined by the Board of Directors based on the achievement of Company performance objectives) of total cash compensation (as defined in the ESOP) and may be made by the Company in cash or by Holding in shares of Holding capital stock. Participants become 20% vested in their account balances after one year of continuous service. Participants vest an additional 20% for each year of service thereafter and become fully vested at age 65 or upon completion of five years of service, retirement, disability or death. Following the occurrence of a participant's termination of service (as defined in the ESOP), retirement, disability, or death, the ESOP is required to either distribute the vested balance in stock or cash. If stock is distributed, it is accompanied by a put option to Holding under terms defined in the ESOP. At March 31, 2000, shares of Holding's Series A and Series B Preferred Stock and Holding Common Stock owned by the ESOP totaled 60,901, 24,956, 3,632,990 shares, respectively. For the fiscal years ended March 31, 2000, 1999, and 1998, contributions payable to the ESOP totaled $2,638,000, $2,994,000 and $2,788,000, respectively, and have been or will be paid in the form of Holding Common Stock.

         Although Holding has not expressed any intent to terminate the ESOP, it has the right to terminate or amend the provisions of the ESOP at any time. In the event of any termination, participants become fully vested to the extent of the balances in their separate accounts and receive put options with respect to Holding stock allocated to their accounts.

         In 1984, 1985 and 1986, Kilsby purchased life insurance policies to provide, among other things, a separate source for funds to repurchase capital stock, including capital stock distributed by the ESOP, from departing employees. Certain of these policies allow our company to borrow against the cash surrender value of such policies. As of March 31, 2000, we have borrowed $116.5 million against the cash surrender value of such policies to fund renewal premiums, accrued interest on previous borrowings and working capital needs. The net cash surrender value available for future borrowings was approximately $6.4 million as of March 31, 2000. Our Revolving Credit Facility and other resources are also available, subject to certain limitations, to satisfy stock repurchase obligations as they arise. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations---Liquidity and Capital Resources".

         The Internal Revenue Service (the "IRS") conducted an audit of the ESOP for the fiscal years ended March 31, 1992 through March 31, 1996 and issued a preliminary report to the Company in which the IRS asserted that certain contributions of stock by Holding to the ESOP violated provisions of the Internal Revenue Code. The U.S. Department of Labor (the "DOL") is investigating the same transactions involving the ESOP and has come to conclusions similar to those reached by the IRS. We believe the assertions of the IRS and the DOL are incorrect and have responded accordingly. In accordance with its investigation, the DOL and its advisors have also reviewed the valuation of Holding's common and preferred stock prepared for the ESOP for fiscal 1997. We do not have sufficient information to estimate our potential liability; however, we believe that the IRS and DOL investigations will be resolved in a manner that will not result in a material liability to the Company.



SUPPLEMENTAL ESOP

         In fiscal 1996, our company adopted a supplemental ESOP contribution plan ("Supplemental ESOP") for contributions not allowed under the ESOP pursuant to limitations of Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended. Participants in the Supplemental Plan include certain highly compensated employees and other employees who are not eligible to participate in the ESOP. Contributions payable, vesting and distributions under the Supplemental Plan are comparable with those under the ESOP. Contributions under the Supplemental Plan are made in cash and are held in an irrevocable trust. For the fiscal years ended March 31, 2000, 1999, and 1998, contributions payable totaled $93,000, $99,000 and $119,000, respectively.

MANAGEMENT INCENTIVE COMPENSATION PLAN

         Effective April 1, 1997, the Company adopted a new Management Incentive Compensation Plan (the "Incentive Plan"). The Incentive Plan provides for payment of cash bonuses to senior executives and other key management employees based on the achievement of certain operating profit and cash flow objectives determined by the Board of Directors or the Executive Committee. Bonuses awarded are determined on a sliding scale based on the percentage of the objectives achieved. No bonus is payable unless at least 80% of the objectives are achieved, and the maximum bonus would be awarded for achievement of 150% or more of the established objectives. In addition, the Company's Chief Executive Officer may award bonuses from a discretionary pool for exemplary service. The Board of Directors ratified bonuses pursuant to the Incentive Plan aggregating $5.4 million in fiscal 2000, $4.6 million in fiscal 1999 and $6.9 million in fiscal 1998.

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

         In connection with the Acquisition, the Company agreed to pay Kelso an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. The agreement for advisory services was amended in September 1997 to provide such services at an annual fee of $625,000 for each of the fiscal years ended March 31, 1999 and 1998. There was no annual fee payable for fiscal year 2000. For each of the fiscal years 2000, 1999 and 1998, the Company paid Kelso the annual fee and reimbursed Kelso $13,000, $43,000 and $62,000, respectively, for out-of-pocket expenses.

         Holding has issued to KIA IV two warrants, entitling KIA IV to purchase 2,937,915 shares of Holding Common Stock in the aggregate at a purchase price of $.01 per share.

         In January 1996, the Company amended an agreement with Kelso Insurance Services, Inc. (an affiliate of Kelso) ("Kelso Insurance"), and American Telephone and Telegraph Company ("AT&T") pursuant to which the Company as well as certain other Kelso affiliated companies participates in a telecommunications network under which AT&T provides communications services to the group at a special tariff rate. Pursuant to such agreement, as amended, the Company has guaranteed a minimum annual usage for communication services, and Kelso Insurance has guaranteed the Company's minimum usage to AT&T. No fee was paid by the Company to Kelso Insurance in connection with this transaction.

         On April 1, 1998, 1999 and 2000, in consideration for his service as a director, Chairman of the Company's Executive Committee and Chairman of the Board, the Company granted Mr. Roderick options to purchase 20,000 shares of Holding Common Stock at a purchase price of $3.34 per share, $7.73 per share, and $5.51 per share respectively, in each case, the fair market value as established by the most recent appraisal available at the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OF THE COMPANY

         All of the issued and outstanding voting stock of the Company, consisting of 128 shares of common stock, is owned by Holding.

CAPITAL STOCK OF HOLDING

         The following table sets forth information with respect to the beneficial ownership of shares of Holding Common Stock and Series A Preferred Stock as of March 31, 2000, by all stockholders of Holding known to be beneficial owners of more than 5% of any such class, by each director, by each executive officer of the Company named in the Summary Compensation Table and by all directors and executive officers as a group as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of March 31, 2000, 26,791 shares of Series B Preferred Stock of Holding have been issued, of which 24,956 were owned by the ESOP and 1,827 were owned by Holding.


                                                                      PERCENTAGE OF       NUMBER OF         PERCENTAGE OF
                                                   NUMBER OF            SHARES OF           SHARES        SHARES OF SERIES
NAME AND ADDRESS OF                                SHARES OF          COMMON STOCK       OF SERIES A     A PREFERRED STOCK
BENEFICIAL OWNER                                 COMMON STOCK        OUTSTANDING (a)   PREFERRED STOCK    OUTSTANDING (B)
----------------                                 ------------        ---------------   ---------------    ---------------
Kelso Investment Associates, IV, L.P. (c)       9,462,475 (d)          61.6% (d)                 0                 0.0%
KIA III - Earle M. Jorgensen, L.P. (c)          1,704,740              13.7%                     0                 0.0%
Joseph S. Schuchert (c)                        11,167,215 (d)(e)       72.7% (d)(e)         24,519  (f)           26.3% (f)
Frank T. Nickell (c)                           11,187,714 (d)(e)       72.8% (d)(e)         24,519  (f)           26.3% (f)
Michael B. Goldberg (c)                         9,462,475 (d)(e)       61.6% (d)(e)              0                 0.0%
George E. Matelich (c)                         11,172,215 (d)(e)       72.7% (d)(e)         24,519  (f)           26.3% (f)
Thomas R. Wall, IV (c)                         11,172,215 (d)(e)       72.7% (d)(e)         24,519  (f)           26.3% (f)
Frank K. Bynum (c)                             11,167,215 (d)(e)       72.7% (d)(e)              0                 0.0%
David I. Wahrhaftig (c)                        11,167,215 (d)(e)       72.7% (d)(e)              0                 0.0%
Maurice S. Nelson (g) (l)                         660,000               5.3%                     0                 0.0%
Frank D. Travetto (g) (l)                          37,000               0.3%                     0                 0.0%
Kenneth L. Henry (g) (l)                           44,000               0.4%                   704                 0.8%
R. Neil McCaffery (g) (l)                          30,000               0.2%                     0                 0.0%
James D. Hoffman (g) (l)                           25,000               0.2%                     0                 0.0%
Mark R. McWhirter (g) (l)                          25,000               0.2%                     0                 0.0%
David M. Roderick (g) (l)                          94,000               0.8%                     0                 0.0%
John Rutledge (h) (l)                              25,000               0.2%                     0                 0.0%
William A. Marquard (c) (l)                        30,000               0.2%                     0                 0.0%




G. Robert Durham (g) (l)                            7,500               0.1%                     0                 0.0%
Earle M. Jorgensen Company Employee
   Stock Ownership Plan (g)                     3,601,628 (i)          29.0% (i)            59,761  (i)           64.1% (i)
All directors and executive officers of
   the Company as a group (l)                     997,999 (j)           8.0% (j)               704  (k)            0.8% (k)


-------------
(a) The percentage of shares of Holding Common Stock outstanding for KIA IV, and Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum was calculated assuming the total outstanding shares of Holding Common Stock was 15,369,402, (i) including shares of Holding Common Stock which would be outstanding assuming KIA IV exercised the two Warrants referred to in note (d) below in succession and there had been no other dilution events prior to such exercise, (ii) excluding 1,217,999 shares subject to stock options referred to in note (l) below. The percentage of shares of Holding Common Stock outstanding for all other holders was calculated assuming the total outstanding shares of Holding Common Stock was 12,431,487, excluding shares subject to stock options and shares issuable upon the exercise of the Warrants held by KIA IV as of March 31, 2000.

(b) The percentage of shares of Series A Preferred Stock outstanding was calculated assuming the total outstanding shares of Series A Preferred Stock was 93,253, excluding 154,293 shares of Series A Preferred Stock held in the Holding treasury as of March 31, 2000.

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

(g) The business address of such person(s) or entity is 3050 East Birch Street, Brea, California, 92821.

(h) The business address for Dr. Rutledge is One Greenwich Office Park, Greenwich, Connecticut, 06831.

(i) Excludes 31,362 shares of Holding Common Stock and 1,140 shares of Series A Preferred Stock held by the ESOP in directed accounts that are deemed to be beneficially owned by any of the directors or executive officers or other employees of the Company.

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

(l) Includes shares subject to stock options vested and exercisable as of March 31, 2000.


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



         Mr. McWhirter borrowed $92,300 in fiscal 1995 from Holding by issuing a note to Holding in payment for 10,000 shares of Holding Common Stock. In February 1999, the Company and Mr. McWhirter agreed to adjust the original purchase price of the shares to the current fair market value and to surrender these shares in consideration for the note issued to Holding.

         On April 1, 1998, April 1, 1999 and April 1, 2000, in consideration for his service as a director, Chairman of the Company's Executive Committee and Chairman of the Board, the Company granted Mr. Roderick options to purchase 20,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant.

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

4.2(b)*  Form of Certificate for the Company's 9 1/2% Senior Notes,  $4,350,000.

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

10.53** Earle M. Jorgensen Company Employee Stock Ownership Plan, as amended and restated effective as of April 1, 1999.

12.1**   Statement of Computation of Number of Times Fixed Charges Earned.




21**     Listing of the Company's subsidiaries.

27**     Financial Data Schedule


--------------

*        Previously filed.
**       Included in this filing.


(b)      Reports on Form 8-K.

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brea, State of California, on the 26th of June, 2000.


                               EARLE M. JORGENSEN COMPANY


                               By  /s/ William S. Johnson
                                   ------------------------------------------
                                   William S. Johnson
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
                                   and Secretary


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


            Signatures                                 Title                           Date
            ----------                                 -----                           ----
/s/David M. Roderick                  Chairman of the Board and Chairman           June 26, 2000
------------------------------------  of the Executive Committee and
David M. Roderick                     Director

/s/Maurice S. Nelson, Jr.             President, Chief Executive Officer and       June 26, 2000
------------------------------------  Chief Operating Officer and Director
Maurice S. Nelson, Jr.

/s/William S. Johnson                 Vice President and Chief Financial           June 26, 2000
------------------------------------  Officer (Principal Financial and
William S. Johnson                    Accounting Officer) and Secretary

/s/Joseph S. Schuchert                Director                                     June 26, 2000
------------------------------------
Joseph S. Schuchert

/s/William A. Marquard                Director                                     June 26, 2000
------------------------------------
William A. Marquard

/s/Frank T. Nickell                   Director                                     June 26, 2000
------------------------------------
Frank T. Nickell

/s/John Rutledge                      Director                                     June 26, 2000
------------------------------------
Dr. John Rutledge

/s/G. Robert Durham                   Director                                     June 26, 2000
------------------------------------
G. Robert Durham


                              FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
EARLE M. JORGENSEN COMPANY:

Report of Independent Auditors                                             F-2

Consolidated Balance Sheets at March 31, 2000 and 1999                     F-3

Consolidated Statements of Operations and Comprehensive Income
for the years ended March 31, 2000, 1999 and 1998                          F-4

Consolidated Statements of Stockholder's Equity for the
years ended March 31, 2000, 1999 and 1998                                  F-5

Consolidated Statements of Cash Flows for the years ended
March 31, 2000, 1999, 1998                                                 F-6

Notes to Consolidated Financial Statements                                 F-8

                         Report of Independent Auditors

The Board of Directors and Stockholder
Earle M. Jorgensen Company

We have audited the accompanying consolidated balance sheets of Earle M. Jorgensen Company as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earle M. Jorgensen Company at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                           /s/ ERNST & YOUNG LLP

  Orange County, California
  April 27, 2000

                           Earle M. Jorgensen Company
                           Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)


                                                                                       MARCH 31,
                                                                           --------------------------------
                                                                                 2000           1999
                                                                           --------------------------------
ASSETS
Current assets:
   Cash                                                                      $  21,660       $ 17,860
   Accounts receivable, less allowance for doubtful accounts                   108,247         91,356
   Inventories                                                                 205,016        183,968
   Other current assets                                                          5,622          4,890
                                                                           --------------------------------
     Total current assets                                                      340,545        298,074
                                                                           --------------------------------
Net property, plant and equipment, at cost                                      95,041        102,776

Cash surrender value of life insurance policies                                 22,894         18,541
Debt issue costs, net of accumulated amortization                                4,773          6,255
Other assets                                                                     1,121          1,221
                                                                           --------------------------------
        Total assets                                                          $464,374       $426,867
                                                                           ================================
LIABILITIES AND STOCKHOLDER'S EQUITY Current liabilities:
   Accounts payable                                                           $119,499       $ 87,108
   Accrued employee compensation and related taxes                              12,411          9,732
   Accrued employee benefits                                                     8,927          9,402
   Accrued interest                                                              7,031          7,638
   Other accrued liabilities                                                     5,939          5,752
   Current portion of long-term debt                                             2,604          1,500
   Deferred income taxes                                                        18,986         20,251
                                                                           --------------------------------
     Total current liabilities                                                 175,397        141,383
                                                                           --------------------------------
Long-term debt                                                                 282,943        295,006
Deferred income taxes                                                           16,400         14,941
Other long-term liabilities                                                      3,999          3,557

Commitments and contingencies                                                      ---            ---

Stockholder's equity
   Preferred stock, $.01 par value; 200 shares authorized and unissued             ---            ---
   Common stock, $.01 par value; 2,800 shares authorized; 128 shares
     issued and outstanding                                                        ---            ---
   Capital in excess of par value                                               91,348        102,082
   Accumulated other comprehensive loss                                           (763)        (1,165)
   Accumulated deficit                                                        (104,950)      (128,937)
                                                                           --------------------------------
     Total stockholder's equity                                                (14,365)       (28,020)
                                                                           --------------------------------
        Total liabilities and stockholder's equity                            $464,374       $426,867
                                                                           ================================


SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                      Consolidated Statements of Operations
                            and Comprehensive Income
                             (dollars in thousands)


                                                                            YEAR ENDED MARCH 31,
                                                                ---------------------------------------------
                                                                      2000         1999           1998
                                                                ---------------------------------------------
Revenues                                                             $938,252    $915,811     $1,050,005

Cost of sales                                                         662,803     649,851        755,381
                                                                ---------------------------------------------
   Gross profit                                                       275,449     265,960        294,624

Expenses:
    Warehouse and delivery                                            123,566     120,687        128,495
    Selling                                                            34,147      33,918         37,147
    General and administrative                                         50,345      44,146         59,377
    Restructuring                                                        ---          ---          2,838
                                                                ---------------------------------------------
       Total expenses                                                 208,058     198,751        227,857
                                                                ---------------------------------------------
Income from operations                                                 67,391      67,209         66,767

Interest expense, net                                                  41,595      41,181         41,059
                                                                ---------------------------------------------
Income before income taxes and extraordinary item                      25,796      26,028         25,708

Income tax provision                                                    1,809       1,535            873
                                                                ---------------------------------------------
Net income before extraordinary item                                   23,987      24,493         24,835

Extraordinary item, early retirement of debt                              ---         ---          9,075
                                                                ---------------------------------------------
Net income                                                             23,987      24,493         15,760
Other comprehensive income (loss):
   Foreign currency translation adjustment and write-off                  358        (585)          (322)
   Minimum pension liability                                               44        (302)           ---
                                                                ---------------------------------------------
Comprehensive income                                                 $ 24,389    $ 23,606     $   15,438
                                                                =============================================


SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                 Consolidated Statements of Stockholder's Equity
                    (dollars in thousands, except share data)


                                                                     ACCUMULATED
                                    COMMON STOCK        CAPITAL         OTHER
                               ----------------------  IN EXCESS    COMPREHENSIVE    ACCUMULATED
                                  SHARES    AMOUNT    OF PAR VALUE   INCOME (LOSS)      DEFICIT        TOTAL
                               -----------------------------------------------------------------------------
Balance at March 31, 1997            128     $  ---    $171,073         $   44        $(169,190)    $  1,927
   Dividend to Parent                ---        ---     (56,888)           ---              ---      (56,888)
   Non-cash dividend to Parent       ---        ---        (184)           ---              ---         (184)
   Capitalization of ESOP
     contribution, net               ---        ---       2,788            ---              ---        2,788
   Foreign currency
     translation
      adjustment                     ---        ---         ---           (322)             ---         (322)
   Net income                        ---        ---         ---            ---           15,760       15,760
                               ----------------------------------------------------------------------------------

Balance at March 31, 1998            128        ---     116,789           (278)        (153,430)     (36,919)
   Dividend to Parent                ---        ---     (17,701)           ---              ---      (17,701)
   Capitalization of ESOP
     contribution, net               ---        ---       2,994            ---              ---        2,994
   Foreign currency
     translation
     adjustment                      ---        ---         ---           (585)             ---         (585)
   Additional minimum pension
     liability                       ---        ---         ---           (302)             ---         (302)
   Net income                        ---        ---         ---            ---           24,493       24,493
                               ----------------------------------------------------------------------------------

Balance at March 31, 1999            128        ---     102,082         (1,165)        (128,937)     (28,020)
   Dividend to Parent                ---        ---     (13,372)           ---              ---      (13,372)
   Capitalization of ESOP
     contribution, net               ---        ---       2,638            ---              ---        2,638
   Foreign currency
     translation
     adjustment                      ---        ---         ---            358              ---          358

   Additional minimum pension
     liability                       ---        ---         ---             44              ---           44
   Net income                        ---        ---         ---            ---           23,987       23,987
                               ----------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2000            128     $  ---    $ 91,348          $(763)       $(104,950)    $(14,365)
                               ==================================================================================


SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)


                                                                            YEAR ENDED MARCH 31,
                                                               ---------------------------------------------
                                                                      2000          1999          1998
                                                               ---------------------------------------------
OPERATING ACTIVITIES:
Net income                                                           $23,987        $24,493      $15,760
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                      9,951          9,175        9,475
    Amortization of debt issue costs and discount on
      senior notes included in interest expense                        1,482          1,481        1,892
    Write-off of debt issue costs and discount                           ---            ---        3,225
    Accrued postretirement benefits                                      224             30          280
    ESOP expense contributed to capital                                2,638          2,994        2,788
    Deferred income taxes                                                194            520          660
    Loss (gain) on sale of property, plant and equipment               2,294         (2,422)      (2,480)
    Loss on sale of subsidiaries                                         ---            ---        2,838
    Provision for bad debts                                            1,201            549          414
    Decrease (increase) in cash surrender value of life
      insurance over premiums paid                                    (2,295)        (1,338)         679
    Changes in operating assets and liabilities (excluding
      subsidiaries sold):
        Decrease (increase) in accounts receivable                   (18,092)        13,398        2,994
        Increase in inventories                                      (22,221)        (3,565)     (18,111)
        Decrease (increase) in other current assets                     (732)            73          943
        Increase (decrease) in accounts payable and
        accrued liabilities and expenses                              34,219         (9,617)      15,069
        Decrease in non-trade receivable                                 718            ---          ---
    Other                                                               (480)           264          176
                                                               ---------------------------------------------
   Net cash provided by operating activities                          33,088         36,035       36,602
                                                               ---------------------------------------------
INVESTING ACTIVITIES:
Additions to property, plant and equipment                            (9,525)        (8,957)      (7,264)
Proceeds from the sale of property, plant and equipment                6,633          6,044       12,534
Proceeds from  sale of subsidiaries                                      ---            ---        6,918
Costs associated with sale of subsidiaries                               ---            ---       (1,739)
Premiums paid on life insurance policies                              (2,058)        (1,576)      (3,373)
Proceeds from redemption of life insurance policies                      ---            843          479
                                                               ---------------------------------------------
   Net cash provided by (used in) investing activities                (4,950)        (3,646)       7,555
                                                               ---------------------------------------------


SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)


                                                                          YEAR ENDED MARCH 31,
                                                               ---------------------------------------------
                                                                      2000          1999          1998
                                                               ---------------------------------------------
FINANCING ACTIVITIES:
Net payments under revolving loan agreements                        $ (9,459)      $(14,228)     $(23,576)
Proceeds from issuance of senior notes and term loans                    ---            ---       205,000
Repayment of senior notes                                                ---            ---      (155,000)
Costs associated with early retirement of debt                           ---            ---          (906)
Other debt payments, net                                              (1,500)        (1,500)       (5,868)
Increase in debt issue costs                                             ---         (1,846)       (7,277)
Cash dividend to Parent                                              (13,372)       (17,701)      (56,888)
                                                               ---------------------------------------------
   Net cash used in financing activities                             (24,331)       (35,275)       (44,515)
                                                               ---------------------------------------------

Effect of exchange rate changes on cash                                   (7)           (17)         (356)
Net increase (decrease) in cash                                        3,800         (2,903)         (714)
Cash at beginning of year                                             17,860         20,763        21,477
                                                               ---------------------------------------------

Cash at end of year                                                  $21,660       $17,860        $20,763
                                                               =============================================


SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                   Notes to Consolidated Financial Statements

                                 March 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION---The Company became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (the Parent) as the result of a series of business combinations and mergers effective April 1, 1990.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Earle M. Jorgensen (U.K.) Ltd (EMJ (UK)), Kilsby Jorgensen Steel & Aluminum S.A. de C.V. (EMJ (Mexico)), and Earle M. Jorgensen (Canada) Inc. (EMJ (Canada)) and Stainless Insurance Ltd., a captive insurance subsidiary (EMJ (Bermuda)) operating in the United Kingdom, Mexico, Canada and Bermuda, respectively. Excluding EMJ (Bermuda), net income from foreign operations totaled $574,500 and $4,600 in fiscal 2000 and 1999, respectively. In fiscal 1998, such foreign operations generated net losses of $95,000. In fiscal 2000, 1999 and 1998, EMJ (Bermuda) generated $333,300,
$602,000 and $155,000 of net income, respectively, from investment income and intercompany fees. In fiscal 1998, the Company sold its operations in the United Kingdom and Mexico (see Note 4). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES---The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION---The Company recognizes revenue when products are shipped.

CONCENTRATION OF CREDIT RISK---The Company sells the majority of its products throughout the United States and Canada. Sales to the Company's recurring customers are generally made on open account terms while sales to occasional customers are made on a C.O.D. basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. The Company establishes an allowance for potential credit losses based upon factors surrounding the credit risk for specific customers, historical trends and other information; such losses have been within management's expectations. The Company's allowance for doubtful accounts at March 31, 2000 and 1999 was $416,000 and $335,000, respectively. Management believes there are no significant concentrations of credit risk as of March 31, 2000.

RESTRUCTURING---In March 1997, the Company approved a plan to restructure its operations and recorded a restructuring charge of $15,638,000. The plan's major actions included selling the Company's foreign operations in the United Kingdom and Mexico, closing four domestic distribution centers whose sales territories are now serviced from other nearby facilities, and reducing the Company's workforce by approximately 10%. During fiscal 1998, the restructuring plan was substantially completed, including the sale of foreign operations in the United Kingdom and Mexico (see Note 4) and the closure of three domestic facilities. As of March 31, 2000, no accrued restructuring costs remain in the Company's consolidated balance sheet.

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

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company reviews its long-lived assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations or are expected to be disposed of, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets. There were no impairment losses recorded in fiscal 2000, 1999 and 1998.

In fiscal 1999, the Company adopted SOP-98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires certain costs incurred during the development of software to be capitalized and amortized over the estimated useful lives. Accordingly, the Company capitalized $945,000 and $876,000 of such costs in fiscal 2000 and 1999, respectively.

DEBT ISSUE COSTS---Debt issue costs are deferred and amortized to interest expense over the life of the underlying indebtedness. In March 1998, the Company incurred $8,517,000 of costs related to the issuance of indebtedness and wrote-off $2,966,000 of unamortized debt issue costs related to retired debt in connection with a series of refinancing transactions (see Note 6). For the fiscal years ended March 31, 2000, 1999 and 1998, amortization of debt issue costs aggregated $1,482,000, $1,481,000 and $1,757,000, respectively.
Accumulated amortization of debt issue costs was $3,018,000 and $1,536,000 at March 31, 2000 and 1999, respectively.

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

The Company records deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities pursuant to SFAS No. 109, "Accounting for Income Taxes", as though it files on a separate basis. Any differences in deferred taxes determined on a separate basis and the actual payments made or received under the Tax Allocation Agreement are accounted for as an equity adjustment between the Company and Parent. There were no such differences in fiscal 2000. Deferred taxes are also recorded for the future benefit of Federal and state tax losses and tax credit carryforwards. Consistent with SFAS No. 109, a valuation allowance has been recognized for certain deferred tax assets, which management believes are not likely to be realized.

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

CASH AND STATEMENTS OF CASH FLOWS---Cash includes disbursements and deposits not yet funded by or applied to the Company's Revolving Credit Facility as of a balance sheet date and $6,990,000 of cash and cash equivalents held by EMJ (Bermuda) in connection with providing insurance to the Company. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

For the years ended March 31, 2000, 1999 and 1998 cash paid for interest on borrowings was $43,649,000, $40,689,000 and $39,993,000, and cash paid for income taxes was $1,247,000, $141,000 and $360,000, respectively.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME---Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes rules for the reporting and disclosure of comprehensive income and its components. Components of the Company's comprehensive income include foreign currency translation adjustments and additional minimum pension liability. Prior to the adoption of SFAS No. 130, the Company's foreign currency translation adjustments were reported separately in stockholder's equity. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholder's equity.

SEGMENT INFORMATION---The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company has determined it currently operates in one reportable segment.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement will require the Company to recognize all derivatives on the balance sheet at fair value, offsets against the change in fair value must be adjusted through income. The Company will adopt this standard in fiscal 2002 and is in the process of assessing what impact, if any, this standard will have on its consolidated financial statements.

2. INVENTORIES

Substantially all inventories are held for sale at the Company's service center locations and are valued at the lower of cost (using the last-in, first-out
(LIFO) method) or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, inventories would have been lower by $9,909,000 and $887,000 at March 31, 2000 and March 31, 1999, respectively.

In fiscal 1999, a reduction of LIFO inventory quantities carried at costs lower or higher than costs prevailing in prior years occurred but did not have a significant impact on the Company's gross profit. There were no such reductions in fiscal years 2000 and 1998.

3.  NET PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation at March 31, 2000 and 1999 consisted of the following:


                                                             2000             1999
                                                        ---------------- ----------------
Land                                                      $20,699,000      $25,469,000
Buildings and improvements                                 27,896,000       30,945,000
Machinery and equipment                                   103,097,000       97,767,000
                                                        ---------------- ----------------
                                                          151,692,000      154,181,000
Less accumulated depreciation                              56,651,000       51,405,000
                                                        ---------------- ----------------

   Net property, plant and equipment                     $ 95,041,000     $102,776,000
                                                        ================ ================


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

For the fiscal year ended March 31, 1998, combined revenues from these foreign operations were $23,417,000; and combined losses from operations were $233,000.

5. CASH SURRENDER VALUE OF LIFE INSURANCE

The Company is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company including certain current employees of the Company and its Parent. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company and predecessor companies. These policies are designed to provide cash to the Company to repurchase shares held by employees in the ESOP and shares held individually by employees upon the termination of their employment. Cash surrender value of the life insurance policies increase by a portion of the amount of premiums paid and by dividend income earned under the policies. Dividend income earned under the policies totaled $14,029,000 in fiscal 2000, $10,878,000 in fiscal 1999 and $10,274,000 in fiscal 1998 and is recorded as an offset to general and administrative expense in the accompanying statements of operations.

The Company has borrowed against the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on those policies and to fund working capital needs. Interest rates on borrowings under the life insurance policies are fixed at 11.76%. As of March 31, 2000, approximately $6,400,000 was available for future borrowings.


                                             Surrender value       Loans          Net cash
                                               before loans     outstanding   surrender value
                                            -----------------------------------------------------
    BALANCE AT MARCH 31, 2000                   $139,379,000   $116,485,000     $22,894,000
    Balance at March 31, 1999                    120,242,000    101,701,000      18,541,000


Interest on cash surrender value borrowings totaled $12,645,000, $10,905,000 and $9,354,000 in fiscal 2000, 1999 and 1998, respectively, and is included in net interest expense in the accompanying statements of operations.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

6. LONG-TERM DEBT

Long-term debt at March 31, 2000 and 1999 consisted of the following:


                                                                    2000             1999
                                                              -----------------------------------
    Revolving Loans due March 24, 2003, including $204,000
       at March 31, 2000 related to a Canadian revolver           $70,747,000     $80,206,000

    Variable Rate Term Loan due March 24, 2004                     98,000,000      99,000,000

    9-1/2% Senior Notes due April 1, 2005                         105,000,000     105,000,000

    Industrial Development Revenue Bonds:
       Payable in annual installments of $500,000
          commencing June 1, 1998, interest at 9%                   3,000,000       3,500,000
       Payable in annual installments of $715,000
           commencing December 1, 2004, interest at 5.25%           4,300,000       4,300,000
       Payable in annual installments of $900,000
           commencing September 1, 2000, interest at 8.5%           4,500,000       4,500,000

                                                              -----------------------------------
                                                                  285,547,000     296,506,000
    Less current portion                                            2,604,000       1,500,000
                                                              -----------------------------------
                                                                 $282,943,000    $295,006,000
                                                              ===================================


Aggregate maturities of long-term debt are as follows: $2,604,000 in 2001; $2,400,000 in 2002; $72,943,000 in 2003; $96,400,000 in fiscal 2004; $2,115,000 in fiscal 2005 and $109,085,000 thereafter.

The fair value of the Company's Senior Notes and Term Loans at March 31, 2000 was $96,600,000 and $97,510,000, respectively, based on the quoted market prices as of that date. The carrying values of all other long-term debt and other financial instruments at March 31, 2000 approximate fair value.

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

CREDIT AGREEMENTS

Effective March 24, 1998, the Company entered into an amended and restated revolving credit facility ("Credit Agreement"), which allows maximum borrowings of $220 million, including letters of credit ($350,000 outstanding at March 31, 2000). Borrowings under the Credit Agreement bear interest at a base rate (generally defined as the bank's prime lending rate plus 0.5% or LIBOR plus 1.75%). At March 31, 2000, the bank's prime lending rate was 9.0% and LIBOR was 6.13%. In addition, borrowings under the revolving loans are limited to an amount equal to 85% of eligible trade receivables plus 55% of eligible inventories (as defined). Unused available borrowings under the revolving loans totaled $120,151,000 at March 31, 2000. The revolving loans mature on March 24, 2003 and are secured by a lien on all domestic inventory and accounts receivable of the Company.

Under the Credit Agreement the Company is obligated to pay certain fees including an unused commitment fee of 3/8%, payable quarterly in arrears, and letter of credit fees of 1 3/4% per annum of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus issuance, fronting, amendment and other standard fees. The Company paid loan commitment fees totaling $478,000 in fiscal 2000, $314,000 in 1999 and $257,000 in 1998.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

6. LONG-TERM DEBT (CONTINUED)

CREDIT AGREEMENTS (CONTINUED)

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

On November 16, 1999, the Company's Canadian subsidiary entered into a credit facility (the "Canadian Facility") totaling CND$11,750,000, including (i) a revolving credit facility of CND$6,000,000, (ii) a financial credit facility of CND$5,000,000 for hedging foreign currency and rate fluctuations (unused as of March 31, 2000), and (iii) a special credit facility for the issuance of a letter of guarantee up to CND$750,000 in connection with a lease for a newly constructed facility in Toronto. Borrowings under the revolving credit facility are limited to an amount equal to 80% of eligible trade receivables plus 40% of eligible inventories (as defined) and are repayable on demand. Borrowings under the revolving credit facility bear interest at the bank's annual prime lending rate plus 0.50%. At March 31, 2000, the interest rate on the revolving credit facility was 7.50%.

9 1/2% SENIOR NOTES AND VARIABLE RATE TERM LOAN

On March 24, 1998, the Company refinanced $155 million of 10 3/4% Senior Notes by issuing $105 million of 9 1/2% Senior Notes and borrowing $100 million under a variable rate Term Loan. The 9 1/2% Senior Notes were issued at par and interest is payable each April 1 and October 1, commencing October 1, 1998. The 9 1/2% Senior Notes are unsecured obligations of the Company and may be redeemed by the Company under certain conditions and with certain restrictions at varying redemption prices. The Indenture to the 9 1/2% Senior Notes contains certain covenants which limit, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, investments and loans, dividends and other distributions, and certain transactions with affiliates. The Term Loan bears interest at either an Alternative Base Rate (as defined) plus 2.0% or at LIBOR plus 3.25%.

In June 1998, the Company entered into an interest rate swap agreement with Bankers Trust Company that effectively fixed the interest rate on the Term Loan at approximately 9.05% through June 2003 (the "Fixed Rate"). Such agreement requires Bankers Trust Company to make payments to the Company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the three month London Interbank Offered Rate and 3.25% ("Floating LIBOR") and the Fixed Rate, if the Floating LIBOR is greater than the Fixed Rate on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, the Company is required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. During fiscal 2000 and 1999, net interest expense of $331,000 and $231,000, respectively, was paid to Bankers Trust Company as calculated under the provisions described above.

Excluding the effects of the interest rate swap agreement, the effective interest rate under the Term Loan was 9.44% as of March 31, 2000. Amounts outstanding under the Term Loan are secured by a first priority lien on substantially all the existing and future acquired unencumbered property, plant and equipment of the Company. Principal payments are required to be paid quarterly in amounts equal to $250,000, commencing on June 30, 1998. The Term Loan may be prepaid, subject to declining call premiums through fiscal 2001 and is subject to prepayments at the option of the holder upon a Change in Control (as defined) and with 100% of net proceeds from asset sales, as permitted. Covenants under the Term Loan are similar to those under the 9 1/2% Senior Notes.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

6. LONG-TERM DEBT (CONTINUED)

OTHER

The Company's industrial revenue development bonds were issued in connection with significant facility improvements or construction projects. In fiscal 1995 the Company obtained purchase money financing under a loan agreement which provided up to $7.5 million for the expansion or acquisition of facilities and purchase of equipment. This loan was repaid on March 24, 1998.

7. INCOME TAXES

Significant components of the provision for income taxes attributable to continuing operations for the years ended March 31, 2000, 1999 and 1998 were as follows:


                                                   2000           1999              1998
                                         ------------------ ----------------- ------------------
      Current:

            Federal                             $601,000          $562,000           $88,000
            State                                674,000           453,000           125,000
            Foreign                              340,000                ---              ---
                                         ------------------ ----------------- ------------------
            Total current                      1,615,000          1,015,000          213,000
                                         ------------------ ----------------- ------------------
      Deferred:
            Federal                            3,061,000          6,784,000       (6,109,000)
            State                                466,000            842,000        1,010,000
            Valuation allowances              (3,333,000)        (7,106,000)       5,759,000
                                         ------------------ ----------------- ------------------
            Total deferred                       194,000            520,000          660,000
                                         ------------------ ----------------- ------------------
                                              $1,809,000      $   1,535,000     $    873,000
                                         ================== ================= ==================


The reconciliation of the income tax provision differs from that which would result from applying the U.S. statutory rate as follows:


                                                                           2000               1999              1998
                                                                      ---------------- ----------------- -------------------
      Expected tax at Federal statutory rate                             $ 8,642,000      $ 8,876,000       $ 5,412,000
      State tax expense, net of Federal taxes                                993,000          840,000           657,000
      Net increase in cash surrender values of  life insurance            (4,910,000)      (3,654,000)       (2,851,000)
      State franchise and capital taxes                                      438,000          295,000           448,000
      Foreign loss carryforward without tax benefit                              ---              ---               ---
      Tax benefit of credit carryovers and carrybacks                            ---              ---        (5,796,000)
      Change in valuation allowance                                       (3,333,000)      (7,106,000)        5,759,000
      Capital loss on sale of subsidiaries                                       ---              ---        (4,125,000)
      Other                                                                  (21,000)       2,284,000         1,369,000
                                                                      ---------------- ----------------- -------------------
            Income tax provision                                         $ 1,809,000      $ 1,535,000       $   873,000
                                                                      ================ ================= ===================


The change of $3,333,000 in the valuation allowance for deferred tax assets as of March 31, 2000 was due primarily to the utilization of the tax loss carryforward.

Income before taxes consists primarily of income from the Company's domestic operations and also includes pre-tax income of $1,248,000, $619,000 and $60,000 from the Company's foreign operations for fiscal 2000, 1999 and 1998, respectively.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

7. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred income tax assets and liabilities at March 31, 2000 and 1999 were as follows:


                                                                 2000                  1999
                                                     --------------------- --------------------
      Deferred tax liabilities:
         Tax over book depreciation                       $ 7,653,000            $  8,984,000
         Purchase price adjustments                        38,151,000              39,531,000
                                                     --------------------- --------------------
      Total deferred tax liabilities                       45,804,000              48,515,000
                                                     --------------------- --------------------
      Deferred tax assets:
         Net operating loss carryforwards                  19,193,000              18,916,000
         Capital loss carryforward                          5,153,000               6,275,000
         Other                                             12,369,000              11,096,000
         Valuation allowance for deferred tax assets      (26,297,000)            (22,964,000)
                                                     --------------------- --------------------
      Net deferred tax assets                              10,418,000              13,323,000
                                                     --------------------- --------------------
      Net deferred tax liabilities                        $35,386,000             $35,192,000
                                                     ===================== ====================


At March 31, 2000, the Company had net operating loss carryforwards of $52,100,000 for Federal income tax purposes. These carryforwards resulted from the Company's losses during 1993 and 1996, and expire in years 2008 and 2011, respectively. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations. In addition, use of the Company's net operating loss carryforwards and other tax attributes may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three year period subsequent to a loss year.

8. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN

The Company and its Parent have an Employee Stock Ownership Plan (ESOP) which covers nonunion employees of the Company who meet certain service requirements. The cost of the ESOP is borne by the Company through annual contributions to an Employee Stock Ownership Trust (ESOT) in amounts determined by the Board of Directors. Contributions may be made in cash or shares of the Parent's stock as the Parent's Board of Directors may from time to time determine. Participants vest at a rate of 20% per year of service and become fully vested at age 65 or upon retirement, disability or death. Upon the occurrence of a participant's termination (as defined), retirement, disability, or death, the ESOP is required, by the terms of the ESOP, to either distribute the vested balance in stock or to repurchase the vested balance for cash (as determined by the Benefits Committee). If stock is distributed, it is accompanied by a put option to the Parent under terms defined in the ESOP. Shares of the Parent's Series A and B preferred and common stock owned by the ESOP totaled 60,901, 24,956 and 3,632,990 at March 31, 2000, respectively. For fiscal years ended March 31, 2000, 1999 and 1998, contributions payable to the ESOT totaled $2,638,000, $2,994,000 and $2,788,000, which represented 5% of eligible compensation for each of the respective years. Such contributions have been or will be paid in the form of Holding's common stock.

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

Components of net pension benefit cost associated with the Company's pension plans for fiscal years 2000, 1999 and 1998 are as follows:


                                                          2000                  1999             1998
                                                     ---------------    --------------     ---------------
Service cost of benefits earned during the period       $438,000             $604,000          $730,000
Interest cost on projected benefit obligation            739,000              796,000           648,000
Expected return on plan assets                          (999,000)            (812,000)         (685,000)
Amortization of prior service cost                      (111,000)              33,000               ---
Recognized net (gain) loss                               (84,000)              20,000            18,000
                                                     ---------------    --------------     ---------------
                                                        $(17,000)            $641,000          $711,000
                                                     ===============    ==============     ===============


The following provides a reconciliation of the changes in the benefit obligation and fair value of plan assets, and the funded (unfunded) status of the pension plans for the years ended March 31, 2000 and 1999.


                                                          2000               1999
                                                     ---------------    --------------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year               $11,335,000         $10,468,000
Service cost                                              438,000             604,000
Interest cost                                             739,000             796,000
Plan amendments                                               ---          (1,348,000)
Change in assumptions                                  (1,603,000)            549,000
Merger with another plan                                      ---             742,000
Benefit payments                                         (514,000)           (452,000)
Actuarial gains                                          (141,000)            (24,000)
                                                     ---------------    --------------
Benefit obligation at end of year                      10,254,000          11,335,000
                                                     ---------------    --------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year         13,216,000          10,333,000
Actual return on assets                                 1,280,000           2,760,000
Merger with another plan                                      ---             524,000
Benefit payments                                         (514,000)           (452,000)
Company contributions                                      95,000              94,000
Fees                                                      (73,000)            (43,000)
                                                     ---------------    --------------
Fair value of plan assets at end of year               14,004,000          13,216,000
                                                     ---------------    --------------


                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

PENSION PLANS (CONTINUED)


Funded                                                    $3,750,000         $1,881,000
Unrecognized prior service cost                           (1,270,000)        (1,381,000)
Unrecognized net actuarial gain                           (4,002,000)        (2,143,000)
                                                        ---------------    ---------------
Net amount recognized                                    $(1,522,000)       $(1,643,000)
                                                        ===============    ===============
Amounts recognized in balance sheets consist of:
Prepaid cost                                             $       ---        $       ---
Accrued benefit liability                                 (1,780,000)        (1,945,000)
Accumulated comprehensive loss - additional minimum
liability                                                    258,000            302,000
                                                        ---------------    ---------------
Net amount recognized                                    $(1,522,000)       $(1,643,000)
                                                        ===============    ===============

WEIGHTED-AVERAGE ASSUMPTIONS AS OF MARCH 31:
Discount rate                                                  7.75%              6.75%
Expected return on assets                                      8.00%              8.00%
Rate of compensation increase                                   ---                ---


Effective January 1, 1998, benefit obligations and plan assets of another defined benefit plan were merged with the Hourly Plan; and the benefits of the other plan were increased via an amendment to the Hourly Plan. Effective January 1, 1999, the Hourly Plan was amended to change the benefit rates from a pay related formula to a flat rate. The effect of these amendments was to reduce the plan's benefit obligation by $1,348,000 as of March 31, 1999.

In accordance with union agreements, the Company also contributes to multi-employer defined benefit retirement plans covering substantially all union employees of the Company. Expenses incurred in connection with these plans totaled $941,000, $1,633,000 and $1,615,000 in fiscal years 2000, 1999 and 1998, respectively.

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

Components of the net benefit cost associated with the Company's Postretirement Plan for fiscal years 2000, 1999 and 1998 are as follows:


                                                            2000             1999               1998
                                                        --------------    ------------     ---------------
Service cost of benefits earned during the period          $203,000         $203,000           $239,000
Interest cost on projected benefit obligation               189,000          193,000            216,000
Recognized net gain                                        (168,000)        (366,000)          (175,000)
                                                        --------------    ------------     ---------------
                                                           $224,000          $30,000           $280,000
                                                        ==============    ============     ===============


                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

POSTRETIREMENT BENEFIT PLAN (CONTINUED)

The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plan for the years ended March 31, 2000 and 1999.


                                                             2000               1999
                                                        ---------------    ---------------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year                   $3,148,000         $3,371,000
Service cost                                                 203,000            203,000
Interest cost                                                189,000            193,000
Change in assumptions                                       (351,000)            97,000
Benefit payments                                            (114,000)          (140,000)
Actuarial gains                                             (343,000)          (576,000)
                                                        ---------------    ---------------
Benefit obligation at end of year                          2,732,000          3,148,000
                                                        ---------------    ---------------

Unfunded                                                  (2,732,000)        (3,148,000)
Unrecognized prior service cost                                  ---                ---
Unrecognized net actuarial gain                             (923,000)          (396,000)
                                                        ---------------    ---------------
Accrued benefit cost                                     $(3,655,000)       $(3,544,000)
                                                        ===============    ===============

WEIGHTED-AVERAGE ASSUMPTIONS AS OF MARCH 31:
Discount rate                                                  7.75%              6.75%
Healthcare cost trend rate                                     7.50%              8.00%


The healthcare cost trend rate of 7.50% used in the calculation of net benefit cost of the Postretirement Plan is assumed to decrease gradually to 5.5% by March 2004.

Assumed healthcare trend rates have a significant effect on the amounts reported for the Company's Postretirement Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:


                                                         1-Percentage-Point             1-Percentage-Point
                                                              Increase                       Decrease
                                                        ---------------------          ---------------------
Effect on total service and interest cost components          $64,000                       $(54,000)
Effect on postretirement benefit obligation                   369,000                       (314,000)


9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases, under several agreements with varying terms, certain office and warehouse facilities, equipment and vehicles. Rent expense totaled $16,572,000, $16,142,000 and $17,412,000 for the years ended March 31, 2000,
1999 and 1998, respectively. Minimum rentals of certain leases escalate from time to time based on certain indices.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE COMMITMENTS (CONTINUED)

At March 31, 2000 the Company was obligated under noncancellable operating leases for future minimum rentals as follows:


                           Fiscal year:
                              2001                              $14,476,000
                              2002                               12,050,000
                              2003                               10,025,000
                              2004                                8,609,000
                              2005                                6,526,000
                              Thereafter                         43,333,000
                                                           -----------------
                                   Total                        $95,019,000
                                                           =================


OTHER COMMITMENTS

In connection with the 1990 merger, the Company agreed to pay Kelso & Companies, Inc. (Kelso), affiliates of which own the majority of Parent's common stock, an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. The Company also agreed to indemnify Kelso and its affiliates against certain claims, losses, damages, liabilities, and expenses that may arise in connection with the merger. The agreement for advisory services was amended in September 1997 to provide such services at an annual fee of $625,000 for each of the fiscal years ending March 31, 1998 and 1999. There was no annual fee payable for fiscal year 2000. Fees and expenses paid to Kelso in connection with these agreements totaled $13,000, $668,000 and $687,000 during the years ended March 31, 2000, 1999 and 1998, respectively.

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

During fiscal years 2000, 1999 and 1998, expenditures made in connection with environmental matters totaled $295,000, $2,799,000 and $388,000, respectively, principally for settlement of claims, and monitoring, remediation and investigation activities at sites with contaminated soil and/or groundwater, including the sites discussed below. As of March 31, 2000, the Company had accrued approximately $300,000 for future investigation and remediation expenditures that could be reasonably estimated related to the following pending environmental matters.

         ALAMEDA STREET (LOS ANGELES). In February 1998 the Company was notified that it had potential responsibility for the lead and copper soil contamination of an undeveloped parcel that is adjacent to its Alameda Street property. In March 2000, the Company completed an approved remediation plan and is awaiting a closure letter from the appropriate local governmental agencies.

         FORGE (SEATTLE/KENT, WA). The Company indemnified the purchasers of its former Forge facility for remediation of certain conditions at the facility and at an off-site disposal site existing or subsequently determined to be existing at the date of sale. No such claims were made within the timetables allowed under the indemnification agreement. In November 1998 the Company paid $2,250,000 to the current owner of the Forge property as a settlement for any and all remaining or future liabilities related to the remediation of the facility. The Company continues to monitor the disposal site for environmental conditions in accordance with a consent decree requiring such monitoring through 2001.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL CONTINGENCIES (CONTINUED)

         UNION (NEW JERSEY). During fiscal 1994, the Company was notified by the current owner that it has potential responsibility for the environmental contamination of a property formerly owned by a subsidiary and disposed of by such subsidiary prior to its acquisition by the Company. The prior owner of such subsidiary has also been notified of its potential responsibility. On March 27, 1997, the current owner of the property informed the Company that it estimated the cost of investigation and cleanup of the property at $875,000 and requested contribution to such costs from the Company and the prior owner. The Company has contested responsibility and commented on the cleanup plan and has not received any further demands or notifications. The Company does not have sufficient information to determine what potential liability it has, if any.

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

                           EARLE M. JORGENSEN COMPANY

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


               COLUMN A                        COLUMN B         COLUMN C            COLUMN D        COLUMN E
----------------------------------------------------------------------------------------------------------------
                                              BALANCE AT       CHARGES TO      BAD DEBTS CHARGED
                                             BEGINNING OF       COSTS AND         OFF (NET OF      BALANCE AT
              DESCRIPTION                       PERIOD          EXPENSES          RECOVERIES)     END OF PERIOD
----------------------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 2000
     Allowance for doubtful accounts.....         $335,000        $1,201,000         $(1,120,000)    $416,000

Year ended March 31, 1999
     Allowance for doubtful accounts.....         $406,000          $549,000           $(620,000)    $335,000

Year ended March 31, 1998
     Allowance for doubtful accounts.....         $963,000          $414,000           $(971,000)    $406,000
