Form 10-Q
period 2000-06-29
JORGENSEN EARLE M CO /DE/
filed 2000-07-28
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 29, 2000

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


                  Registrant's telephone number: (714) 579-8823
                                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    ----         ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. NONE
                   -----

Outstanding common stock, par value $.01 per share, at July 31, 2000 -
128 SHARES

                           EARLE M. JORGENSEN COMPANY
                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART  I    -    FINANCIAL INFORMATION

Item 1          CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Balance Sheets at June 29, 2000 (unaudited) and
                  March 31, 2000                                                                   2

                Consolidated Statements of Operations and Comprehensive Income
                  for the Three Months Ended June 29, 2000 and
                  June 30, 1999 (unaudited)                                                        3

                Consolidated Statements of Cash Flows for the Three Months Ended
                  June 29, 2000 and June 30, 1999 (unaudited)                                      4

                Notes to Consolidated Financial Statements                                         5

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                              6

PART II    -    OTHER INFORMATION                                                                  9

SIGNATURES                                                                                        10

PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                  JUNE 29, 2000           MARCH 31, 2000
                                                                                  -------------         -----------------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash                                                                              $ 14,555               $ 21,660
  Accounts receivable, less allowance for doubtful accounts of $561
    and $416 at June 29, 2000 and March 31, 2000, respectively                       119,313                108,247
  Inventories                                                                        237,165                205,016
  Other current assets                                                                 6,641                  5,622
                                                                                    --------               --------
          Total current assets                                                       377,674                340,545
                                                                                    --------               --------
Property, plant and equipment, net of accumulated depreciation of $59,178
  and $56,651 at June 29, 2000 and March 31, 2000, respectively                       94,505                 95,041

Net cash surrender value of life insurance policies                                   27,525                 22,894
Debt issue costs, net of accumulated amortization                                      4,403                  4,773
Other assets                                                                             948                  1,121
                                                                                    --------               --------
          Total assets                                                              $505,055               $464,374
                                                                                    ========               ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                                  $130,948               $119,499
  Accrued employee compensation and related taxes                                      8,109                 12,411
  Accrued employee benefits                                                            9,391                  8,927
  Accrued interest                                                                    12,950                  7,031
  Other accrued liabilities                                                            6,316                  5,939
  Deferred income taxes                                                               18,986                 18,986
  Current portion of long-term debt                                                    2,400                  2,604
                                                                                    --------               --------
          Total current liabilities                                                  189,100                175,397
                                                                                    --------               --------

Long term debt                                                                       303,044                282,943
Deferred income taxes                                                                 16,829                 16,400
Other long-term liabilities                                                            3,620                  3,999

Stockholder's equity:
  Preferred stock, $.01 par value; 200 shares authorized and unissued                    ---                    ---
  Common stock, $.01 par value; 2,800 shares authorized;128 shares
    issued and outstanding                                                               ---                    ---
  Capital in excess of par value                                                      91,348                 91,348
  Accumulated other comprehensive loss                                                (1,062)                  (763)
  Accumulated deficit                                                                (97,824)              (104,950)
                                                                                    --------               --------
          Total stockholder's equity                                                  (7,538)               (14,365)
                                                                                    --------               --------
          Total liabilities and stockholder's equity                                $505,055               $464,374
                                                                                    ========               ========

See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)



                                                                                         THREE MONTHS ENDED
                                                                                 ----------------------------------
                                                                                 JUNE 29, 2000        JUNE 30, 1999
                                                                                 -------------        -------------
                                                                                             (UNAUDITED)
Revenues                                                                            $268,424             $220,889

Cost of sales                                                                        193,928              156,858
                                                                                    --------             --------
          Gross profit                                                                74,496               64,031

Expenses:
  Warehouse and delivery                                                              33,995               29,422
  Selling                                                                              9,735                8,259
  General and administrative                                                          12,393               12,346
                                                                                    --------             --------
          Total expenses                                                              56,123               50,027
                                                                                    --------             --------
Income from operations                                                                18,373               14,004

Interest expense, net                                                                 10,770                9,698
                                                                                    --------             --------

Income before income taxes                                                             7,603                4,306

Income tax expense                                                                       477                  312
                                                                                    --------             --------

Net income                                                                             7,126                3,994

Other comprehensive income (loss), net of income tax                                    (299)                  62
                                                                                    --------             --------

Comprehensive income                                                                  $6,827               $4,056
                                                                                    ========             ========

See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)



                                                                                         THREE MONTHS ENDED
                                                                                 ----------------------------------
                                                                                 JUNE 29, 2000        JUNE 30, 1999
                                                                                 -------------        -------------
                                                                                             (UNAUDITED)

OPERATING ACTIVITIES
Net income                                                                           $ 7,126              $ 3,994
Adjustments to reconcile net income to net cash used for operating activities
    Depreciation and amortization                                                      2,679                2,442
    Amortization of debt issue costs and discount on senior notes                        370                  371
    (Gain) loss on sale of property, plant and equipment                                  22                 (256)
    ESOP contribution                                                                  1,036                  886
    Provision for bad debts                                                              309                  231
    Changes in assets and liabilities:
      Accounts receivable                                                            (11,375)                (754)
      Inventories                                                                    (32,149)              (6,164)
      Increase in cash surrender value of life insurance                              (4,768)              (3,792)
      Accounts payable and accrued liabilities and expenses                           12,871              (10,711)
      Accrued postretirement benefits                                                    ---                  120
      Current and deferred income taxes                                                  429                  241
      Non-trade receivable                                                              (804)              (1,500)
      Other                                                                             (697)                 320
                                                                                    --------             --------
      Net cash used in operating activities                                          (24,951)             (14,572)
                                                                                    --------              -------

INVESTING ACTIVITIES
Additions to property, plant and equipment                                            (2,185)              (1,043)
Proceeds from the sale of property, plant and equipment                                    9                  387
Premiums paid on life insurance policies                                                (237)                (276)
Proceeds from redemption of life insurance policies                                      374                  ---
                                                                                    --------              -------
      Net cash used in investing activities                                           (2,039)                (932)
                                                                                    --------              -------

FINANCING ACTIVITIES
Net borrowings under revolving loan agreements                                        20,647               15,943
Payments on other debt                                                                  (750)                (750)
Cash dividend to parent                                                                  ---               (2,300)
                                                                                    --------              -------
      Net cash provided by financing activities                                       19,897               12,893
                                                                                    --------              -------

Effect of exchange rate changes on cash                                                  (12)                  23
                                                                                    --------              -------

NET DECREASE IN CASH                                                                  (7,105)              (2,588)
Cash at beginning of period                                                           21,660               17,860
                                                                                    --------              --------

CASH AT END OF PERIOD                                                                $14,555              $15,272
                                                                                     =======              =======

See accompanying notes.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2000

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at June 29, 2000 and the consolidated results of operations and comprehensive income and cash flows for the three months ended June 29, 2000 and June 30, 1999. The consolidated results of operations and comprehensive income for the three months ended June 29, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   COMPREHENSIVE INCOME

     For the three months ended June 29, 2000 and June 30, 1999, comprehensive income (loss) included foreign currency translation adjustments of ($299,000) and $62,000, respectively.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 29, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

REVENUE. Revenues for the first quarter of fiscal 2001 were $268.4 million, compared to $220.9 million for the same period in fiscal 2000. Revenues from our domestic operations increased $45.3 million (21.3%) to $257.5 million in the first quarter of fiscal 2001 when compared to $212.2 million for the same period in fiscal 2000. This increase was attributable to a 25% increase in tonnage shipped, partially offset by weaker prices. Revenue from our Canadian operations increased 25.3% to $10.9 million in the first quarter of fiscal 2001 when compared to $8.7 million in the same period in fiscal 2000.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2001 was $74.5 million, compared to $64.0 million for the same period in fiscal 2000, while consolidated gross margins were 27.8% and 29.0%, respectively. Gross profit for the fiscal 2000 period included a LIFO credit of $1.0 million; there was no LIFO credit recorded in the fiscal 2001 period. Gross profit from our Canadian operations was $2.6 million and gross margin was 23.9% during the first quarter of fiscal 2001, compared to $2.0 million and 23.0%, respectively, for the same period in fiscal 2000. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 27.9% for the first quarter of fiscal 2001 compared to 28.8% for the same period in fiscal 2000. The decrease of 0.9% was the result of changes in customer and product mixes.

EXPENSES. Total operating expenses for the first quarter of fiscal 2001 were $56.1 million (20.9% of revenues), compared to $50.0 million (22.6% of revenues) for the same period in fiscal 2000. The higher operating expenses generally reflect variable expenses incurred to support increased tonnage shipped and costs associated with new or expanded facilities.

Warehouse and delivery expenses for the first quarter of fiscal 2001 were $34.0 million (12.7% of revenues), compared to $29.4 million (13.3% of revenues) for the same period in fiscal 2000. The fiscal 2001 period included higher compensation expense and transportation and freight costs resulting from the increase in tonnage shipped, and higher lease costs associated with new or expanded facilities. As of June 29, 2000, 1,220 employees were involved in warehouse and delivery activities, compared to 1,114 as of June 30, 1999.

Selling expenses for the first quarter of fiscal 2001 were $9.7 million (3.6% of revenues), compared to $8.3 million (3.8% of revenues) for the same period in fiscal 2000. The increase resulted from higher accruals for incentive compensation based on sales and gross profit levels.

General and administrative expenses were $12.4 million (4.6% of revenues) during the first quarter of 2001 compared to $12.3 million (5.6% of revenues) for the same period in fiscal 2000. The fiscal 2001 period was impacted by higher accruals for incentive compensation offset by proceeds received on life insurance policies. In addition, the first quarter of fiscal 2000 included a gain on sale of assets that did not reoccur during the same period in fiscal 2001.

NET INTEREST EXPENSE. Net interest expense was $10.8 million for the first quarter of fiscal 2001 compared to $9.7 million in the same period in fiscal 2000. Such amounts include interest and amortization of debt issue costs related to our revolving credit facility ("Revolving Credit Facility"), our 9-1/2% senior notes ("Senior Notes"), our variable rate term loan ("Term Loan") and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 29, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999. (CONTINUED)

Interest expense and amortization of debt issue costs related to the our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $7.3 million for the first quarter of fiscal 2001 compared to $6.7 million for the same period in fiscal 2000. The average outstanding indebtedness during the first quarter of fiscal 2001 was $310.7 million, compared to $308.5 million for the same period in fiscal 2000. The weighted average interest rate on such indebtedness was 9.04% during the first quarter of fiscal 2001 versus 7.72% during the same period in fiscal 2000. During the three months ended June 29, 2000 and June 30, 1999, borrowings under the Revolving Credit Facility averaged $96.0 million and $92.4 million and the average interest rate on such borrowings was 8.33% and 6.88%, respectively.

Interest expense associated with borrowings against the cash surrender value of certain life insurance policies maintained was $3.4 million during the first quarter of fiscal 2001 period compared to $3.0 million for the same period in fiscal 2000.

The interest rates on our 9 1/2% Senior Notes and on the borrowings under the life insurance policies are fixed at 9.50% and 11.76%, respectively. The interest rates on our Revolving Credit Facility and Term Loan are floating (8.30% and 10.06%, respectively, as of June 29, 2000).

Pursuant to our interest rate swap agreement with Bankers Trust Company covering a notional amount of $95 million under the Term Loan, we received $0.1 million during the first quarter of fiscal 2001 versus paying $0.2 million in interest during the same period in fiscal 2000.

INCOME TAXES. Income tax expense for the first quarter of fiscal 2001 and 2000 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first quarter of fiscal 2001 and 2000 were offset by recognition of tax benefits associated with our loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $188.6 million at June 29, 2000 when compared to $165.1 million at March 31, 2000 primarily as the result of higher inventories and accounts receivable. Our primary sources of cash during the first quarter of fiscal 2001 consisted of funds provided by borrowings under our Revolving Credit Facility of $20.6 million. The primary uses of cash consisted of: (i) cash used in operations, $25.0 million; and (ii) capital expenditures, $2.2 million.

Cash used in operating activities was $25.0 million (9.3% of revenues) in the first quarter of fiscal 2001 compared to $14.5 million (6.6% of revenues) in the same period of fiscal 2000. The increase is primarily due to changes in working capital necessary to support current sales levels.

For fiscal 2001, we have planned approximately $14.0 million of capital expenditures to be financed from internally generated funds. Approximately $11.3 million is for routine replacement of machinery and equipment and facility improvements and expansions, and $2.7 million is for further additions to our management information systems. During the first three months of fiscal 2001, we spent $2.2 million for planned capital expenditures.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Our cash requirements for debt service and related obligations through the end of fiscal 2001 are expected to consist primarily of interest payments under the Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the 9 1/2% Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and the ESOP, capital expenditures and principal and interest payments on our industrial revenue bonds. As of June 29, 2000, principal payments required by our outstanding industrial revenue bond indebtedness amount to $0.9 million in fiscal 2001, $1.4 million in fiscal years 2002 through 2004 and $6.2 million in the aggregate thereafter through 2010. We will not be required to make any principal payments on our 9 1/2% Senior Notes until 2005. Our Revolving Credit Facility will mature in 2003 and our Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. As of June 29, 2000, we were in compliance with all covenants under the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes. Although compliance with such covenants in the future is largely dependent on our future performance and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

At June 29, 2000, our primary sources of liquidity were available borrowings of $121.5 million under the Revolving Credit Facility, available borrowings of approximately $10.2 million against certain life insurance policies and internally generated funds. Borrowings under our Revolving Credit Facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets. Our Term Loan is secured by a first priority lien on a substantial portion of current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies, are non-recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies. For the first quarter of fiscal 2001, dividend income earned under the policies totaled $3.1 million, compared to $2.9 million for the same period in fiscal 2000 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of June 29, 2000, there was approximately $27.5 million of cash surrender value in all life insurance policies we maintained, net of borrowings.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On July 19, 2000, our sole stockholder executed and delivered a written consent of stockholder.

         (b) The consent provided for the re-election of our Board of Directors, including the re-election of Mr. G. Robert Durham to our Board of Directors pursuant to the rights of the holders of Holding's Series A 13% Cumulative Preferred Stock. The consent also provided for the appointment of Ernst & Young LLP as our auditors for the fiscal year ending March 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  EXHIBITS

              Exhibit 27. Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

              The Registrant was not required to file a Form 8-K during the quarter ended June 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       EARLE M. JORGENSEN COMPANY

                                       /s/ Maurice S. Nelson, Jr.
                                       ---------------------------------------
Date: July 27, 2000                    Maurice S. Nelson, Jr.
                                       President, Chief Executive Officer


                                       /s/ William S. Johnson
Date: July 27, 2000                    ---------------------------------------
                                       William S. Johnson
                                       Vice President, Chief Financial Officer
                                       and Secretary (Principal Financial and
                                       Accounting Officer)