Form 10-Q
period 2000-09-28
JORGENSEN EARLE M CO /DE/
filed 2000-11-01
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-7537

                           EARLE M. JORGENSEN COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                         95-0886610
---------------------------------------------               -------------------
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

  3050 EAST BIRCH STREET, BREA, CALIFORNIA                         92821
---------------------------------------------               -------------------
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

Yes  /X/     No   / /

State the aggregate market value of the voting stock held by non-affiliates of the registrant. NONE

Outstanding common stock, par value $.01 per share, at October 31, 2000 - 128 SHARES

                           EARLE M. JORGENSEN COMPANY
                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART  I   -   FINANCIAL INFORMATION

Item 1        CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Balance Sheets at September 28, 2000 (unaudited) and                       2
                    March 31, 2000

              Consolidated Statements of Income and Comprehensive Income for
                    the Three Months and Six Months Ended September 28, 2000 and
                    September 30, 1999 (unaudited)                                                    3

              Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                    September 28, 2000 and September 30, 1999 (unaudited)                             4

              Notes to Consolidated Financial Statements                                              5

Item 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                                                     6

PART II   -   OTHER INFORMATION                                                                      10

SIGNATURES                                                                                           11


PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 SEPTEMBER 28,    MARCH 31,
                                                                                    2000            2000
                                                                                 ------------   ------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
         Cash                                                                      $  15,340      $  21,660
         Accounts receivable, less allowance for doubtful accounts of $395 and
            $416 at September 28, 2000 and March 31, 2000, respectively              120,384        108,247
         Inventories                                                                 250,265        205,016
         Other current assets                                                          6,535          5,622
                                                                                 ------------   ------------
                  Total current assets                                               392,524        340,545
                                                                                 ------------   ------------

Property, plant and equipment, net of accumulated depreciation of $61,920
    and $56,651 at September 28, 2000 and March 31, 2000,  respectively               95,330         95,041
Net cash surrender value of life insurance policies                                   30,977         22,894
Debt issue costs, net of accumulated amortization                                      4,032          4,773
Other assets                                                                             825          1,121
                                                                                 ------------   ------------
                  Total assets                                                     $ 523,688      $ 464,374
                                                                                 ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Accounts payable                                                          $ 103,055      $ 119,499
         Accrued employee compensation and related taxes                               9,126         12,411
         Accrued interest                                                             18,965          8,927
         Accrued employee benefits                                                    10,074          7,031
         Other accrued liabilities                                                     6,393          5,939
         Deferred income taxes                                                        18,986         18,986
         Current portion of long-term debt                                             2,400          2,604
                                                                                 ------------   ------------
                  Total current liabilities                                          168,999        175,397
                                                                                 ------------   ------------

Long term debt                                                                       335,582        282,943
Deferred income taxes                                                                 17,202         16,400
Other long-term liabilities                                                            3,602          3,999

Commitments and contingencies

Stockholder's equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued                      ---            ---
Common stock, $.01 par value; 2,800 shares authorized; 128 shares issued
   and outstanding                                                                       ---            ---
Capital in excess of par value                                                        91,329         91,348

Accumulated other comprehensive loss                                                  (1,205)          (763)

Accumulated deficit                                                                  (91,821)      (104,950)
                                                                                 ------------   ------------
                  Total stockholder's equity                                          (1,697)       (14,365)

                                                                                 ------------   ------------
                  Total liabilities and stockholder's equity                       $ 523,688      $ 464,374
                                                                                 ============   ============


SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                             ---------------------------   ---------------------------
                                             SEPTEMBER 28,  SEPTEMBER 30,  SEPTEMBER 28,  SEPTEMBER 30,
                                                 2000           1999           2000           1999
                                             ------------   ------------   ------------   ------------
Revenues                                      $ 260,827      $ 219,391      $ 529,251      $ 440,280

Cost of sales                                   187,657        154,708        381,585        311,566
                                             ------------   ------------   ------------   ------------

         Gross profit                            73,170         64,683        147,666        128,714

Expenses:
 Warehouse and delivery                          33,314         29,804         67,309         59,226
 Selling                                          9,379          8,086         19,114         16,345
 General and administrative                      12,939         12,330         25,332         24,676
                                             ------------   ------------   ------------   ------------
         Total expenses                          55,632         50,220        111,755        100,247
                                             ------------   ------------   ------------   ------------

Income from operations                           17,538         14,463         35,911         28,467

Interest expense, net                            11,203         10,418         21,973         20,116
                                             ------------   ------------   ------------   ------------

Income before income taxes                        6,335          4,045         13,938          8,351

Income tax expense                                  332            290            809            602
                                             ------------   ------------   ------------   ------------

Net income                                        6,003          3,755         13,129          7,749

Other comprehensive income (loss), net of
    income tax                                     (143)           (15)          (442)            47
                                             ------------   ------------   ------------   ------------

Comprehensive income                          $   5,860      $   3,740      $  12,687      $   7,796
                                             ============   ============   ============   ============


SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                 ------------------------------
                                                                                 SEPTEMBER 28,     SEPTEMBER 30,
                                                                                     2000              1999
                                                                                 ------------      ------------
OPERATING ACTIVITIES
Net income                                                                           $13,129            $7,749
Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                 5,436             4,954
         Amortization of debt issue costs and discount on senior notes                   741               741
         Accrued postretirement benefits                                                 ---               240
         ESOP contribution                                                             1,795             1,399
         Deferred income taxes                                                           823               467
         Loss on sale of property, plant and equipment                                    22                49
         Provision for bad debts                                                         664               516
         Increase in cash surrender value of life insurance                           (7,313)           (5,785)
Changes in assets and liabilities:
                  Accounts receivable                                                (12,801)           (5,661)
                  Inventories                                                        (45,249)           (9,594)
                  Accounts payable and accrued liabilities and expenses               (8,009)              335
                  Non-trade receivable                                                  (147)           (1,848)
                  Other                                                               (1,280)             (176)
                                                                                 ------------      ------------
                  Net cash used in operating activities                              (52,189)           (6,614)
                                                                                 ------------      ------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                                            (5,784)           (2,928)
Proceeds from the sale of property, plant and equipment                                    9               513
Premiums paid on life insurance policies                                              (1,144)           (1,144)
Proceeds from redemption of life insurance policies                                      374               ---
                                                                                 ------------      ------------
                  Net cash used in investing activities                               (6,545)           (3,559)
                                                                                 ------------      ------------

FINANCING ACTIVITIES
Net borrowings under revolving loan agreements                                        54,335            14,171
Payments on other debt                                                                (1,900)           (1,000)
Cash dividend to parent                                                                  (18)           (6,422)
                                                                                 ------------      ------------
                  Net cash provided by financing activities                           52,417             6,749
                                                                                 ------------      ------------

Effect of exchange rate changes on cash                                                   (3)               10
                                                                                 ------------      ------------

NET DECREASE IN CASH                                                                  (6,320)           (3,414)
Cash at beginning of period                                                           21,660            17,860
                                                                                 ------------      ------------

CASH AT END OF PERIOD                                                                $15,340           $14,446
                                                                                 ============      ============


SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2000

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

     In the opinion of management, the accompanying unaudited consolidated financial statements and related condensed notes have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at September 28, 2000, the consolidated results of income and comprehensive income for the three months and six months ended September 28, 2000 and September 30, 1999, and consolidated cash flows for the six months ended September 28, 2000 and September 30, 1999. The consolidated results of income and comprehensive income for the three months and six months ended September 28, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   COMPREHENSIVE INCOME

     Comprehensive income (loss) included foreign currency translation adjustments of ($143,000) and ($15,000) for the comparative three months and ($442,000) and $47,000 for the comparative six months ended September 28, 2000 and September 30, 1999, respectively.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 28, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999.

REVENUE. Revenues for the first six months of fiscal 2001 were $529.3 million, compared to $440.3 million for the same period in fiscal 2000. Revenues from our domestic operations increased $86.0 million (20.3%) to $509.3 million in the first six months of fiscal 2001 when compared to $423.3 million for the same period in fiscal 2000. This increase resulted from a 23% increase in tonnage shipped, partially offset by weaker prices, and was attributable to strong demand of our core products throughout key industries we serve. Revenues from our Canadian operations increased $3.0 million (17.6%) to $20.0 million in the first six months of fiscal 2001 when compared to $17.0 million for the same period in fiscal 2000 as the result of strong local economic conditions.

GROSS PROFIT. Gross profit for first six months of fiscal 2001 was $147.7 million, compared to $128.7 million for the same period in fiscal 2000. Consolidated gross margin for the first six months of fiscal 2001 decreased to 27.9% when compared to 29.2% for the same period in fiscal 2000. Gross profit for the fiscal 2001 period included a LIFO credit of $0.2 million compared to a corresponding LIFO credit of $2.5 million in the fiscal 2000 period. Gross profit from our Canadian operations was $4.8 million and gross margin was 24.0% during the first six months of fiscal 2001, compared to $3.9 million and 22.9%, respectively, for the same period in fiscal 2000. Exclusive of Canadian operations and LIFO adjustments, our gross margin was 28.0% for the first six months of fiscal 2001 compared to 28.9% for the same period in fiscal 2000.

EXPENSES. Total operating expenses for the first six months of fiscal 2001 were $111.8 million (21.1% of revenues), compared to $100.2 million (22.8% of revenues) for the same period in fiscal 2000. The higher operating expenses generally reflect variable expenses incurred to support increased tonnage shipped and costs associated with new or expanded facilities.

Warehouse and delivery expenses for the first six months of fiscal 2001 were $67.3 million (12.7% of revenues), compared to $59.2 million (13.4% of revenues) for the same period in fiscal 2000. The fiscal 2001 period included higher compensation, lease, fuel, maintenance, tooling and supplies expenses resulting from increased tonnage shipped and new or expanded facilities. As of September 28, 2000, 1,234 employees were involved in warehouse and delivery activities, compared to 1,113 as of September 30, 1999.

Selling expenses for the first six months of fiscal 2001 were $19.1 million (3.6% of revenues), compared to $16.3 million (3.7% of revenues) for the same period in fiscal 2000. The fiscal 2001 period included higher accruals for incentive compensation based on sales and gross profit levels.

General and administrative expenses for the first six months of fiscal 2001 were $25.3 million (4.8% of revenues), compared to $24.7 million (5.6% of revenues) for the same period in fiscal 2000. The fiscal 2001 period included higher accruals for management incentives, lower purchase discounts and higher income recognized in connection with life insurance policies.

NET INTEREST EXPENSE. Net interest expense was $22.0 million for the first six months of fiscal 2001 compared to $20.1 million in the same period in fiscal 2000. Such amounts include interest and amortization of debt issue costs related to our revolving credit facility ("Revolving Credit Facility"), our 9-1/2% senior notes ("Senior Notes"), our variable rate term loan ("Term Loan") and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 28, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999. (CONTINUED)

Interest expense and amortization of debt issue costs related to the our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $15.1 million for the first six months of fiscal 2001 compared to $14.2 million for the same period in fiscal 2000. The average outstanding indebtedness during the fiscal 2001 period was $317.5 million, compared to $311.7 million for the same period in fiscal 2000. The weighted-average interest rate on such indebtedness was 9.18% during the first six months of fiscal 2001 versus 8.13% during the same period in fiscal 2000. During the six months ended September 28, 2000 and September 30, 1999, borrowings under the Revolving Credit Facility averaged $103.3 million and $95.9 million and the average interest rate on such borrowings was 8.52% and 7.04%, respectively. Interest expense on borrowings against the cash surrender value of certain life insurance policies maintained was $6.9 million for the first six months of fiscal 2001 period compared to $6.0 million for the same period in fiscal 2000.

The interest rates on our 9 1/2% Senior Notes and on the borrowings under the life insurance policies are fixed at 9.50% and 11.76%, respectively. The interest rates on our Revolving Credit Facility and Term Loan are floating (8.72% and 10.06%, respectively, as of September 28, 2000).

Pursuant to our interest rate swap agreement with Bankers Trust Company covering a notional amount of $95.0 million under the Term Loan, we received $0.3 million during the first six months of fiscal 2001 versus paying $0.3 million in interest during the same period in fiscal 2000.

INCOME TAXES. Income tax expense for the first six months of fiscal 2001 and 2000 included provisions for state and foreign income taxes. Federal tax provisions for the first six months of fiscal 2001 and 2000 were offset by recognition of tax benefits associated with our loss carryforwards.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 28, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUE. Revenues for the second quarter of fiscal 2001 were $260.8 million, compared to $219.4 million for the same period in fiscal 2000. Revenues from our domestic operations increased $40.7 million (19.3%) to $251.8 million in the second quarter of fiscal 2001 when compared to $211.1 million for the same period in fiscal 2000. This increase resulted from a 21% increase in tonnage shipped, partially offset by weaker prices, and was attributable to strong demand of our core products throughout key industries we serve. Revenue from our Canadian operations increased $0.8 million to $9.1 million (9.6%) in the second quarter of fiscal 2001 when compared to $8.3 million in the same period in fiscal 2000 as the result of strong local economic conditions.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2001 was $73.2 million, compared to $64.7 million for the same period in fiscal 2000, while consolidated gross margins were 28.1% and 29.5%, respectively. Gross profit for the fiscal 2001 period included a LIFO credit of $0.2 million compared to a corresponding LIFO credit of $1.5 million in the fiscal 2000 period. Gross profit from our Canadian operations was $2.2 million and gross margin was 24.2% during the second quarter of fiscal 2001, compared to $1.9 million and 22.9%, respectively, for the same period in fiscal 2000. Exclusive of our Canadian operations and LIFO adjustments, gross margin decreased to 28.1% for the second quarter of fiscal 2001 when compared to 29.0% for the same period in fiscal 2000 due to changes in product mix and weaker prices.

EXPENSES. Total operating expenses for the second quarter of fiscal 2001 were $55.6 million (21.3% of revenues), compared to $50.2 million (22.9% of revenues) for the same period in fiscal 2000. The higher operating expenses generally reflect variable expenses incurred to support increased tonnage shipped and costs associated with new or expanded facilities.

Warehouse and delivery expenses for the second quarter of fiscal 2001 were $33.3 million (12.8% of revenues), compared to $29.8 million (13.6% of revenues) for the same period in fiscal 2000. The fiscal 2001 period included higher compensation, lease, fuel, tooling, maintenance and supplies expenses resulting from increased tonnage shipped and new or expanded facilities.

Selling expenses for the second quarter of fiscal 2001 were $9.4 million (3.6% of revenues), compared to $8.1 million (3.7% of revenues) for the same period in fiscal 2000. The fiscal 2001 period included higher accruals for incentive compensation based on sales and gross profit levels.

General and administrative expenses were $12.9 million (4.9% of revenues) during the second quarter of 2001 compared to $12.3 million (5.6% of revenues) for the same period in fiscal 2000. The fiscal 2001 period included higher accruals for management incentives, lower purchase discounts and higher income recognized in connection with life insurance policies. In addition, the second quarter of fiscal 2000 included losses on sale of assets that did not reoccur during the same period in fiscal 2001.

NET INTEREST EXPENSE. Net interest expense was $11.2 million for the second quarter of fiscal 2001 compared to $10.4 million in the same period in fiscal 2000. Such amounts include interest and amortization of debt issue costs related to our Revolving Credit Facility, our Senior Notes, our Term Loan and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

Interest expense and amortization of debt issue costs related to the our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $7.8 million for the second quarter of fiscal 2001 compared to $7.4 million for the same period in fiscal 2000. The average outstanding indebtedness during the second quarter of fiscal 2001 was $324.2 million, compared to $314.9 million for the same period in fiscal 2000. The weighted average interest rate on such indebtedness was 9.32% during the second quarter of fiscal 2001 versus 8.54% during the same period in fiscal 2000. During the three months ended September 28, 2000 and September 30, 1999, borrowings under the Revolving Credit Facility averaged $110.5 million and $99.4 million and the average interest rate on such borrowings was 8.69% and 7.18%, respectively.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 28, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999. (CONTINUED)

Interest expense on borrowings against the cash surrender value of certain life insurance policies maintained was $3.4 million during the second quarter of fiscal 2001 period compared to $3.0 million for the same period in fiscal 2000.

Pursuant to our interest rate swap agreement, we received $0.2 million from Bankers Trust Company during the three months ended September 28, 2000, compared to paying Bankers Trust Company $0.1 million for the same period in fiscal 2000.

INCOME TAXES. Income tax expense for the second quarter of fiscal 2001 and 2000 included provisions for state and foreign income taxes. Federal tax provisions for the second quarter of fiscal 2001 and 2000 were offset by recognition of tax benefits associated with our loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $223.5 million at September 28, 2000 when compared to $165.1 million at March 31, 2000 primarily as the result of higher inventories and accounts receivable. Our primary cash flows during the first six months of fiscal 2001 consisted of funds provided by borrowings under our Revolving Credit Facility totalling $54.3 million, while the primary uses of cash consisted of: (i) cash used in operations, $52.2 million; and (ii) capital expenditures, $5.8 million.

Cash used in operating activities was $52.2 million (9.9% of revenues) during the first six months of fiscal 2001 compared to $6.6 million (1.5% of revenues) for the same period of fiscal 2000. The increase primarily resulted from maintaining higher levels of inventory in respect to higher revenues.

For fiscal 2001, we have planned approximately $14.0 million of capital expenditures to be financed from internally generated funds. Approximately $11.3 million is for routine replacement of machinery and equipment and facility improvements and expansions, and $2.7 million is for further additions to our management information systems. During the first six months of fiscal 2001, we spent $5.8 million for planned capital expenditures.

Our cash requirements for debt service and related obligations through the end of fiscal 2001 are expected to consist primarily of interest payments under the Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the 9 1/2% Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and the ESOP, capital expenditures and principal and interest payments on our industrial revenue bonds. As of September 28, 2000, principal payments required by our outstanding industrial revenue bond indebtedness amount to $1.4 million in fiscal years 2002 through 2004 and $6.2 million in the aggregate thereafter through 2010. We will not be required to make any principal payments on our Senior Notes until 2005. Our Revolving Credit Facility will mature in 2003 and our Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. As of September 28, 2000, we were in compliance with all covenants under the Revolving Credit Facility, the Term Loan and the Senior Notes. Although compliance with such covenants in the future is largely dependent on our future performance and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

At September 28, 2000, our primary sources of liquidity were available borrowings of $94.6 million under the Revolving Credit Facility, available borrowings of approximately $14.1 million against certain life insurance policies and internally generated funds. Borrowings under our Revolving Credit Facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets. Our Term Loan is secured by a first priority lien on a substantial portion of current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies, are non-recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies. For the first six months of fiscal 2001, dividend income earned under the policies totaled $6.5 million, compared to $5.7 million for the same period in fiscal 2000 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of September 28, 2000, there was approximately $31.0 million of cash surrender value in the life insurance policies we maintain, net of borrowings.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the Revolving Credit Facility, the Term Loan and the Senior Notes prior to their maturities in 2003, 2004 and 2005, respectively; however, we anticipate that it will be necessary to replace or to refinance all or a portion of the Revolving Credit Facility, the Term Loan and the Senior Notes prior to their respective maturities, although there can be no assurance on what terms, if any, we would be able to obtain such refinancing or additional financing. Our ability to make interest payments on the Revolving Credit Facility and the Senior Notes and principal and interest payments on the Term Loan will be dependent on maintaining the level of performance reflected in the last twelve months, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings.



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  EXHIBITS

               Exhibit 27. Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               The Registrant was not required to file a Form 8-K during the quarter ended September 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    EARLE M. JORGENSEN COMPANY




                                    /s/ MAURICE S. NELSON, JR.
                                    ----------------------------------
Date: October 31, 2000              Maurice S. Nelson, Jr.
                                    President, Chief Executive Officer


                                    /s/ WILLIAM S. JOHNSON
                                    ----------------------------------
Date: October 31, 2000              William S. Johnson
                                    Vice President, Chief Financial Officer
                                    and Secretary (Principal Financial and
                                    Accounting Officer)