Form 10-Q
period 2001-01-02
JORGENSEN EARLE M CO /DE/
filed 2001-02-13
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JANUARY 2, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-7537

                           EARLE M. JORGENSEN COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-0886610
--------------------------------------------              ---------------------
      (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  3050 EAST BIRCH STREET, BREA, CALIFORNIA                        92821
--------------------------------------------              ---------------------
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

Outstanding common stock, par value $.01 per share, at
January 31, 2001 - 128 SHARES
                   ----------

                           EARLE M. JORGENSEN COMPANY
                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----
PART  I    -      FINANCIAL INFORMATION

Item 1            CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at January 2, 2001 (unaudited) and                      2
                    March 31, 2000

                  Consolidated Statements of Income and Comprehensive Income for
                    the Three Months and Nine Months Ended January 2, 2001 and
                    January 4, 2000 (unaudited)                                                       3

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                    January 2, 2001 and January 4, 2000 (unaudited)                                   4

                  Condensed Notes to Consolidated Financial Statements                                5

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                                                     6

PART II    -      OTHER INFORMATION                                                                  10

SIGNATURES                                                                                           11

PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            JANUARY 2,    MARCH 31,
                                                                                2001         2000
                                                                             ---------    ---------
                                                                            (UNAUDITED)
ASSETS
Current assets:
         Cash                                                                $  18,532    $  21,660
         Accounts receivable, less allowance for doubtful accounts of $525
            and $416 at January 2, 2001 and March 31, 2000, respectively       107,860      108,247
         Inventories                                                           243,824      205,016
         Other current assets                                                    8,746        5,622
                                                                             ---------    ---------
                  Total current assets                                         378,962      340,545
                                                                             ---------    ---------

Property, plant and equipment, net of accumulated depreciation of $62,686
    and $56,651 at January 2, 2001 and March 31, 2000,  respectively            96,709       95,041
Net cash surrender value of life insurance policies                             21,981       22,894
Debt issue costs, net of accumulated amortization                                3,662        4,773
Other assets                                                                       708        1,121
                                                                             ---------    ---------
                  Total assets                                               $ 502,022    $ 464,374
                                                                             =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Accounts payable                                                    $  85,547    $ 119,499
         Accrued employee compensation and related taxes                        10,427       12,411
         Accrued interest                                                        6,947        7,031
         Accrued employee benefits                                              10,090        8,927
         Other accrued liabilities                                               5,581        5,939
         Deferred income taxes                                                  18,986       18,986
         Current portion of long-term debt                                       3,451        2,604
                                                                             ---------    ---------
                  Total current liabilities                                    141,029      175,397
                                                                             ---------    ---------

Long term debt                                                                 342,772      282,943
Deferred income taxes                                                           17,448       16,400
Other long-term liabilities                                                      3,576        3,999

Commitments and contingencies

Stockholder's equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued               --           --
Common stock, $.01 par value; 2,800 shares authorized; 128 shares issued
   and outstanding                                                                --           --
Capital in excess of par value                                                  86,552       91,348
Accumulated other comprehensive loss
                                                                                (1,132)        (763)
Accumulated deficit                                                            (88,223)    (104,950)
                                                                             ---------    ---------
                  Total stockholder's equity                                    (2,803)     (14,365)
                                                                             ---------    ---------
                  Total liabilities and stockholder's equity                 $ 502,022    $ 464,374
                                                                             =========    =========


SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)


                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                            ----------------------  -----------------------
                                            JANUARY 2,  JANUARY 4,  JANUARY 2,   JANUARY 4,
                                               2001        2000        2001         2000
                                            ---------   ---------   ---------    ---------
Revenues                                    $ 259,507   $ 229,161   $ 788,758    $ 669,441

Cost of sales                                 187,500     162,633     569,085      474,199
                                            ---------   ---------   ---------    ---------

         Gross profit                          72,007      66,528     219,673      195,242

Expenses:
 Warehouse and delivery                        34,948      30,599     102,257       89,825
 Selling                                        8,386       8,252      27,500       24,597
 General and administrative                    12,420      14,651      37,752       39,327
                                            ---------   ---------   ---------    ---------
         Total expenses                        55,754      53,502     167,509      153,749
                                            ---------   ---------   ---------    ---------

Income from operations                         16,253      13,026      52,164       41,493

Interest expense, net                          12,409      11,251      34,382       31,367
                                            ---------   ---------   ---------    ---------

Income before income taxes                      3,844       1,775      17,782       10,126

Income tax expense                                246         225       1,055          827
                                            ---------   ---------   ---------    ---------

Net income                                      3,598       1,550      16,727        9,299

Other comprehensive income (loss), net of
    income tax                                     73          28        (369)          75
                                            ---------   ---------   ---------    ---------

Comprehensive income                        $   3,671   $   1,578   $  16,358    $   9,374
                                            =========   =========   =========    =========


SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                 -------------------------
                                                                                 JANUARY 2,     January 4,
                                                                                    2001           2000
                                                                                 ----------     ----------
OPERATING ACTIVITIES
Net income                                                                        $ 16,727      $  9,299
Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                               8,213         7,418
         Amortization of debt issue costs and discount on senior notes               1,111         1,111
         Accrued postretirement benefits                                              --             360
         ESOP contribution                                                           2,485         1,954
         Deferred income taxes                                                       1,069           556
         Loss on sale of property, plant and equipment                                 132         2,291
         Provision for bad debts                                                     1,130           886
         Increase in cash surrender value of life insurance                          1,384         2,640
Changes in assets and liabilities:
                  Accounts receivable                                                 (743)       (5,614)
                  Inventories                                                      (38,808)      (25,890)
                  Accounts payable and accrued liabilities and expenses            (37,720)       (3,503)
                  Non-trade receivable                                              (1,247)       (2,174)
                  Other                                                             (2,230)       (1,019)
                                                                                  --------      --------
                  Net cash used in operating activities                            (48,497)      (11,685)
                                                                                  --------      --------

INVESTING ACTIVITIES
Additions to property, plant and equipment                                         (10,051)       (5,521)
Proceeds from the sale of property, plant and equipment                                 16         6,765
Premiums paid on life insurance policies                                            (1,144)       (1,881)
Proceeds from redemption of life insurance policies                                    673          --
                                                                                  --------      --------
                  Net cash used in investing activities                            (10,506)         (637)
                                                                                  --------      --------

FINANCING ACTIVITIES
Net borrowings under revolving loan agreements                                      62,826        22,490
Payments on other debt                                                              (2,150)       (1,250)
Cash dividend to parent                                                             (4,795)      (12,876)
                                                                                  --------      --------
                  Net cash provided by financing activities                         55,881         8,364
                                                                                  --------      --------

Effect of exchange rate changes on cash                                                 (6)           35
                                                                                  --------      --------

NET DECREASE IN CASH                                                                (3,128)       (3,923)
Cash at beginning of period                                                         21,660        17,860
                                                                                  --------      --------

CASH AT END OF PERIOD                                                             $ 18,532      $ 13,937
                                                                                  ========      ========

SEE ACCOMPANYING NOTES.

EARLE M. JORGENSEN COMPANY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2001

1.   BASIS OF PRESENTATION

     The Earle M. Jorgensen Company (the "Company") is a wholly owned subsidiary of the Earle M. Jorgensen Holding Company, Inc. ("Holding").

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including Earle M. Jorgensen (Canada) Inc. and Stainless Insurance Ltd., a captive insurance subsidiary. All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited consolidated financial statements and related condensed notes have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at January 2, 2001, the consolidated results of income and comprehensive income for the three months and nine months ended January 2, 2001 and January 4, 2000, and consolidated cash flows for the nine months ended January 2, 2001 and January 4, 2000. The consolidated results of income and comprehensive income for the three months and nine months ended January 2, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   COMPREHENSIVE INCOME

     Comprehensive income (loss) included foreign currency translation adjustments of $73,000 and $28,000 for the comparative three months and ($369,000) and $75,000 for the comparative nine months ended January 2, 2001 and January 4, 2000, respectively.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: NINE MONTHS ENDED JANUARY 2, 2001 COMPARED TO NINE MONTHS ENDED JANUARY 4, 2000.

REVENUE. Revenues for the first nine months of fiscal 2001 were $788.8 million, compared to $669.4 million for the same period in fiscal 2000. Revenues from our domestic operations increased $115.8 million (18.0%) to $758.7 million in the first nine months of fiscal 2001 when compared to $642.9 million for the same period in fiscal 2000. This increase resulted from an 18% increase in tonnage shipped attributable to strong demand of our core products throughout key industries we serve. Revenues from our Canadian operations increased $3.5 million (13.2%) to $30.1 million in the first nine months of fiscal 2001 when compared to $26.6 million for the same period in fiscal 2000 as the result of strong local economic conditions and expansion into new markets.

GROSS PROFIT. Gross profit for first nine months of fiscal 2001 was $219.7 million, compared to $195.2 million for the same period in fiscal 2000. Consolidated gross margin for the first nine months of fiscal 2001 decreased to 27.9% when compared to 29.2% for the same period in fiscal 2000. Gross profit for the fiscal 2001 period included a LIFO credit of $0.1 million compared to a corresponding LIFO credit of $4.1 million in the fiscal 2000 period. Gross profit from our Canadian operations was $7.1 million and gross margin was 23.6% during the first nine months of fiscal 2001, compared to $6.1 million and 22.9%, respectively, for the same period in fiscal 2000. Exclusive of Canadian operations and LIFO adjustments, our gross margin was 28.0% for the first nine months of fiscal 2001 compared to 28.8% for the same period in fiscal 2000.

EXPENSES. Total operating expenses for the first nine months of fiscal 2001 were $167.5 million (21.2% of revenues), compared to $153.7 million (23.0% of revenues) for the same period in fiscal 2000. Excluding losses from the sale of fixed assets, our operating expenses were $167.4 million during the first nine months of fiscal 2001, compared to $151.4 million for the same period in fiscal 2000. The higher operating expenses generally reflect variable expenses incurred to support increased tonnage shipped and costs associated with new or expanded facilities.

Warehouse and delivery expenses for the first nine months of fiscal 2001 were $102.3 million (13.0% of revenues), compared to $89.8 million (13.4% of revenues) for the same period in fiscal 2000. The fiscal 2001 period included higher compensation, lease, fuel, maintenance, tooling and supplies expenses resulting from increased tonnage shipped and new or expanded facilities. As of January 2, 2001, 1,260 employees were involved in warehouse and delivery activities, compared to 1,135 as of January 4, 2000.

Selling expenses for the first nine months of fiscal 2001 were $27.5 million (3.5% of revenues), compared to $24.6 million (3.7% of revenues) for the same period in fiscal 2000. The fiscal 2001 period included higher accruals for incentive compensation based on revenue and gross profit levels.

General and administrative expenses for the first nine months of fiscal 2001, excluding losses from the sale of fixed assets, were $37.6 million (4.8% of revenues), compared to $37.0 million (5.5% of revenues) for the same period in fiscal 2000. The fiscal 2001 period included higher accruals for management incentives and lower purchase discounts offset by higher income recognized in connection with life insurance policies. Losses from the sale of fixed assets totaled $0.1 million and $2.3 million during the fiscal 2001 and 2000 periods, respectively.

NET INTEREST EXPENSE. Net interest expense was $34.4 million for the first nine months of fiscal 2001 compared to $31.4 million in the same period in fiscal 2000. Such amounts include interest and amortization of debt issue costs related to our revolving credit facility ("Revolving Credit Facility"), our 9-1/2% senior notes ("Senior Notes"), our variable rate term loan ("Term Loan") and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: NINE MONTHS ENDED JANUARY 2, 2001 COMPARED TO NINE MONTHS ENDED JANUARY 4, 2000. (CONTINUED)

Interest expense and amortization of debt issue costs related to the our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $23.9 million for the first nine months of fiscal 2001 compared to $22.2 million for the same period in fiscal 2000. The average outstanding indebtedness during the fiscal 2001 period was $328.0 million, compared to $314.8 million for the same period in fiscal 2000. The weighted-average interest rate on such indebtedness was 9.21% during the first nine months of fiscal 2001 versus 8.40% during the same period in fiscal 2000. During the nine months ended January 2, 2001 and January 4, 2000, borrowings under the Revolving Credit Facility averaged $114.3 million and $99.0 million and the average interest rate on such borrowings was 8.63% and 7.22%, respectively. Interest expense on borrowings against the cash surrender value of certain life insurance policies maintained was $10.5 million for the first nine months of fiscal 2001 period compared to $9.2 million for the same period in fiscal 2000.

The interest rates on our 9 1/2% Senior Notes and on the borrowings under the life insurance policies are fixed at 9.50% and 11.76%, respectively. The interest rates on our Revolving Credit Facility and Term Loan are floating (8.77% and 9.94%, respectively, as of January 2, 2001).

Pursuant to our interest rate swap agreement with Bankers Trust Company covering a notional amount of $95.0 million under the Term Loan, we received $0.5 million during the first nine months of fiscal 2001 versus paying $0.4 million in interest during the same period in fiscal 2000.

INCOME TAXES. Income tax expense for the first nine months of fiscal 2001 and 2000 included provisions for state and foreign income taxes. Federal tax provisions for the first nine months of fiscal 2001 and 2000 were offset by recognition of tax benefits associated with our loss carryforwards.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED JANUARY 2, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 4, 2000.

REVENUE. Revenues for the third quarter of fiscal 2001 were $259.5 million, compared to $229.2 million for the same period in fiscal 2000. Revenues from our domestic operations increased $29.8 million (13.6%) to $249.4 million in the third quarter of fiscal 2001 when compared to $219.6 million for the same period in fiscal 2000. This increase resulted from a 10% increase in tonnage shipped and was attributable to strong demand of our core products throughout key industries we serve. Revenue from our Canadian operations increased $0.5 million to $10.1 million (5.2%) in the third quarter of fiscal 2001 when compared to $9.6 million in the same period in fiscal 2000 as the result of strong local economic conditions.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2001 was $72.0 million, compared to $66.5 million for the same period in fiscal 2000, while consolidated gross margins were 27.7% and 29.0%, respectively. Gross profit for the fiscal 2001 period included a LIFO charge of $0.1 million compared to a corresponding LIFO credit of $1.6 million in the fiscal 2000 period. Gross profit from our Canadian operations was $2.3 million and gross margin was 22.8% during the third quarter of fiscal 2001, compared to $2.1 million and 21.9%, respectively, for the same period in fiscal 2000. Exclusive of our Canadian operations and LIFO adjustments, gross margin decreased to 27.9% for the third quarter of fiscal 2001 when compared to 28.8% for the same period in fiscal 2000 due to changes in product mix and weaker prices.

EXPENSES. Total operating expenses for the third quarter of fiscal 2001 were $55.8 million (21.5% of revenues), compared to $53.5 million (23.3% of revenues) for the same period in fiscal 2000. Excluding losses from the sale of fixed assets, our operating expenses were $55.7 million during the third quarter of fiscal 2001, compared to $51.3 million for the same period in fiscal 2000. The higher operating expenses generally reflect variable expenses incurred to support increased tonnage shipped and costs associated with new or expanded facilities.

Warehouse and delivery expenses for the third quarter of fiscal 2001 were $34.9 million (13.4% of revenues), compared to $30.6 million (13.4% of revenues) for the same period in fiscal 2000. The fiscal 2001 period included higher compensation, lease, fuel, tooling, maintenance and supplies expenses resulting from increased tonnage shipped and new or expanded facilities.

Selling expenses for the third quarter of fiscal 2001 were $8.4 million (3.2% of revenues), compared to $8.3 million (3.6% of revenues) for the same period in fiscal 2000.

General and administrative expenses, excluding losses from sale of fixed assets, were $12.3 million (4.7% of revenues) during the third quarter of 2001 compared to $12.5 million (5.5% of revenues) for the same period in fiscal 2000. The fiscal 2001 period included higher income recognized in connection with life insurance policies and lower network communication and professional services expenses offset by higher accruals for management incentives and lower purchase discounts. Losses from the sale of fixed assets totaled $0.1 million and $2.2 million during the third quarter of fiscal 2001 and 2000, respectively.

NET INTEREST EXPENSE. Net interest expense was $12.4 million for the third quarter of fiscal 2001 compared to $11.3 million in the same period in fiscal 2000. Such amounts include interest and amortization of debt issue costs related to our Revolving Credit Facility, our Senior Notes, our Term Loan and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

Interest expense and amortization of debt issue costs related to the our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $8.8 million for the third quarter of fiscal 2001 compared to $8.0 million for the same period in fiscal 2000. The average outstanding indebtedness during the third quarter of fiscal 2001 was $347.9 million, compared to $320.0 million for the same period in fiscal 2000. The weighted average interest rate on such indebtedness was 9.26% during the third quarter of fiscal 2001 versus 8.91% during the same period in fiscal 2000. During the three months ended January 2, 2001 and January 4, 2000, borrowings under the Revolving Credit Facility averaged $135.1 million and $104.7 million and the average interest rate on such borrowings was 8.80% and 7.55%, respectively.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED JANUARY 2, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 4, 2000. (CONTINUED)

Interest expense on borrowings against the cash surrender value of certain life insurance policies maintained was $3.6 million during the third quarter of fiscal 2001 period compared to $3.2 million for the same period in fiscal 2000.

Pursuant to our interest rate swap agreement, we received $0.2 million from Bankers Trust Company during the three months ended January 2, 2001, versus paying Bankers Trust Company $0.1 million for the same period in fiscal 2000.

INCOME TAXES. Income tax expense for the third quarter of fiscal 2001 and 2000 included provisions for state and foreign income taxes. Federal tax provisions for the third quarter of fiscal 2001 and 2000 were offset by recognition of tax benefits associated with our loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $237.9 million at January 2, 2001 from $165.1 million at March 31, 2000 primarily as the result of higher inventories. Our primary cash flows during the first nine months of fiscal 2001 consisted of funds provided by borrowings under our Revolving Credit Facility totalling $62.8 million, while the primary uses of cash consisted of: (i) cash used in operations, $48.5 million; (ii) capital expenditures, $10.1 million; and (iii) dividends to Holding, $4.8 million.

Cash used in operating activities was $48.5 million during the first nine months of fiscal 2001 compared to $11.7 million for the same period of fiscal 2000. The increase primarily resulted from maintaining higher levels of inventory in respect to higher revenues and the timing of payments to vendors.

For fiscal 2001, we have planned approximately $14.0 million of capital expenditures to be financed from internally generated funds. Approximately $11.3 million is for routine replacement of machinery and equipment and facility improvements and expansions, and $2.7 million is for further additions to our management information systems. During the first nine months of fiscal 2001, we spent $10.1 million for planned capital expenditures.

During the first nine months of fiscal 2001, we redeemed $4.8 million of our capital stock from retiring and terminated employees, as required by the terms of our ESOP and by Holding's Stockholders' Agreement. We expect that such redemptions for fiscal 2001 will be lower than those paid in fiscal 2000, although the amount or timing of such expenditures is not within our control and there can be no assurance in this regard.

Our cash requirements for debt service and related obligations through the end of fiscal 2001 are expected to consist primarily of interest payments under the Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the 9 1/2% Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and the ESOP, capital expenditures and principal and interest payments on our industrial revenue bonds. As of January 2, 2001, principal payments required by our outstanding industrial revenue bond indebtedness amount to $1.4 million in fiscal years 2002 through 2004 and $6.2 million in the aggregate thereafter through 2010. We will not be required to make any principal payments on our Senior Notes until 2005. Our Revolving Credit Facility will mature in 2003 and our Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. As of January 2, 2001, we were in compliance with all covenants under the Revolving Credit Facility, the Term Loan and the Senior Notes. Although compliance with such covenants in the future is largely dependent on our future performance and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

At January 2, 2001, our primary sources of liquidity were available borrowings of $76.1 million under the Revolving Credit Facility, available borrowings of approximately $2.6 million against certain life insurance policies and internally generated funds. Borrowings under our Revolving Credit Facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets. Our Term Loan is secured by a first priority lien on a substantial portion of current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies, are non-recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies. For the first nine months of fiscal 2001, dividend income earned under the policies totaled $10.1 million, compared to $8.9 million for the same period in fiscal 2000 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of January 2, 2001, there was approximately $22.0 million of cash surrender value in the life insurance policies we maintain, net of borrowings.

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



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   EXHIBITS

               None.

          (b)  REPORTS ON FORM 8-K

               The Registrant was not required to file a Form 8-K during the quarter ended January 2, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       EARLE M. JORGENSEN COMPANY




                                       /s/ Maurice S. Nelson, Jr.
                                       --------------------------
Date: February 12, 2001                Maurice S. Nelson, Jr.
                                       President, Chief Executive Officer

                                       /s/ William S. Johnson
                                       --------------------------
Date: February 12, 2001                William S. Johnson
                                       Vice President, Chief Financial Officer
                                       and Secretary (Principal Financial and
                                       Accounting Officer)