Form 10-K405
period 2001-03-31
JORGENSEN EARLE M CO /DE/
filed 2001-06-29
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2001

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-7537

                           EARLE M. JORGENSEN COMPANY
             (Exact name of registrant as specified in its charter)

                 Delaware                                     95-0886610
         ---------------------------                         -------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

         3050 East Birch Street, Brea, California             92821
         ----------------------------------------             -----
         (Address of principal executive offices)            (Zip Code)

                     Registrant's telephone number:    (714) 579-8823
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

Number of shares outstanding of the registrant's common stock, par value $.01 per share at May 31, 2001 - 128 shares

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

         EMJ carries over 30,000 different carbon, alloy, stainless and aluminum bar, tubing and pipe, and plate and sheet metal products, and provides pre-production processing, such as cutting to length, burning, sawing, honing, shearing, grinding, polishing, and other similar value-added services, to most of the metal products it sells. Our company conducts business through a network of 32 service centers, including three in Canada, three plate processing centers, one cutting center, and one tube honing facility that are supported by a national merchandising office and four regional credit offices.

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

         As a result of these trends, metals service centers play an increasingly important role in all segments of the metals industry. According to industry sources, metals service centers purchase and distribute about 30% of all carbon industrial products and nearly 45% of all stainless steel products produced in the U.S. Metals service centers are the single largest customer group of the U.S. domestic steel industry and serve the metal supply needs of more than 300,000 manufacturers and fabricators through service center locations nationwide. The metals distribution and processing industry generated an estimated $45 billion in revenues in the U.S. in 1998. We believe that the metals service center industry will continue to increase its role as a valuable intermediary between primary metal producers and end users, primarily as a result of (i) the metal producers efforts to increase sales to larger volume purchasers in order to increase production efficiency and (ii) increased demand by end users for outsourced metals processing, just-in-time inventory management and the other value-added materials management services.

         The metals service center industry is highly fragmented, consisting of a large number of small companies, which are limited as to product line, size of inventory and customers located within a specific geographic area, and a few relatively large companies. In addition, the industry includes both general-line distributors, like EMJ, which handle a wide range of metal products, and specialty distributors, which specialize in particular categories of metal products. Geographic coverage by metals service centers is influenced by their national, regional and local representation. Generally, the metals service center industry competes on price and the ability to provide customers with value-added services such as product availability, timely delivery, reliability, quality and processing capability.

         There has been a trend toward consolidation in the industry in recognition of the advantages of larger companies. According to industry sources, the number of steel processors and metals service center companies in the U.S. has been reduced from approximately 7,000 in 1980 to approximately 3,500. Some of our larger competitors are actively engaged in acquisition activities as part of their overall growth strategies.

         The larger and more sophisticated companies, like EMJ, have certain advantages over smaller companies, such as obtaining higher discounts associated with volume purchases, the ability to service customers with operations in multiple locations and the use of more sophisticated information systems. Although EMJ is one of the largest distributors of metals in the U.S., some of our competitors have greater financial resources and most of our competitors are less leveraged than the Company.

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

         In March 2001, we announced additional organizational changes including the redeployment of key managers, elimination of certain administrative and management functions and personnel and shutting down a non-strategic plate processing center. These changes should allow us to better leverage our human capital and to provide a more efficient cost and management structure.

         We believe that the restructuring programs, reengineering initiatives and organization changes described above have substantially reduced costs since their commencement and have resulted in, and will continue to contribute to, a downward trend in operating expense ratios. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

         Our primary business goal is to increase market share, expand services to customers and to improve operating profits and cash flows. Our growth and operating strategies consist of the following elements:

         SATELLITE OPERATIONS AND EXPANSIONS. We believe a key aspect to growth in our industry is having a physical presence in those markets requiring our service. Accordingly, we have formalized a growth strategy to target those geographic areas where we can justify opening a "satellite" location. These locations will be run as small service center operations stocking only those core commodities needed to support targeted industries and customers, with day to day activities managed by only local warehouse and delivery personnel, and marketed by outside salespeople. However, each satellite operation will be supported by inventory, inside salespeople and general management of a core district responsible for the satellite's results of operations. In fiscal 2000, we opened our first satellite operation in Chattanooga, Tennessee; and during fiscal 2001 opened additional satellite operations in Salt Lake City, Utah; York, Pennsylvania; Roseville, Michigan and Brighton, New York. We have identified other potential satellite locations but have not made any commitments to pursue them in the foreseeable future.

         In addition, during fiscal 2001 we expanded our facilities in Plainfield, Indiana and Eldridge, Iowa, relocated our Toronto, Canada operation to a larger facility, and opened a new service center in Edmonton, Canada.

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

         FOCUS ON HIGHER GROSS MARGIN VALUE-ADDED PRODUCTS AND SERVICES. The Company seeks to maintain its gross margins and to increase its market share by
(i) making sales from inventory with value-added services as often as possible, since such sales generally generate higher gross margins, and (ii) providing inventory management and timely delivery services. We believe customers will continue to outsource certain pre-production and other processing activities, including those involving plate, cutting and honing operations. Accordingly, we will focus on increasing our efficiencies and capacities in these value-added operations and in aggressively marketing these services. In addition, we recognize the need by our customers to be assured of on-time delivery of high quality products and services. Accordingly, we will focus on developing the business systems and internal disciplines that will allow us to offer customers "best in class" delivery service. We believe our focus on on-time delivery service will immediately and significantly differentiate us and our service capabilities from others in the industry who generally offer only "best efforts" and less reliable delivery service.

         REALIZE EFFICIENCIES FROM MANAGEMENT INFORMATION SYSTEM INVESTMENTS. The Company has made and will continue to make investments in its management information systems to improve customer service, optimize inventory levels, achieve greater operational efficiencies, and to assist management in identifying additional areas for operational improvement. Planned improvements in the Company's management information system include: (i) a customer relationship management system to further improve customer satisfaction and sales productivity, (ii) additional functionality of our electronic commerce capabilities for sales and supply-chain activities, (iii) continued implementation of warehouse management information systems, including activity-based costing and management systems, and (iv) other system improvements to improve productivity and efficiency.

         CONTINUE COST REDUCTIONS AND PRODUCTIVITY IMPROVEMENTS. The Company will continue to identify and implement initiatives to realize cost savings and to improve profitability and cash flows. The Company believes significant opportunities remain in the areas of inventory handling, logistics, procurement of goods and services, and customer service. The Company seeks to increase asset and employee productivity and to further decrease unit costs through initiatives intended to increase volume, thereby taking advantage of economies of scale. We have already made significant progress in achieving these goals with development and implementation of radio frequency and bar-coding capabilities, and automated storage and retrieval systems.

PRODUCTS AND SUPPLIERS

         As a company, we have designated certain carbon and alloy, aluminum, and stainless products as core product offerings under our bar, tubing and pipe, plate, and sheet product lines. Each of our service centers stocks a broad range of shapes and sizes of each of these products, as dictated by market demand, in an effort to be a market leader in all of the core product lines in its geographic area.

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

         The vast majority of our inventory purchases are made by purchase order, and we have no significant supply contracts with periods in excess of one year. We are not dependent on any single supplier for any product or for a significant portion of our purchases, and in fiscal year 2001 no single supplier represented more than 10% of our total purchases. We purchased less than 10% of our inventory requirements from foreign-based suppliers in fiscal 2001.

CUSTOMERS AND MARKETS

         Our company provides metal products and pre-production processing services to over 40,000 active customers throughout the U.S. and Canada that do business in a wide variety of industries, including machinery manufacturing, transportation, fabricated metal products, aerospace, oil tools, construction, shipbuilding, plastics, chemicals, petrochemicals, farm equipment, food processing, energy and environmental control. We are not dependent on any single customer or industry, and during fiscal 2001 no single customer accounted for more than three percent of our total revenues.

         The vast majority of our sales originate from individual purchase orders and are not subject to ongoing supply contracts; however, we sometimes enter into contracts to purchase and supply specific products over a period of a year or longer. Such contracts provide the customer with greater certainty as to timely delivery, price stability and continuity of supply, and sometimes satisfy particular processing or inventory management requirements. Such contracts have resulted in new customer relationships and increased sales volumes, but can have a slightly lower gross margin than our ordinary sales. We believe such contracts, in the aggregate, represented less than 15% of our total revenues in fiscal 2001.

         Seasonal fluctuations in our business generally occur in the summer months and in November and December, when many customers' plants and production levels are impacted by retooling, vacations or holidays. Order backlog is not a significant factor, as orders are generally filled within 24 hours.

         During fiscal 2001, we processed approximately 7,700 sales transactions per business day generating an average revenue of approximately $545 per transaction. Approximately 91% of our total revenues in fiscal 2001 were from sales of stock inventory maintained by EMJ (referred to as "stock sales" and mostly from core product offerings). The balance of revenues represents special customer requirements that are met by arranging mill-direct sales and by making buy-outs from other distributors of inventory items we do not maintain as stock inventory. Such non-stock sales generally have lower gross margins than stock sales, but provide a valuable customer service.

         The following table sets forth a percentage breakdown of revenues generated from stock sales by product group for the fiscal years ended March 31, 2001, 2000, and 1999.

                                                           Year Ended March 31,
                                                           ---------------------
                                                           2001    2000    1999
                                                           -----   -----   -----
         BARS:
         Carbon and Alloy.................................  38.5%   39.7%   39.1%
         Stainless........................................  11.8    10.5    10.4
         Aluminum.........................................   8.1     7.2     5.9
                                                           -----   -----   -----
         Total............................................  58.4    57.4    55.4
                                                           -----   -----   -----
         TUBING AND PIPE:
         Carbon and Alloy.................................  26.0    27.1    28.3
         Stainless........................................   2.3     2.6     3.2
         Aluminum.........................................   3.2     3.6     3.2
                                                           -----   -----   -----
         Total............................................  31.5    33.3    34.7
                                                           -----   -----   -----
         PLATE:
         Carbon and Alloy.................................   4.0     4.7     5.5
         Stainless........................................   2.2     1.3     1.1
         Aluminum.........................................   3.0     2.5     2.3
                                                           -----   -----   -----
         Total............................................   9.2     8.5     8.9
                                                           -----   -----   -----
         SHEET:
         Carbon and Alloy.................................   0.3     0.3     0.4
         Stainless........................................   0.4     0.3     0.3
         Aluminum.........................................   0.2     0.2     0.2
                                                           -----   -----   -----
         Total............................................   0.9     0.8     0.9
                                                           -----   -----   -----
         Other............................................   0.0     0.0     0.1

                                                           100.0%  100.0%  100.0%
                                                           =====   =====   =====
         Revenues from stock sales as a percentage of
          total revenues..................................  90.6%   89.2%  88.0%
                                                           =====   =====   =====

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

         SERVICE AND PRODUCT SELECTION. We specialize in higher gross margin bar and tubing products that are not commonly sold directly by steel and aluminum producers in small quantities. We serve the needs of our customers by carrying a broad range of shapes and sizes in core products in large quantities, which allows the Company to deliver orders to customers typically within 24 hours from receipt of an order. Each of our service centers strives to be a market leader in our core product lines in their geographic area. Our company benefits from an excellent reputation for quality and service built over its 80 years in operation and has received numerous quality and service awards from its customers. EMJ was among the first in the metals distribution industry to receive multi-site ISO 9002 certification and had the first metals service center to receive QS 9000 certification established by the automobile industry.

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

         EXPERIENCED MANAGEMENT WITH EQUITY OWNERSHIP. Executives and other members of our management group have substantial experience in the metals industry. In addition, our employees directly, and indirectly through the Jorgensen Employee Stock Ownership Plan (the "ESOP"), own in the aggregate approximately 30.0% (21.6% on a diluted basis) of the outstanding Holding Common Stock as of March 31, 2001.

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

MANAGEMENT INFORMATION SYSTEMS

         Our management information systems are designed to provide a competitive advantage in managing activities affecting vendors, products, customers and value-added services and to assist management in identifying additional areas for operational improvement. The systems enhance our ability to utilize electronic commerce in dealing with customers and suppliers, including the use of bar coding, document imaging and other tools that can result in greater efficiencies and increased productivity for all users. Planned improvements in our management information systems include (i) a customer relationship management system to further improve customer satisfaction and sales productivity, (ii) additional functionality of our electronic commerce capabilities for sales and supply-chain activities, (iii) continued implementation of warehouse management information systems, including activity-based costing and management systems, and (iv) other system improvements to improve productivity and efficiency.

EMPLOYEES

         As of March 31, 2001, EMJ employed approximately 2,010 persons, of whom approximately 1,225 were employed in production or shipping, 415 were employed in sales and 370 served in executive, administrative or district office capacities. Three different unions represented approximately 740 of our employees from 15 locations. Our collective bargaining agreements expire on staggered dates between June 30, 2001 and November 30, 2004. We are currently renegotiating one agreement that will expire in June 2001 and expect to have such agreement signed by September 2001. We believe we have a good overall relationship with our employees.

FOREIGN OPERATIONS

         Through our wholly-owned subsidiary, Earle M. Jorgensen (Canada) Inc., a Canadian limited liability company, we operate three service centers, including our Edmonton facility that opened in September 2000. Revenues from our Canadian operations totaled $42.8 million in fiscal 2001, $38.6 million in fiscal 2000 and $31.1 million in fiscal 1999.

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

         During fiscal years 2001, 2000 and 1999, expenditures made in connection with environmental matters totaled approximately $0.2 million, $0.3 million and $2.8 million, respectively, principally for settlement of claims, and monitoring, remediation and investigation activities at sites with contaminated soil and/or groundwater. As of March 31, 2001, there was no accrual for future monitoring, investigation and remediation expenditures that could be reasonably estimated for the following pending environmental matters.

         ALAMEDA STREET (LOS ANGELES). In February 1998, we were notified that our company had potential responsibility for the lead and copper soil contamination of an undeveloped parcel that is adjacent to our Alameda Street property. In March 2000, we completed an approved remediation plan and received a closure letter from the appropriate governmental agencies in July 2000.

         FORGE (SEATTLE/KENT, WA). We indemnified the purchasers of our former Forge facility for remediation of certain conditions at the facility and at an off-site disposal site existing or subsequently determined to be existing at the date of sale. No such claims were made within the timetables allowed under the indemnification agreement. In November 1998, we paid $2.2 million to the current owner of the Forge property as a settlement for any and all remaining or future liabilities related to the remediation of the facility. We continue to monitor the disposal site for environmental conditions in accordance with a consent decree issued by a local governmental agency. Annual costs associated with such monitoring are not significant.

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

         TRI-COUNTY LANDFILL (ILLINOIS). In April 2001, we were served with a complaint by the owner of this landfill (known as the Tri-County/Elgin Landfills Superfund Site (the "Site)) alleging that EMJ, among others, was responsible for certain contamination found at the Site, which resulted from alleged disposal of waste transported from a predecessor of Kilsby prior to Kilsby's merger with EMJ. The owner seeks reimbursement of costs incurred or to be incurred in connection with the investigation and remediation activities required under orders from the United States Environmental Protection Agency. We are investigating the matter and cannot determine at this time, what liability, if any, we may have.

         Although it is possible that new information or future developments could require our company to reassess its potential exposure relating to all pending environmental matters, we believe that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on our financial condition, results of operations or liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material. See Note 8 to Consolidated Financial Statements.

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

COUNTRY/CITY/STATE                 OWNED/                   SIZE
                                   LEASED                 (SQ. FT.)
UNITED STATES:
 Phoenix, Arizona................. Owned                    72,200
 Little Rock, Arkansas............ Leased                   27,700
 Hayward, California.............. Leased                   91,000
 Los Angeles, California.......... Owned                   319,400
 Los Angeles, California (a).......Leased                   83,600
 Denver, Colorado................. Leased                   77,400
 Schaumburg, Illinois............. Owned                   473,300
 Plainfield, Indiana.............. Owned                   225,000
 Eldridge, Iowa................... Leased                  104,500
 Boston, Massachusetts............ Owned                    63,500
 Roseville, Michigan (b).......... Leased                   28,700
 Minneapolis, Minnesota........... Owned                   169,200
 Kansas City, Missouri............ Leased                  120,900
 St. Louis, Missouri.............. Leased                  108,100
 Brighton, New York (b)........... Leased                   31,500
 Charlotte, North Carolina........ Owned                   175,300
 Cincinnati, Ohio................. Leased                  125,200
 Cleveland, Ohio.................. Owned                   200,200
 Cleveland, Ohio.................. Owned                   137,800
 Tulsa, Oklahoma.................. Owned                   108,000
 Tulsa, Oklahoma.................. Owned                   137,900
 Portland, Oregon................. Leased                   33,800
 Philadelphia, Pennsylvania (c)... Leased                  223,800
 York, Pennsylvania (b)(d).........Leased                   28,800
 Chattanooga, Tennessee (b)....... Leased                   27,000
 Memphis, Tennessee............... Leased                   56,500
 Dallas, Texas.................... Owned                   132,800
 Houston, Texas................... Owned                   276,000
 Salt Lake City, Utah (b)......... Leased                   25,400
 Kent, Washington................. Leased                   83,600
CANADA:
 Toronto, Ontario ................ Leased                   61,800
 Montreal, Quebec................. Leased                   82,700
 Edmonton, Alberta................ Leased                   25,800
OTHER PROPERTIES:
 Brea, California (headquarters)...Leased                   35,300

---------------

(a) The operations of this facility will be consolidated with the other Los Angeles location by June 2001.
(b)  These locations are considered satellite operations.
(c) Beginning June 2001, 156,000 square feet of this facility will be subleased under a long-term agreement.
(d) This operation will be relocated to a new and larger leased facility during fiscal 2002.

ITEM 3.  LEGAL PROCEEDINGS

         We are occasionally involved in ordinary, routine litigation incidental to our normal course of business, none of which we believe to be material to our financial condition or results of operations. We maintain various liability insurance coverages to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations. See also "Item 1. Business -- Environmental Matters".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY

         We have 128 shares of common stock par value $.01 per share outstanding, all of which are owned by Holding. For each of fiscal years ended March 31, 2001, 2000 and 1999, we paid cash dividends totaling $5,514,000, $13,372,000 and $17,701,000, respectively, to Holding in connection with the repurchase of its capital stock from employees of EMJ whose employment had terminated, as required by the terms of Holding's Stockholders Agreement and the ESOP. In addition, in fiscal 1998, we paid cash dividends of $45,419,000 to Holding in connection with a refinancing of the indebtedness of the Company and Holding.

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

                                                                           YEAR ENDED MARCH 31,
                                         ------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
                                             2001            2000             1999             1998             1997
                                         -----------     -----------      -----------      -----------      -----------
STATEMENT OF OPERATIONS DATA:
   Revenues                              $ 1,059,681     $   938,252      $   915,811      $ 1,050,005      $ 1,023,565
   Gross profit                              292,418         275,449          265,960          294,624          280,739
   Operating expenses exclusive of
     restructuring and other non-
     recurring charges                       223,222         208,058          198,751          225,019          245,826
   Restructuring and other non-
     recurring charges                         5,320              --               --            2,838           20,088
   Income from operations                     63,876          67,391           67,209           66,767           14,825
   Net interest expense                       44,855          41,595           41,181           41,059           40,880
   Extraordinary loss (1)                         --              --               --            9,075               --
   Net income (loss)                          17,798          23,987           24,493           15,760          (26,556)

BALANCE SHEET DATA:
   Working capital                       $   159,505     $   165,148      $   156,691      $   157,784      $   170,988
   Net property, plant & equipment            98,236          95,041          102,776          106,643          120,050
   Total assets                              484,264         464,374          426,867          443,821          454,882
   Long-term debt (including current
      portion)                               270,184         285,547          296,506          312,234          291,286
   Stockholder's equity                           45         (14,365)         (28,020)         (36,919)           1,927

                                                                           YEAR ENDED MARCH 31,
                                         ------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
                                             2001            2000             1999             1998             1997
                                         -----------     -----------      -----------      -----------      -----------
OTHER SUPPLEMENTAL DATA:
   Depreciation and amortization (2)        $ 11,035         $ 9,951          $ 9,175          $ 9,475         $ 10,620
   Non-cash ESOP expense (3)                   3,196           2,638            2,994            2,788            3,102
   Net cash interest expense (4)              43,137          40,685           37,727           39,993           37,747
   Capital expenditures                       14,475           9,525            8,957            7,264            4,449
   Ratio of earnings to fixed charges (5)       1.36            1.54             1.55             1.54               --


   Dividends paid (6)                          5,514          13,372           17,701           56,888            5,552

---------------
(1) The extraordinary loss of $9,075 includes the write-off of deferred financing costs and payments of call premiums and other expenses in connection with early retirement of debt.

(2) Depreciation and amortization excludes amortization of debt issue costs aggregating $1,482, $1,482, $1,481, $1,757 and $2,144 for the years ended
     March 31, 2001, 2000, 1999, 1998 and 1997, respectively, reflected in the Company's consolidated statements of operations as interest expense.

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

(5) In computing the ratio of earnings to fixed charges, "earnings" represents pre-tax income (loss) plus fixed charges except capitalized interest, if any. "Fixed charges" represents interest whether expended or capitalized, debt cost amortization, and 33% of rent expense, which is representative of the interest factor. Earnings were sufficient to cover fixed charges for the fiscal years ended March 31, 2001, 2000, 1999 and 1998. Earnings were insufficient to cover fixed charges for the fiscal year ended March 31, 1997 by $26,055.

(6) Dividends paid to Holding in connection with the repurchase of its capital stock from terminated employees. In fiscal 1998, the Company also paid a dividend to Holding of $45,419 that was used to repay a portion of Holding Notes and accrued interest.

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

         We believe that the above restructuring programs and the reengineering initiatives have substantially reduced costs since their commencement and have resulted in, and will continue to contribute to, a downward trend in operating expense ratios. Our income from operations before restructuring and other non-recurring charges was $69.2 million in fiscal 2001, $67.4 million in fiscal 2000 and $67.2 million in fiscal 1999. The number of employees decreased from approximately 2,600 on December 31, 1996 to approximately 2,010 on March 31, 2001, including the elimination of a number of corporate managerial positions.

         In order to maintain our competiveness, additional organizational changes were approved by our Board in March 2001. These changes included the redeployment of key managers, elimination of certain administrative and management functions and personnel and shutting down a non-strategic plate processing center. We believe these changes will allow us to better leverage our human capital and to provide a more efficient cost and management structure beginning in fiscal 2002.

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

STATEMENT OF OPERATIONS INFORMATION

         The following table sets forth certain consolidated statement of operations data for the Company. The historical consolidated financial data for the fiscal years ended March 31, 2001, 2000 and 1999 are derived from the historical consolidated financial statements included elsewhere herein.

                                                    Year Ended March 31,
                                  ----------------------------------------------------
                                  2001      %        2000       %        1999        %
                                  ----      -        ----       -        ----        -
                                               (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues..................... $1,059,681  100.0%    $938,252  100.0%    $915,811  100.0%
Gross profit.................    292,418   27.6      275,449   29.4      265,960   29.0
Operating expenses exclusive
 of restructuring and other
 non-recurring expenses......    223,222   21.1      208,058   22.2      198,751   21.7
  Warehouse and delivery
   expenses..................    136,752   12.9      123,566   13.2      120,687   13.2
  Selling expenses...........     36,391    3.5       34,147    3.6       33,918    3.7
  General and administrative
   expenses..................     50,079    4.7       50,345    5.4       44,146    4.8
Income from operations.......     63,876    6.0       67,391    7.2       67,209    7.3
Net interest expense.........     44,855    4.2       41,595    4.4       41,181    4.5
Net income...................     17,798    1.7       23,987    2.6       24,493    2.7

RESULTS OF OPERATIONS -- YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000

         REVENUES. Revenues for fiscal 2001 increased 12.9% to $1,059.7 million, compared to $938.3 million in fiscal 2000. Revenues from our domestic operations increased 13.0% to $1,016.9 million in fiscal 2001, compared to $899.7 million in fiscal 2000 and reflect a 12% increase in tonnage shipped and a 1% increase in average selling prices (material costs increased 3%) when compared to fiscal 2000 levels. Our domestic operations benefited from higher levels of business in core products and in key industries, such as oil services, transportation and industrial tooling and machines, although weakened demand caused by a general economic slowdown was experienced in the fourth quarter of fiscal 2001. Revenues from our international operations increased 10.9% to $42.8 million compared to $38.6 million in fiscal 2000 due to stronger local economic conditions and as the result of the opening of a new service center in Edmonton, Canada in September 2000.

         GROSS PROFIT. Gross profit increased 6.1% to $292.4 million in fiscal 2001, compared to $275.5 million in fiscal 2000. Gross margin declined to 27.6% when compared to 29.4% in fiscal 2000. Fiscal 2001 included a LIFO charge of $0.9 million compared to a corresponding LIFO credit of $9.0 million in fiscal 2000. Gross profit and gross margin from foreign operations was $9.9 million and 23.1% in fiscal 2001, compared to $8.7 million and 22.5% in fiscal 2000. Exclusive of foreign operations and LIFO, gross margin was 27.9% in fiscal 2001, compared to 28.6% in fiscal 2000.

         EXPENSES. Total operating expenses in fiscal 2001 were $228.5 million, including $5.3 million of non-recurring charges associated primarily with workforce reductions and special compensation payable to our chief executive officer. Excluding such non-recurring expenses, operating expenses were $223.2 million, or 21.1% of revenues, compared to $208.1 million, or 22.2% of revenues, in fiscal 2000. The higher operating expenses generally reflect variable expenses incurred to support increased tonnage shipped and costs associated with new or expanded facilities, including our satellite operations.

         Warehouse and delivery expenses increased $13.2 million (10.7%) to $136.8 million in fiscal 2001, compared to $123.6 million in fiscal 2000. As a percent of revenues, warehouse and delivery expenses were 12.9% in fiscal 2001, compared to 13.2% in fiscal 2000. The increase in these expenses was attributable to higher payroll and benefits costs, and to higher lease, depreciation, fuel, maintenance, utilities and other production and facility expenses incurred to support added capacity and services, including those related to facility expansions and satellite operations. As of March 31, 2001, warehouse and delivery activities employed approximately 1,225 employees, compared to 1,150 as of March 31, 2000.

         Selling expenses increased $2.2 million (6.4%) to $36.4 million in fiscal 2001, compared to $34.2 million in fiscal 2000, and decreased as a percent of revenues to 3.5% from 3.6% in fiscal 2000. The increase in selling expenses was attributable to higher accruals for incentive compensation based on revenue and gross profit levels.

         General and administrative expenses, excluding non-recurring charges and gains or losses on sale of fixed assets, increased $2.1 million (4.4%) to $50.1 million in fiscal 2001, compared to $48.0 million in fiscal 2000. As a percentage of revenues, these expenses were 4.7% in fiscal year 2001 and 5.1% in fiscal 2000. The increase in general and adminstrative expenses was attributable to higher payroll and benefits costs, higher accruals for management incentives, increased provisions for bad debt and lower purchase discounts offset by higher income recognized in connection with life insurance policies. Our gains from sale of fixed assets were not significant in fiscal 2001 compared to losses from sale of fixed assets, including our Hawaiian operations, totaling $2.3 million in fiscal 2000.

         NET INTEREST EXPENSE. Net interest expense was $44.9 million in fiscal 2001 and $41.6 million in fiscal 2000. Such amounts include interest on the Revolving Credit Facility, Senior Notes, Term Loan, and borrowings against the cash surrender value of certain life insurance policies, and the amortization of debt issue costs ($1.5 million in fiscal 2001 and in fiscal 2000).

         During fiscal 2001 the average outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) was $325.4 million versus $313.5 million in fiscal 2000. The weighted-average interest rate on such indebtedness during fiscal 2001 was 9.18% versus 8.54% in fiscal 2000. The average borrowings under the Revolving Credit Facility increased to $112.0 million from $98.1 million in fiscal 2000, and the average interest rate increased to 8.48% in fiscal 2001 from 7.42% in fiscal 2000.

         The outstanding borrowings against the cash surrender value of life insurance policies were $132.0 million at March 31, 2001 and $116.5 million at March 31, 2000, and the total interest expense on such borrowings increased to $14.4 million in fiscal 2001 compared to $12.6 million in fiscal 2000. Such increases resulted from net borrowings of $15.5 million against the increased cash surrender value of life insurance policies in November 2000 to pay annual premiums on such policies and to pay interest on previous borrowings (see "---Liquidity and Capital Resources"). As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income earned under the policies was $13.0 million in fiscal 2001, $14.0 million in fiscal 2000 and $10.9 million in fiscal 1999 and is reported as an offset to general and administrative expenses in the consolidated statements of operations.

         The interest rates on the Senior Notes and on the life insurance policy borrowings are fixed at 9.50% and 11.76%, respectively. The interest rates on the Revolving Credit Facility and the Term Loan are floating rates (7.23% and 8.19%, respectively, as of March 31, 2001). Pursuant to an interest rate swap agreement we entered with Bankers Trust Company in June 1998, the interest rate on the Term Loan was fixed at approximately 9.05% through June 2003 (the "Fixed Rate"). Such agreement requires Bankers Trust Company to make payments to our company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the sum of the three month London Interbank Offered Rate plus 3.25% ("Floating LIBOR") and the Fixed
Rate, if the Floating LIBOR is greater than the Fixed Rate, on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, we are required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. During fiscal 2001, Bankers Trust Company paid us $0.7 million of interest as calculated under the provisions described above. Since inception of the interest rate swap agreement, Bankers Trust Company has paid us a net amount of $0.2 million through March 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to $159.5 million at March 31, 2001 when compared to $165.1 million at March 31, 2000. Primary sources of cash in fiscal 2001 consisted of funds provided by operations, $38.0 million. Primary uses of cash in fiscal 2001 consisted of: (i) capital expenditures, $14.5 million; (ii) payments under revolving loan agreements, $13.0 million; and (iii) dividends to Holding, $5.5 million.

         Cash generated from operating activities was $38.0 million (3.6% of revenues) in fiscal 2001 compared to $33.0 million (3.5% of revenues) in fiscal 2000 and $36.0 million (3.9% of revenues) in fiscal 1999.

         During fiscal 2001, we redeemed $5.5 million of our capital stock from retiring and terminated employees, as required by the terms of our ESOP and by Holding's Stockholders' Agreement. We expect that such redemptions for fiscal 2002 will be comparable to those paid in fiscal 2001, although the amount or timing of such expenditures is not within our control and there can be no assurance in this regard.

         Capital expenditures were $14.5 million in fiscal 2001, $9.5 million in fiscal 2000 and $9.0 million in fiscal 1999. Capital expenditures in fiscal 2001 were primarily for routine replacement of machinery and equipment, facility improvements and expansions, and the purchase of computer hardware and software. For fiscal 2002, we have planned approximately $26.2 million of capital expenditures to be financed from internally generated funds and borrowings under our Revolving Credit Facility. Approximately $24.1 million is for facility improvements and expansions and routine replacement of machinery and equipment, and $2.1 million is for further additions and enhancements to our management information systems.

         Ongoing debt service obligations primarily consist of interest payments under our Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the 9 1/2% Senior Notes and principal and interest payments on industrial revenue bonds. As of March 31, 2001, annual principal payments required by our outstanding industrial revenue bonds indebtedness amount to $1.4 million in fiscal years 2002 through 2004, $2.1 in fiscal year 2005, $1.2 in fiscal 2006 and $2.9 million in the aggregate thereafter through 2011. We will not be required to make any principal payments in respect of the 9 1/2% Senior Notes until 2005. The Revolving Credit Facility will mature in 2003 and the Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. The Revolving Credit Facility, the Term Loan and 9 1/2% Senior Notes have covenants in respect of maintenance of minimum working capital and a fixed charge coverage ratio; and although compliance with such covenants in the future is largely dependent on the future performance of our company and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

         As of March 31, 2001, our primary sources of liquidity were available borrowings of approximately $141.4 million under the Revolving Credit Facility, available borrowings of approximately $7.3 million against certain life insurance policies and internally generated funds. Borrowings under the Revolving Credit Facility are secured by our domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of such accounts receivable and inventory. The Term Loan is secured by a first priority lien on a substantial portion of our current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse. The interest rate on the life insurance policy loans is 0.5% greater than the dividend income rate on the policies. As of March 31, 2001, there was approximately $25.1 million of cash surrender value in all life insurance policies maintained, net of borrowings. In addition, our Canadian subsidiary has available its own credit facilities of up to CND$13.8 million, including a revolving credit facility of CND$6.0 million, a financial credit facility of CND$7.0 million, to be used for hedging foreign currency and rate fluctuations, and a special credit facility of CND$0.8 million for letters of guarantee in connection with a lease for a newly constructed facility in Toronto. As of March 31, 2001, CND$2.0 million (USD$1.2 million) was outstanding under the revolving credit facility and a letter of guarantee for CND$0.7 million (USD$0.4 million) was issued. None of the financial credit facility was used as of March 31, 2001.

         For fiscal 2001, EBITDA totaled $84.3 million (8.0% of revenues), compared to $71.4 million (7.6% of revenues) in fiscal 2000. EBITDA, which represents income from operations before non-recurring charges, net interest expense, taxes, depreciation, amortization, LIFO adjustments, and certain other non-cash expenses, including ESOP and post-retirement accruals, is provided as an important measure of our ability to service debt. However, EBITDA should not be considered in isolation or as a substitute for consolidated results of operations and cash flows data presented in the accompanying consolidated financial statements.

         We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes prior to their maturities in 2003, 2004 and 2005, respectively; however, we anticipate that it will be necessary to replace or to refinance all or a portion of the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes prior to their respective maturities, although there can be no assurance on what terms, if any, our company would be able to obtain such refinancing or additional financing. Our ability to make interest payments on the Revolving Credit Facility and the 9 1/2% Senior Notes and principal and interest payments on the Term Loan will be dependent on maintaining the level of performance reflected in the fiscal 2001 results, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings. Our earnings were sufficient to cover fixed charges for fiscal years 2001, 2000 and 1999.

ENVIRONMENTAL CONTINGENCIES

         There are currently remediation and/or investigation activities at several former facilities where soil and/or groundwater contamination is present. As of March 31, 2001, there was no reserve to cover those future environmental investigation and remediation costs that are known or can be reasonably estimated. See Note 8 to Consolidated Financial Statements included elsewhere herein for a more detailed discussion of specific environmental contingencies.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates, foreign currency exchange rates and commodity prices is not considered material based on the nature and extent of its financial instruments, foreign operations and related activities and normal business cycles. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations -- Year ended March 31, 2001 compared to year ended March 31, 2000".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age (at March 31, 2001), principal occupation and business experience during the last five years of each of the directors and executive officers of the Company and Holding. The directors and executive officers of the Company and Holding are identical. The executive officers serve at the pleasure of the Board of Directors of the Company and Holding, respectively.

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

         Prior to January 1, 1998, non-officer directors, other than Messrs. Schuchert and Nickell, were paid an annual retainer of $25,000 plus $1,000 for each board meeting attended. Effective January 1, 1998, January 1, 1999, January 1, 2000 and January 1, 2001, each of such non-officer directors was granted options to purchase 10,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant. Such options will vest in four equal increments at the end of each calendar quarter. Effective April 1, 1997, April 1, 1998, April 1, 1999, April 1, 2000 and April 1, 2001, in consideration for his service as a director, Chairman of the Executive Committee and Chairman of the Board, Mr. Roderick was granted options to purchase 20,000 shares of Holding Common Stock, in each case at their fair market value as established by the most recent appraisal available at the date of the grant. Such options are fully vested. The Company expects to continue the practice of paying director's fees with grants of stock options.

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

               NAME                        AGE                    POSITION
               ----                        ---                    --------
               David M. Roderick           77     Chairman of the Board and Chairman of the
                                                     Executive Committee and Director

               Maurice S. Nelson, Jr.      63     President, Chief Executive Officer and Chief Operating Officer,
                                                     Director and Member of the Executive Committee

               William S. Johnson          43     Vice President and Chief Financial Officer
                                                     (Principal Financial and Accounting Officer) and Secretary

               Frank D. Travetto           48     Vice President Merchandising

               Kenneth L. Henry            54     Vice President

               James D. Hoffman            42     Vice President


               R. Neil McCaffery           51     Executive Vice President

               Joseph S. Schuchert         72     Director

               William A. Marquard         81     Director and Chairman of the Audit Committee

               Frank T. Nickell            53     Director and Member of the Executive Committee and
                                                     the Audit Committee

               John Rutledge               52     Director and Member of the Audit Committee

               G. Robert Durham            72     Director and Member of the Audit Committee

         DAVID M. RODERICK. Mr. Roderick became Chairman of the Board of the Company and Holding on January 21, 1998. Mr. Roderick has also served as Chairman of the Executive Committee of the Company and Holding since February 1, 1997. Mr. Roderick has been a director of the Company and Holding since January 1994. Mr. Roderick also serves as a director of American Standard Companies Inc., Citation and Kelso & Companies, Inc. Previously, Mr. Roderick served as Director, Chairman, and Chief Executive Officer of the USX Corporation. Mr. Roderick joined USX in 1959, was Chairman of USX Finance Committee and a Director from 1973 to 1975, was President and Director from 1975 until 1979 and was Chief Executive Officer and Chairman from 1979 to 1989.

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

         KENNETH L. HENRY. Mr. Henry has been the Company's Vice President and has been responsible for operations of the Company's Chicago and Quad Cities facilities since January 1998. Before that, Mr. Henry was the Company's Vice President Central Region since October 1995. Before that, Mr. Henry was the Company's Vice President Southern Region since 1994, and Vice President of the Kilsby-Roberts Division of EMJ from April 1992 to 1994.

         JAMES D. HOFFMAN. Mr. Hoffman has been the Company's Vice President since March 2001 and has been responsible for operations of the Company's Cleveland, Indianapolis, and Cincinnati facilities since March 2001. Before that, Mr. Hoffman was the Company's Vice President Eastern Region since July 1996. Before that, Mr. Hoffman was District Manager for the Company's Cleveland and Buffalo operations since June 1992.

         R. NEIL MCCAFFERY. Mr. McCaffery has been the Company's Executive Vice President since March 2001. Before that, Mr. McCaffery was the Company's Vice President Western Region since March 1997 and the Company's Vice President Southern Region since April 1996.

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

         JOHN RUTLEDGE. Dr. Rutledge has been a director of the Company and Holding since June 1992. Dr. Rutledge is the founder of Rutledge & Company, Inc., a merchant banking firm, and has been Chairman since January 1991. He is the founder of Claremont Economics Institute, and has been Chairman since January 1979. Dr. Rutledge is also a director of Amerindo Investment Advisers, Inc., Lazard Freres Funds, Strategic Optical Holdings, Inc. and StairMaster Sports/Medical Products, Inc.

         G. ROBERT DURHAM. Mr. Durham has been a director of the Company and Holding since January 1999. Mr. Durham retired from Walters Industries, Inc. in May 1996, after serving as Chairman and Chief Executive Officer since October 1995, and President and Chief Executive Officer from June 1991. Mr. Durham also serves as a director of Amphenol Corporation and The MONY Group Inc. and was elected Chairman of the Board of The FINOVA Group Inc. in April 2001.

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

ITEM 11.  EXECUTIVE COMPENSATION

         Set forth below is information concerning the compensation levels for certain executive officers of Holding and the Company serving as of March 31, 2001. Officers of the Company receive no additional compensation for their services as officers of Holding.

         CASH COMPENSATION. The following table sets forth compensation for the three fiscal years ended March 31, 2001 for the Chief Executive Officer and the four most highly compensated executive officers of the Company as of March 31, 2001.

                          SUMMARY OF COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                            COMPENSATION AWARDS
                                                                           -----------------------
                                              ANNUAL COMPENSATION          SECURITIES UNDERLYING
NAME AND                               -------------------------------              STOCK            ALL OTHER
PRINCIPAL POSITION                     YEAR      SALARY      BONUS (1)        OPTIONS/SAR(#)(2)   COMPENSATION (3)
------------------                     ----      ------      ---------        -----------------   ----------------
Maurice S. Nelson, Jr.                 2001      $555,844    $2,374,014                ---              $152,594
   President, Chief Executive Officer  2000       555,567       393,264                ---                53,166
   and Chief Operating Officer         1999       555,015       352,013                ---                53,180

Frank D. Travetto                      2001       229,051       133,011             15,000                25,001
   Vice President,                     2000       220,215       134,316             10,000                20,325


   Merchandising                       1999       211,274       115,920             25,000                17,789

Kenneth L. Henry                       2001       218,299       151,677             15,000                28,341
   Vice President                      2000       209,808       127,920             10,000                26,192
                                       1999       195,281       112,009             25,000                22,786

R. Neil McCaffery                      2001       206,352       120,343             15,000                19,515
   Executive Vice President            2000       198,571       121,524             10,000                16,850
                                       1999       185,243        76,003             25,000                14,146

James D. Hoffman                       2001       205,955       120,343             15,000                18,531
   Vice President                      2000       198,079       121,524             10,000                16,455
                                       1999       184,065       106,404             25,000                15,267

--------------
(1) Amounts reflect cash compensation earned by executive officers in each of the fiscal years presented, including amounts received after fiscal year end, or deferred at the election of those officers. Bonus amounts include a cash bonus payable pursuant to the Company's Management Incentive Compensation Plan, which became effective April 1, 1997. The following bonuses were paid to Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, under the Company's Management Incentive Compensation Plan (a) in fiscal 2001: $374,014, $133,011, $151,677, $120,343 and $120,343,
     respectively (b) in fiscal 2000: $393,264, $134,316, $127,920, $121,524 and
     $121,524, respectively, (c) in fiscal 1999: $352,013, $115,920, $112,009,
     $76,003 and $106,404, respectively. In addition, Mr. Nelson received a special bonus of $2,000,000 in fiscal 2001.

(2) Holding has granted executive officers options to purchase shares of Holding Common Stock at their fair market value on the date of grant. Mr. Nelson's options have an exercise price of $5.41 per share; options granted to Messrs. Travetto, Henry, McCaffery and Hoffman in fiscal years 2001, 2000 and 1999 have an exercise price of $7.31, $5.51, and $7.73 per share, respectively. See "Holding Stock Option Plan" and "Stock Option Grants Table" below for further information.

(3) Amounts shown include allocations to the accounts of each of the named officers of contributions made by the Company to the ESOP and to the Company's 401(a)(17) Supplemental Contribution Plan ("401(a)(17) Plan") and of premiums paid by the Company for long-term disability and life insurance policies. The following allocations were made in fiscal 2001 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) ESOP --$8,500, $8,500, $8,500, $8,500, and $8,500; (ii) 401(a)(17) Plan
     --$137,719, $9,398, $9,796, $7,694 and $7,694; (iii) long term disability--$4,509, $3,745, $6,779, $2,133 and $1,623; (iv) life insurance--$1,866, $3,358, $3,266, $1,188 and $714. The following allocations were made in fiscal 2000 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) ESOP --$8,000, $8,000, $8,000, $8,000, and $8,000; (ii) 401(a)(17) Plan --$39,164, $9,531, $8,696, $7,861
     and $7,861; (iii) long term disability--$4,509, none, $6,779, none and none; (iv) life insurance--$1,493, $2,794, $2,717, $989 and $594. The following allocations were made in fiscal 1999 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) ESOP --$8,000, $8,000, $8,000, $8,000, and $8,000; (ii) 401(a)(17) Plan --$37,102, $8,171,
     $7,303, $5,572 and $6,923; (iii) long term disability--$7,285, none,
     $5,908, none and none; (iv) life insurance--$793, $1,618, $1,574, $573 and
     $344. The amounts in respect of life insurance represent the estimated value of the premiums paid by the Company on certain disability and life insurance policies covering each executive. Some of the policies are managed on a split-dollar basis and the Company will receive the premiums it has paid from the proceeds of such insurance. In such cases the amount of the other compensation attributed to the executive was calculated by treating the premiums paid by the Company as a demand loan, and the amount of compensation is equal to the imputed interest expense on the cumulative outstanding premiums paid by the Company, assuming an interest rate equal to the short-term federal funds rate, from time to time. Amounts shown also include a discretionary bonus of $10,000 paid to Mr. Henry in fiscal 2001.

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

         The aggregate number of shares of Holding Common Stock available for grants or subject to outstanding options, and the respective prices and/or vesting criteria applicable to outstanding options will be proportionately adjusted to reflect any stock dividend on the Holding Common Stock, or any recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase the Holding Common Stock at a price substantially below its fair market value. To the extent deemed appropriate by the Executive Committee, subject to any required action by the stockholders, in any merger, consolidation, reorganization, liquidation, dissolution, or other similar transaction, any option granted under the Stock Option Plan shall pertain to the securities and any other property which a holder of the number of shares of Common Stock covered by the option would have been entitled to receive in connection with such event.

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

STOCK OPTION GRANTS TABLE

         The following table sets forth certain information concerning stock options granted during fiscal 2001 by Holding to the Chief Executive Officer and the next four most highly compensated executive officers of the Company. In addition, there are shown hypothetical gains that could be realized for the respective options, based on assumed rates of annual compound price appreciation of 5% and 10% from the date the options are granted over the ten-year term of the options. The actual gain, if any, realized upon exercise of the options will depend upon the market price of Holding's Common Stock relative to the exercise price of the option at the time the option is exercised. There is no assurance that the amounts reflected in this table will be realized.

                                          OPTIONS GRANTED IN LAST FISCAL YEAR
                          ---------------------------------------------------------------
                                                  INDIVIDUAL GRANTS
                          ---------------------------------------------------------------  POTENTIAL REALIZABLE VALUE AT
                             NUMBER OF                                                     ASSUMED ANNUAL RATES OF STOCK
                             SECURITIES     % OF TOTAL OPTIONS                             PRICE APPRECIATION FOR OPTION
                             UNDERLYING         GRANTED TO       EXERCISE                              TERM
                          OPTIONS GRANTED      EMPLOYEES IN        PRICE     EXPIRATION   --------------------------------
NAME                          (#) (1)           FISCAL YEAR       ($/SH.)       DATE           5% ($)         10% ($)
----                          -------           -----------       -------       ----           ------         -------
Maurice S. Nelson, Jr.          ---                   0%            N/A          N/A            N/A             N/A
Frank D. Travetto              15,000                9.2%         $7.31       7/31/2010        $68,958         $174,754
Kenneth L. Henry               15,000                9.2%          7.31       7/31/2010         68,958          174,754
R. Neil McCaffery              15,000                9.2%          7.31       7/31/2010         68,958          174,754
James D. Hoffman               15,000                9.2%          7.31       7/31/2010         68,958          174,754

---------------

(1) Holding has not granted any stock appreciation rights. All the options shown above become exercisable on August 1, 2002. All outstanding stock options shall become fully exercisable and shall be cancelled and exchanged for cash in an amount equal to the excess of the Change in Control Price (as defined in the Stock Option Plan as defined below) over the exercise price, in the event of any transaction or series of transactions, other than a public offering, where a person or a group, excluding Holding, any of its subsidiaries and Kelso and its affiliates, is or becomes the beneficial owner, directly or indirectly, of securities representing 35% or more of the voting power of Holding's then outstanding securities (an "SOP Change of Control"), unless the Executive Committee determines prior to the occurrence of such SOP Change of Control that such options shall be honored, or assumed or new rights (having substantially equivalent or better rights, terms and conditions and economic value) substituted therefor.

AGGREGATED STOCK OPTION EXERCISES AND FISCAL YEAR-END STOCK OPTION VALUE TABLE

         The following table sets forth certain information concerning stock options exercised during fiscal 2001 by the Chief Executive Officer and the next four most highly compensated executive officers of the Company, and the value of their unexercised stock options as of March 31, 2001.

                             AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                                             YEAR-END OPTION VALUES
                          ----------------------------------------------------------------
                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                                                                        OPTIONS AT          IN-THE-MONEY OPTIONS AT
                                                                   FISCAL YEAR-END (#)      FISCAL YEAR-END ($) (1)
                                                                  ---------------------     -----------------------
                         SHARES ACQUIRED                              EXERCISABLE/               EXERCISABLE/
NAME                      ON EXERCISE (#)    VALUE REALIZED ($)       UNEXERCISABLE              UNEXERCISABLE
----                      ---------------    ------------------       -------------         ----------------------
Maurice S. Nelson, Jr.          ---                 ---               1,320,000/---             $2,508,000/$---
Frank D. Travetto               ---                 ---               50,000/20,000             $99,250/$18,000
Kenneth L. Henry                ---                 ---               50,000/20,000             $99,250/$18,000
R. Neil McCaffery               ---                 ---               50,000/20,000             $99,250/$18,000
James D. Hoffman                ---                 ---               50,000/20,000             $99,250/$18,000

---------------
(1) Holding is a private company and its stock is not publicly traded. The fair market value of Holding's common stock underlying the options shown above is determined annually by a third party appraiser. The value of in-the-money options shown above was calculated using the most recent appraisal available which was as of March 31, 2000.

THE ESOP

         Our company maintains an employee stock ownership plan (the "ESOP") in respect of nonunion employees who meet certain service requirements. The amount of annual contributions to the ESOP are calculated as a percentage (as determined by the Board of Directors based on the achievement of Company performance objectives) of total cash compensation (as defined in the ESOP) and may be made by the Company in cash or by Holding in shares of Holding capital stock. Participants become 20% vested in their account balances after one year of continuous service. Participants vest an additional 20% for each year of service thereafter and become fully vested at age 65 or upon completion of five years of service, retirement, disability or death. Following the occurrence of a participant's termination of service (as defined in the ESOP), retirement, disability, or death, the ESOP is required to either distribute the vested balance in stock or cash. If stock is distributed, it is accompanied by a put option to Holding under terms defined in the ESOP. At March 31, 2001, shares of Holding's Series A and Series B Preferred Stock and Holding Common Stock owned by the ESOP totaled 57,149, 27,053, 3,757,944 shares, respectively. For the fiscal years ended March 31, 2001, 2000, and 1999, contributions payable to the

ESOP totaled $3,196,000, $2,638,000 and $2,994,000, respectively, and have been or will be paid in the form of Holding Common Stock.

         Although Holding has not expressed any intent to terminate the ESOP, it has the right to terminate or amend the provisions of the ESOP at any time. In the event of any termination, participants become fully vested to the extent of the balances in their separate accounts and receive put options with respect to Holding stock allocated to their accounts.

         In 1984, 1985 and 1986, Kilsby purchased life insurance policies to provide, among other things, a separate source for funds to repurchase capital stock, including capital stock distributed by the ESOP, from departing employees. Certain of these policies allow our company to borrow against the cash surrender value of such policies. As of March 31, 2001, we have borrowed $132.0 million against the cash surrender value of such policies to fund renewal premiums, accrued interest on previous borrowings and working capital needs. The net cash surrender value available for future borrowings was approximately $7.3 million as of March 31, 2001. Our Revolving Credit Facility and other resources are also available, subject to certain limitations, to satisfy stock repurchase obligations as they arise. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations---Liquidity and Capital Resources".

         The Internal Revenue Service (the "IRS") conducted an audit of the ESOP for the fiscal years ended March 31, 1992 through March 31, 1996 and issued a preliminary report to the Company in which the IRS asserted that certain contributions of stock by Holding to the ESOP violated provisions of the Internal Revenue Code. The U.S. Department of Labor (the "DOL") is investigating the same transactions involving the ESOP and has come to conclusions similar to those reached by the IRS. We believe the assertions of the IRS and the DOL are incorrect and have responded accordingly. In its investigation, the DOL and its advisors also reviewed the valuations of Holding's common and preferred stock prepared for the ESOP for the fiscal years 1994 through 1997 and criticized the methodology used in preparing the valuations. We have responded to the DOL with an explanation of the basis for the determinations made by the Company's appraiser. The DOL has indicated that it is reviewing valuations for the fiscal years 1998 and 1999 as well. We believe that the methodology used in the valuations is appropriate. We do not have sufficient information to estimate our potential liability to the DOL; however, we believe that the DOL investigation will be resolved in a manner that will not result in a material liability to the Company.

         Holding has agreed to settle the IRS investigation for a payment of $1.9 million, subject to the satisfactory completion of documentation. Holding has not admitted that its actions violated the Internal Revenue Code or conceded that the assertions made by the IRS are valid. This amount will be funded by EMJ as a dividend to Holding in fiscal 2002.

SUPPLEMENTAL ESOP

         In fiscal 1996, our company adopted a supplemental ESOP contribution plan ("Supplemental ESOP") for contributions not allowed under the ESOP pursuant to limitations of Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended. Participants in the Supplemental Plan include certain highly compensated employees and other employees who are not eligible to participate in the ESOP. Contributions payable, vesting and distributions under the Supplemental Plan are comparable with those under the ESOP. Contributions under the Supplemental Plan are made in cash and are held in an irrevocable trust. For the fiscal years ended March 31, 2001, 2000, and 1999, contributions payable totaled $191,000, $93,000 and $99,000, respectively.

MANAGEMENT INCENTIVE COMPENSATION PLAN

         Effective April 1, 1997, the Company adopted a new Management Incentive Compensation Plan (the "Incentive Plan"). The Incentive Plan provides for payment of cash bonuses to senior executives and other key management employees based on the achievement of certain operating profit and cash flow objectives determined by the Board of Directors or the Executive Committee. Bonuses awarded are determined on a sliding scale based on the percentage of the objectives achieved. No bonus is payable unless at least 80% of the objectives are achieved, and the maximum bonus would be awarded for achievement of 150% or more of the established objectives. In addition, the Company's Chief Executive Officer may award bonuses from a discretionary pool for exemplary service. The Board of Directors ratified bonuses pursuant to the Incentive Plan aggregating $5.9 million in fiscal 2001, $5.4 million in fiscal 2000 and $4.6 million in fiscal 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         David M. Roderick, Frank T. Nickell and Maurice S. Nelson, Jr. are members of the Executive Committee, which succeeded the functions of the Management and Compensation Committee of Holding and the Company on January 30, 1997.

         Kelso affiliates beneficially own shares of the capital stock of Holding as described under "Item 12. Security Ownership of Certain Beneficial Owners and Management." Mr. Nickell and Mr. Schuchert are stockholders of Kelso and general partners of Kelso Partners I, L.P. ( "KP I "), Kelso Partners III, L.P. ( "KP III "), and Kelso Partners IV, L.P. ( "KP IV "). KP I, KP III and KP IV are the general partners of Kelso Investment Associates, Limited Partnership ( "KIA I "), KIA III-Earle M. Jorgensen, L.P. ( "KIA III-EMJ ") and Kelso Investment Associates IV, L.P. ( "KIA IV "), respectively. Mr. Nickell and Mr. Schuchert are directors of Holding and the Company and share investment and voting power with respect to shares of the capital stock of Holding held by KIA I, KIA III-EMJ and KIA IV as described under "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         In connection with the Acquisition, the Company agreed to pay Kelso an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. The agreement for advisory services was amended in September 1997 to provide such services at an annual fee of $625,000 for each of the fiscal years ended March 31, 1999 and 1998. There was no annual fee payable for fiscal years 2001 and 2000. For each of the fiscal years 2001, 2000 and 1999, the Company paid Kelso the annual fee, if any, and reimbursed Kelso $11,000, $13,000 and $43,000, respectively, for out-of-pocket expenses.

         Holding has issued to KIA IV two warrants, entitling KIA IV to purchase 2,937,915 shares of Holding Common Stock in the aggregate at a purchase price of $.01 per share.

         In January 1996, the Company amended an agreement with Kelso Insurance Services, Inc. (an affiliate of Kelso) ("Kelso Insurance"), and American Telephone and Telegraph Company ("AT&T") pursuant to which the Company as well as certain other Kelso affiliated companies participates in a telecommunications network under which AT&T provides communications services to the group at a special tariff rate. Pursuant to such agreement, as amended, the Company guaranteed a minimum annual usage for communication services, and Kelso Insurance guaranteed the Company's minimum usage to AT&T. No fee was paid by the Company to Kelso Insurance in connection with this transaction. In fiscal 2001, this agreement was terminated.

         Beginning April 1, 1998, and on each subsequent April 1, in consideration for his service as a director, Chairman of the Company's Executive Committee and Chairman of the Board, the Company granted Mr. Roderick options to purchase 20,000 shares of Holding Common Stock at a purchase price equal to the fair market value as established by the most recent appraisal available at the date of grant. For the grants issued April 1, 2001, 2000 and 1999, the grant price has been $7.31 per share, $5.51 per share, and $7.73 per share, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OF THE COMPANY

         All of the issued and outstanding voting stock of the Company, consisting of 128 shares of common stock, is owned by Holding.

CAPITAL STOCK OF HOLDING

         The following table sets forth information with respect to the beneficial ownership of shares of Holding Common Stock and Series A Preferred Stock as of March 31, 2001, by all stockholders of Holding known to be beneficial owners of more than 5% of any such class, by each director, by each executive officer of the Company named in the Summary Compensation Table and by all directors and executive officers as a group as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of March 31, 2001, 27,062 shares of Series B Preferred Stock of Holding have been issued, of which 27,053 were owned by the ESOP.


                                                                      PERCENTAGE OF       NUMBER OF        PERCENTAGE OF
                                                   NUMBER OF            SHARES OF           SHARES        SHARES OF SERIES
NAME AND ADDRESS OF                                SHARES OF          COMMON STOCK       OF SERIES A     A PREFERRED STOCK
BENEFICIAL OWNER                                 COMMON STOCK        OUTSTANDING (a)   PREFERRED STOCK    OUTSTANDING (b)
----------------                                 ------------        ---------------   ---------------    ---------------
Kelso Investment Associates, IV, L.P. (c)       9,462,475 (d)          61.1% (d)                 0                 0.0%
KIA III - Earle M. Jorgensen, L.P. (c)          1,704,740              13.6%                     0                 0.0%
Joseph S. Schuchert (c)                        11,167,215 (d)(e)       72.1% (d)(e)         24,519  (f)           27.4% (f)
Frank T. Nickell (c)                           11,187,714 (d)(e)       72.3% (d)(e)         24,519  (f)           27.4% (f)
Michael B. Goldberg (c)                         9,462,475 (d)(e)       61.1% (d)(e)              0                 0.0%
George E. Matelich (c)                         11,172,215 (d)(e)       72.2% (d)(e)         24,519  (f)           27.4% (f)
Thomas R. Wall, IV (c)                         11,172,215 (d)(e)       72.2% (d)(e)         24,519  (f)           27.4% (f)
Frank K. Bynum (c)                             11,167,215 (d)(e)       72.1% (d)(e)              0                 0.0%
David I. Wahrhaftig (c)                        11,167,215 (d)(e)       72.1% (d)(e)              0                 0.0%
Philip E. Berney (c)                           11,167,215 (d)(e)       72.1% (d)(e)              0                 0.0%
Maurice S. Nelson (g) (l)                         660,000               5.3%                     0                 0.0%
Frank D. Travetto (g) (l)                          62,000               0.5%                     0                 0.0%
Kenneth L. Henry (g) (l)                           69,000               0.6%                   704                 0.8%
R. Neil McCaffery (g) (l)                          55,000               0.4%                     0                 0.0%
James D. Hoffman (g) (l)                           50,000               0.4%                     0                 0.0%
David M. Roderick (g) (l)                         114,000               0.9%                     0                 0.0%
John Rutledge (h) (l)                              37,500               0.3%                     0                 0.0%
William A. Marquard (c) (l)                        42,500               0.3%                     0                 0.0%
G. Robert Durham (g) (l)                           12,500               0.1%                     0                 0.0%
Earle M. Jorgensen Company Employee
   Stock Ownership Plan (g)                     3,731,648 (i)          29.7% (i)            56,171  (i)           62.8% (i)
All directors and executive officers of
   the Company as a group (l)                   1,782,999 (j)          14.2% (j)               704  (k)            0.8% (k)

-------------
(a) The percentage of shares of Holding Common Stock outstanding for KIA IV, and Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney was calculated assuming the total outstanding shares of Holding Common Stock was 15,483,356, (i) including shares of Holding Common Stock which would be outstanding assuming KIA IV exercised the two Warrants referred to in note (d) below in succession and there had been no other dilution events prior to such exercise, (ii) excluding 1,677,500 shares subject to stock options referred to in note (l) below. The percentage of shares of Holding Common Stock outstanding for all other holders was calculated assuming the total outstanding shares of Holding Common Stock was 12,545,441, excluding shares subject to stock options and shares issuable upon the exercise of the Warrants held by KIA IV as of March 31, 2001.

(b) The percentage of shares of Series A Preferred Stock outstanding was calculated assuming the total outstanding shares of Series A Preferred Stock was 89,501, excluding 158,045 shares of Series A Preferred Stock held in the Holding treasury as of March 31, 2001.

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

(e) Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of shares of Holding Common Stock owned of record by (i) KIA IV and an affiliated entity by virtue of their status as general partners of KP IV, the general partner of KIA IV, and such affiliate, and (ii) except Mr. Goldberg, KIA III-EMJ by virtue of their status as general partners of KP III, the general partner of KIA III-EMJ. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by the Kelso affiliates of which they are general partners. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney disclaim beneficial ownership of the shares of Holding Common Stock owned by the Kelso affiliates.

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

(g) The business address of such person(s) or entity is 3050 East Birch Street, Brea, California, 92821.

(h) The business address for Dr. Rutledge is 15 Locust Avenue, New Canaan, Connecticut, 06840.

(i) Excludes 26,296 shares of Holding Common Stock and 978 shares of Series A Preferred Stock held by the ESOP in directed accounts that are deemed to be beneficially owned by any of the directors or executive officers or other employees of the Company.

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

(l) Includes shares subject to stock options vested and exercisable as of March 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Kelso affiliates beneficially own shares of the capital stock of Holding as described under "Item 12. Security Ownership of Certain Beneficial Owners and Management." Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney are indirect stockholders of Kelso and general partners of KP I (other than Messrs. Goldberg, Bynum, Wahrhaftig and Berney), KP III (other than Mr. Goldberg) and KP IV. KP I, KP III and KP IV are the general partners of KIA I, KIA III-EMJ and KIA IV, respectively. Messrs. Schuchert and Nickell are directors of Holding and the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

         On each April 1, from 1998 through 2001, in consideration for his service as a director, Chairman of the Company's Executive Committee and Chairman of the Board, the Company granted Mr. Roderick options to purchase 20,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant.

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

(a)(3) EXHIBITS.

         See "Index to Exhibits" for listing of those exhibits included in this filing.

Exhibit
Number                                      Description
--------                                    -----------
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

4.5* Amended and Restated Credit Agreement dated as of March 3, 1993, amended and restated as of March 24, 1998 (the "Credit Agreement"), among the Company, Holding, Various Financial Institutions, and BT
         Commercial Corporation, as Agents (the "Agent").

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

4.14**   First Amendment to Credit Agreement dated as of April 1, 2001.

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

10.53* Earle M. Jorgensen Company Employee Stock Ownership Plan, as amended and restated effective as of April 1, 1999.

10.54** Earle M. Jorgensen Company Capital Accumulation Plan and Trust, as amended effective April 1, 2000.

10.55** Earle M. Jorgensen Hourly Employees Pension Plan, as amended and effective January 1, 2001.

12.1**   Statement of Computation of Number of Times Fixed Charges Earned.

21**     Listing of the Company's subsidiaries.

--------------
*        Previously filed.
**       Included in this filing.


(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brea, State of California, on the 26th of June, 2001.

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


                        Signatures                                 Title                           Date
                        ----------                                 -----                           ----
            /s/David M. Roderick                  Chairman of the Board and Chairman           June 26, 2001
            ------------------------------------  of the Executive Committee and
            David M. Roderick                     Director

            /s/Maurice S. Nelson, Jr.             President, Chief Executive Officer and       June 26, 2001
            ------------------------------------  Chief Operating Officer and Director
            Maurice S. Nelson, Jr.

            /s/William S. Johnson                 Vice President and Chief Financial           June 26, 2001
            ------------------------------------  Officer (Principal Financial and
            William S. Johnson                    Accounting Officer) and Secretary

            /s/Joseph S. Schuchert                Director                                     June 26, 2001
            ------------------------------------
            Joseph S. Schuchert

            /s/William A. Marquard                Director                                     June 26, 2001
            ------------------------------------
            William A. Marquard

            /s/Frank T. Nickell                   Director                                     June 26, 2001
            ------------------------------------
            Frank T. Nickell

            /s/John Rutledge                      Director                                     June 26, 2001
            ------------------------------------
            Dr. John Rutledge

            /s/G. Robert Durham                   Director                                     June 26, 2001
            ------------------------------------
            G. Robert Durham

                                       32

                              FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
EARLE M. JORGENSEN COMPANY:

Report of Independent Auditors                                         F-2

Consolidated Balance Sheets at March 31, 2001 and 2000                 F-3

Consolidated Statements of Operations and Comprehensive Income
for the years ended March 31, 2001, 2000 and 1999                      F-4

Consolidated Statements of Stockholder's Equity for the
years ended March 31, 2001, 2000 and 1999                              F-5

Consolidated Statements of Cash Flows for the years ended
March 31, 2001, 2000 and 1999                                          F-6

Notes to Consolidated Financial Statements                             F-8

                         Report of Independent Auditors

The Board of Directors and Stockholder
Earle M. Jorgensen Company

We have audited the accompanying consolidated balance sheets of Earle M. Jorgensen Company as of March 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earle M. Jorgensen Company at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         /s/ ERNST & YOUNG LLP

Orange County, California
April 27, 2001

                           Earle M. Jorgensen Company
                           Consolidated Balance Sheets
             (dollars in thousands, except share and per share data)


                                                                                       MARCH 31,
                                                                           --------------------------------
                                                                                 2001           2000
                                                                           --------------------------------
ASSETS
Current assets:
   Cash                                                                      $  23,758        $  21,660
   Accounts receivable, less allowance for doubtful accounts                   107,223          108,247
   Inventories                                                                 218,580          205,016
   Other current assets                                                          7,540            5,622
                                                                           --------------------------------
     Total current assets                                                      357,101          340,545
                                                                           --------------------------------

Net property, plant and equipment, at cost                                      98,236           95,041

Cash surrender value of life insurance policies                                 25,114           22,894
Debt issue costs, net of accumulated amortization                                3,292            4,773
Other assets                                                                       521            1,121
                                                                           --------------------------------
        Total assets                                                         $ 484,264        $ 464,374
                                                                           ================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                          $ 137,328        $ 119,499
   Accrued employee compensation and related taxes                              14,113           12,411
   Accrued employee benefits                                                     8,007            8,927
   Accrued interest                                                              7,275            7,031
   Other accrued liabilities                                                     8,324            5,939
   Deferred income taxes                                                        18,904           18,986
   Current portion of long-term debt                                             3,645            2,604
                                                                           --------------------------------
     Total current liabilities                                                 197,596          175,397
                                                                           --------------------------------

Long-term debt                                                                 266,539          282,943
Deferred income taxes                                                           16,482           16,400
Other long-term liabilities                                                      3,602            3,999

Commitments and contingencies                                                       --               --

Stockholder's equity
   Preferred stock, $.01 par value; 200 shares authorized and unissued              --               --
   Common stock, $.01 par value; 2,800 shares authorized; 128 shares
     issued and outstanding                                                         --               --
   Capital in excess of par value                                               89,030           91,348
   Accumulated other comprehensive loss                                         (1,833)            (763)
   Accumulated deficit                                                         (87,152)        (104,950)
                                                                           --------------------------------
     Total stockholder's equity                                                     45          (14,365)
                                                                           --------------------------------
        Total liabilities and stockholder's equity                           $ 484,264        $ 464,374
                                                                           ================================

SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                      Consolidated Statements of Operations
                            and Comprehensive Income
                              (dollars in thousands)


                                                                            YEAR ENDED MARCH 31,
                                                               ------------------------------------------------
                                                                   2001               2000             1999
                                                               ------------------------------------------------
Revenues                                                       $ 1,059,681        $   938,252       $   915,811

Cost of sales                                                      767,263            662,803           649,851
                                                               ------------------------------------------------
   Gross profit                                                    292,418            275,449           265,960

Expenses:
    Warehouse and delivery                                         136,752            123,566           120,687
    Selling                                                         36,391             34,147            33,918
    General and administrative                                      55,399             50,345            44,146
                                                               ------------------------------------------------
       Total expenses                                              228,542            208,058           198,751
                                                               ------------------------------------------------
Income from operations                                              63,876             67,391            67,209

Interest expense, net                                               44,855             41,595            41,181
                                                               ------------------------------------------------
Income before income taxes                                          19,021             25,796            26,028

Income tax provision                                                 1,223              1,809             1,535
                                                               ------------------------------------------------
Net income                                                          17,798             23,987            24,493

Other comprehensive income (loss):
   Foreign currency translation adjustment and write-off            (1,047)               358              (585)
   Minimum pension liability                                           (23)                44              (302)
                                                               ------------------------------------------------
Comprehensive income                                           $    16,728        $    24,389       $    23,606
                                                               ================================================

SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                 Consolidated Statements of Stockholder's Equity
                     (dollars in thousands, except share data)



                                    COMMON STOCK        CAPITAL        ACCUMULATED OTHER
                               ---------------------   IN EXCESS        COMPREHENSIVE     ACCUMULATED
                                  SHARES    AMOUNT    OF PAR VALUE       INCOME (LOSS)       DEFICIT        TOTAL
                               ---------    --------  -------------    -----------------  -----------    -----------
Balance at March 31, 1998            128     $   --     $ 116,789      $    (278)         $(153,430)     $ (36,919)
   Dividend to Parent                 --         --       (17,701)            --                 --        (17,701)
   Capitalization of ESOP
     contribution, net                --         --         2,994             --                 --          2,994
   Foreign currency translation
     adjustment                       --         --            --           (585)                --           (585)
   Additional minimum pension
     liability                        --         --            --           (302)                --           (302)
Net income                            --         --            --             --             24,493         24,493
                               ---------    --------  -------------    -----------------  -----------    -----------
Balance at March 31, 1999            128         --       102,082         (1,165)          (128,937)       (28,020)
   Dividend to Parent                 --         --       (13,372)            --                 --        (13,372)
   Capitalization of ESOP
     contribution, net                --         --         2,638             --                 --          2,638
   Foreign currency translation
     adjustment                       --         --            --            358                 --            358
   Additional minimum pension
     liability                        --         --            --             44                 --             44
   Net income                         --         --            --             --             23,987         23,987
                               ---------    --------  -------------    -----------------  -----------    -----------
Balance at March 31, 2000            128         --        91,348           (763)          (104,950)       (14,365)
   Dividend to Parent                 --         --        (5,514)            --                 --         (5,514)
   Capitalization of ESOP
     contribution, net                --         --         3,196             --                 --          3,196
   Foreign currency translation
     adjustment                       --         --            --         (1,047)                --         (1,047)
   Additional minimum pension
     liability                        --         --            --            (23)                --            (23)
   Net income                         --         --            --             --             17,798         17,798
                               ---------    --------  -------------    -----------------  -----------    -----------
BALANCE AT MARCH 31, 2001            128     $   --     $  89,030      $  (1,833)         $ (87,152)     $      45
                               =========    ========  =============    =================  ===========    ===========

SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)


                                                                            YEAR ENDED MARCH 31,
                                                               ---------------------------------------------
                                                                      2001          2000          1999
                                                               ---------------------------------------------
OPERATING ACTIVITIES:
Net income                                                           $17,798        $23,987      $24,493
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                     11,035          9,951        9,175
    Amortization of debt issue costs and discount on senior
      notes included in interest expense                               1,482          1,482        1,481
    Accrued postretirement benefits                                       11            224           30
    ESOP expense contributed to capital                                3,196          2,638        2,994
    Deferred income taxes                                                ---            194          520
    Loss (gain) on sale of property, plant and equipment                 (44)         2,294       (2,422)
    Provision for bad debts                                            1,651          1,201          549
    Increase in cash surrender value of life insurance over
      premiums paid                                                   (1,529)        (2,399)      (1,338)
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                      (627)       (18,092)      13,398
        Increase in inventories                                      (13,564)       (22,221)      (3,565)
        Decrease (increase) in other current assets                   (1,918)          (732)          73
        Increase (decrease) in accounts payable and
          accrued liabilities and expenses                            21,218         34,219       (9,617)
        (Increase) decrease in non-trade receivable                     (575)           718          ---
    Other                                                               (108)          (480)         264
                                                               ---------------------------------------------
   Net cash provided by operating activities                          38,026         32,984       36,035
                                                               ---------------------------------------------

INVESTING ACTIVITIES:
Additions to property, plant and equipment                           (14,475)        (9,525)      (8,957)
Proceeds from the sale of property, plant and equipment                  118          6,633        6,044
Premiums paid on life insurance policies                              (1,364)        (1,954)      (1,576)
Proceeds from redemption of life insurance policies                      673            ---          843
                                                               ---------------------------------------------
   Net cash used in investing activities                             (15,048)        (4,846)      (3,646)
                                                               ---------------------------------------------

SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)


                                                                            YEAR ENDED MARCH 31,
                                                               ---------------------------------------------
                                                                      2001          2000          1999
                                                               ---------------------------------------------
FINANCING ACTIVITIES:
Net payments under revolving loan agreements                       $ (12,963)      $ (9,459)    $(14,228)
Other debt payments, net                                              (2,400)        (1,500)      (1,500)
Increase in debt issue costs                                             ---            ---       (1,846)
Cash dividend to Parent                                               (5,514)       (13,372)     (17,701)
                                                               ---------------------------------------------
   Net cash used in financing activities                             (20,877)       (24,331)     (35,275)
                                                               ---------------------------------------------

Effect of exchange rate changes on cash                                   (3)            (7)         (17)
Net increase (decrease) in cash                                        2,098          3,800       (2,903)
Cash at beginning of year                                             21,660         17,860       20,763
                                                               ---------------------------------------------

Cash at end of year                                                  $23,758        $21,660      $17,860
                                                               =============================================


SEE ACCOMPANYING NOTES.

                           Earle M. Jorgensen Company
                   Notes to Consolidated Financial Statements

                                 March 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION---The Company became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (the Parent) as the result of a series of business combinations and mergers effective April 1, 1990.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Earle M. Jorgensen (Canada) Inc. (EMJ (Canada)) and Stainless Insurance Ltd., a captive insurance subsidiary (EMJ (Bermuda)). In fiscal 2001, 2000 and 1999, EMJ (Canada) generated net income (loss) of $(605,400), $574,500 and $4,600, respectively. In fiscal 2001, 2000 and 1999, EMJ (Bermuda) generated net income of $431,200, $333,300 and $602,000, respectively, from investment income and intercompany fees. All significant intercompany accounts and transactions have been eliminated.

Certain amounts reported in prior years have been reclassified to conform to the 2001 presentation.

USE OF ESTIMATES---The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION---The Company recognizes revenue when products are shipped.

CONCENTRATION OF CREDIT RISK---The Company sells the majority of its products throughout the United States and Canada. Sales to the Company's recurring customers are generally made on open account terms while sales to occasional customers are made on a C.O.D. basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. The Company establishes an allowance for potential credit losses based upon factors surrounding the credit risk for specific customers, historical trends and other information; such losses have been within management's expectations. The Company's allowance for doubtful accounts at March 31, 2001 and 2000 was $427,000 and $416,000, respectively. Management believes there are no significant concentrations of credit risk as of March 31, 2001.

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

The Company reviews its long-lived assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations or are expected to be disposed of, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets. There were no impairment losses recorded in fiscal 2001, 2000, and 1999.

In fiscal 1999, the Company adopted SOP-98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires certain costs incurred during the development of software to be capitalized and amortized over the estimated useful lives. Accordingly, the Company capitalized $735,000, $945,000 and $876,000 of such costs in fiscal 2001, 2000 and 1999, respectively.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION---Stock options granted to directors, consultants, officers and other key employees of the Company under the Parent's stock option plan adopted in January 1997 are accounted for in accordance with APB No. 25. Accordingly, no compensation cost has been recognized by the Company for the fiscal years ended March 31, 2001, 2000 and 1999. Had compensation cost for stock options granted been determined in accordance with SFAS No. 123, the Company's net income for fiscal years 2001, 2000 and 1999 would have been $17,285,000, $23,401,000 and $23,978,000, respectively.

DEBT ISSUE COSTS---Debt issue costs are deferred and amortized to interest expense over the life of the underlying indebtedness. For the fiscal years ended March 31, 2001, 2000 and 1999, amortization of debt issue costs aggregated $1,482,000, $1,482,000, $1,481,000, respectively. Accumulated amortization of debt issue costs was $4,500,000 and $3,018,000 at March 31, 2001 and 2000,
respectively.

INCOME TAXES--- The Company is included in the consolidated tax returns of Holding and calculates its tax provision as though it files on a separate basis. The consolidated tax liability of the Company and Parent is allocated to each of these entities pursuant to a Tax Allocation Agreement between the Company and Parent ("Tax Allocation Agreement"). Under the Tax Allocation Agreement, Parent pays all taxes and is reimbursed by the Company for the lesser of (i) the Company's allocated portion of the taxes due, or (ii) the tax that would be payable if the Company filed its own returns.

The Company records deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities pursuant to SFAS No. 109, "Accounting for Income Taxes", as though it files on a separate basis. Any differences in deferred taxes determined on a separate basis and the actual payments made or received under the Tax Allocation Agreement are accounted for as an equity adjustment between the Company and Parent. There were no such differences in fiscal 2001. Deferred taxes are also recorded for the future benefit of Federal and state tax losses and tax credit carryforwards. Consistent with SFAS No. 109, a valuation allowance has been recognized for certain deferred tax assets, which management believes are not likely to be realized.

FOREIGN CURRENCY TRANSLATION---The financial statements of foreign subsidiaries have been translated in U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated into U.S. dollars using the year-end exchange rates. Income statement amounts have been translated at average exchange rates for each year. Adjustments resulting from translation of foreign currency financial statements are included in accumulated other comprehensive income in stockholder's equity. Exchange gains and losses from foreign currency transactions are included in the consolidated statements of operations in the period in which they occur.

CASH AND STATEMENTS OF CASH FLOWS---Cash includes disbursements and deposits not yet funded by or applied to the Company's Revolving Credit Facility as of a balance sheet date and cash and cash equivalents held by EMJ (Bermuda) in connection with providing insurance to the Company totaling $6,638,000 and $6,990,000 as of March 31, 2001 and 2000, respectively. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

For the years ended March 31, 2001, 2000 and 1999 cash paid for interest on borrowings was $43,137,000, $40,685,000 and $37,727,000, and cash paid for income taxes was $1,676,000, $1,247,000 and $141,000, respectively.

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

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION---The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company has determined it currently operates in one reportable segment - the metals service center industry. The Company carries over 30,000 different carbon, alloy, stainless and aluminum bar, tubing and pipe, and plate and sheet metal products, and provides pre-production processing, such as cutting to length, burning, sawing, honing, shearing, grinding, polishing, and other similar value-added services, to most of the metal products it sells through a network of 29 service centers in the United States and three service centers in Canada. It also operates three plate processing centers, one cutting center, and one tube honing facility.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, effective for the fiscal years beginning after June 15, 2000. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The change in fair value of derivatives that are not hedges must be recognized through income. If the derivative is a hedge, then depending on the nature of the hedge, any changes in fair value will be either offset against changes in the fair value of the hedged item, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt this standard effective April 1, 2001 and believes that the only material impact on the consolidated financial statements will be from the accounting of an interest rate swap agreement described in Note 5 as a cash flow hedge instrument. As of March 31, 2001, the interest rate swap agreement represented a liability with a fair market value of $2,087,000, as calculated under the provisions of SFAS No. 133, as amended.

2. INVENTORIES

Substantially all inventories are held for sale at the Company's service center locations and are valued at the lower of cost (using the last-in, first-out
(LIFO) method) or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, inventories would have been lower by $9,022,000 and $9,909,000 at March 31, 2001 and March 31, 2000, respectively.

In fiscal 1999, a reduction of LIFO inventory quantities carried at costs lower or higher than costs prevailing in prior years occurred but did not have a significant impact on the Company's gross profit. There were no such reductions in fiscal years 2001 and 2000.

3.  NET PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and accumulated depreciation at March 31, 2001 and 2000 consisted of the following:

                                                   2001             2000
                                             ---------------- ----------------
      Land                                    $ 20,798,000     $ 20,699,000
      Buildings and improvements                32,602,000       27,896,000
      Machinery and equipment                  110,274,000      103,097,000
                                             ---------------- ----------------
                                               163,674,000      151,692,000
      Less accumulated depreciation             65,438,000       56,651,000
                                             ---------------- ----------------
         Net property, plant and equipment    $ 98,236,000     $ 95,041,000
                                             ================ ================

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

4. CASH SURRENDER VALUE OF LIFE INSURANCE

The Company is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company including certain current employees of the Company and its Parent. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company and predecessor companies. These policies are designed to provide cash to the Company to repurchase shares held by employees in the ESOP and shares held individually by employees upon the termination of their employment. Cash surrender value of the life insurance policies increase by a portion of the amount of premiums paid and by dividend income earned under the policies. Dividend income earned under the policies totaled $13,010,000 in fiscal 2001, $14,029,000 in fiscal 2000 and $10,878,000 in fiscal 1999 and is recorded as an offset to general and administrative expense in the accompanying statements of operations.

The Company has borrowed against the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on those policies and to fund working capital needs. Interest rates on borrowings under the life insurance policies are fixed at 11.76%. As of March 31, 2001, approximately $7,284,000 was available for future borrowings.

                                             Surrender value       Loans          Net cash
                                               before loans     Outstanding   surrender value
                                            -----------------------------------------------------
    BALANCE AT MARCH 31, 2001                   $157,143,000   $132,029,000     $25,114,000
    Balance at March 31, 2000                    139,379,000    116,485,000      22,894,000

Interest on cash surrender value borrowings totaled $14,398,000, $12,645,000 and $10,905,000 in fiscal 2001, 2000 and 1999, respectively, and is included in net interest expense in the accompanying statements of operations.

5. LONG-TERM DEBT

Long-term debt at March 31, 2001 and 2000 consisted of the following:

                                                                    2001             2000
                                                              -----------------------------------
    Revolving Loans (including $1,245,000 and $204,000 at
       March 31, 2001 and 2000, respectively, related to a
       Canadian facility)                                        $ 57,784,000    $ 70,747,000
    Variable Rate Term Loan due March 24, 2004                     97,000,000      98,000,000
    9-1/2% Senior Notes due April 1, 2005                         105,000,000     105,000,000
    Industrial Development Revenue Bonds:
       Payable in annual installments of $500,000
          commencing June 1, 1998, interest at 9%                   2,500,000       3,000,000
       Payable in annual installments of $715,000
           commencing December 1, 2004, interest at 5.25%           4,300,000       4,300,000
       Payable in annual installments of $900,000
           commencing September 1, 2000, interest at  8.5%          3,600,000       4,500,000
                                                              -----------------------------------
                                                                  270,184,000     285,547,000
    Less current portion                                            3,645,000       2,604,000
                                                              -----------------------------------
                                                                 $266,539,000    $282,943,000
                                                              ===================================

Aggregate maturities of long-term debt are as follows: $3,645,000 in 2002; $58,939,000 in 2003; $96,400,000 in fiscal 2004; $2,115,000 in fiscal 2005,
$106,215,000 in fiscal 2006 and $2,870,000 thereafter.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

5. LONG-TERM DEBT (CONTINUED)

The fair value of the Company's Senior Notes and Term Loans at March 31, 2001 was $92,663,000 and $93,120,000, respectively, based on the quoted market prices as of that date. The carrying values of all other long-term debt and other financial instruments at March 31, 2001 approximate fair value.

CREDIT AGREEMENTS

Effective March 24, 1998, the Company entered into an amended and restated revolving credit facility ("Credit Agreement"), which allows maximum borrowings of $220 million, including letters of credit ($200,000 outstanding at March 31, 2001). Borrowings under the Credit Agreement bear interest at a base rate (generally defined as the bank's prime lending rate plus 0.5% or LIBOR plus 1.75%). At March 31, 2001, the bank's prime lending rate was 8.00% and LIBOR was 5.08%. In addition, borrowings under the revolving loans are limited to an amount equal to 85% of eligible trade receivables plus 55% of eligible inventories (as defined). Unused available borrowings under the revolving loans totaled $141,442,000 at March 31, 2001. The revolving loans mature on March 24, 2003 and are secured by a lien on all domestic inventory and accounts receivable of the Company.

Under the Credit Agreement the Company is obligated to pay certain fees including an unused commitment fee of 3/8%, payable quarterly in arrears, and letter of credit fees of 1 3/4% per annum of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus issuance, fronting, amendment and other standard fees. The Company paid loan commitment fees totaling $423,000 in fiscal 2001, $478,000 in fiscal 2000, and $314,000 in
1999.

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

On November 16, 1999, the Company's Canadian subsidiary entered into a one year renewable credit facility (the "Canadian Facility") totaling CND$11,750,000, including (i) a revolving credit facility of CND$6,000,000, (ii) a financial credit facility of CND$5,000,000 for hedging foreign currency and rate fluctuations (unused as of March 31, 2000), and (iii) a special credit facility for the issuance of a letter of guarantee up to CND$750,000 in connection with a lease for a newly constructed facility in Toronto. In fiscal 2001 the credit facility was renewed and increased to CND$13,750,000 including (i) a revolving credit facility of CND$7,000,000, (ii) a financial credit facility of CND$6,000,000 for hedging foreign currency and rate fluctuations (unused as of March 31, 2001), and (iii) a special credit facility for the issuance of a letter of guarantee up to CND$750,000 in connection with the lease for the Toronto facility. Borrowings under the revolving credit facility are limited to an amount equal to 80% of eligible trade receivables plus 40% of eligible inventories (as defined) and are repayable on demand. Borrowings under the revolving credit facility bear interest at the bank's annual prime lending rate plus 0.50%. At March 31, 2001, the interest rate on the revolving credit facility was 7.25%. The revolving credit facility contains financial covenants in respect of maintenance of minimum equity and a debt-to-equity ratio (as defined) and has other restrictions similar to those under the Credit Agreement, as described above. On June 18, 2001, the Company's Canadian subsidiary received a waiver for the 2001 debt-to-equity ratio.

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

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

5. LONG-TERM DEBT (CONTINUED)

9 1/2% SENIOR NOTES AND VARIABLE RATE TERM LOAN (CONTINUED)

In June 1998, the Company entered into an interest rate swap agreement with Bankers Trust Company that effectively fixed the interest rate on the Term Loan at approximately 9.05% through June 2003 (the "Fixed Rate"). Such agreement requires Bankers Trust Company to make payments to the Company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the three month London Interbank Offered Rate and 3.25% ("Floating LIBOR") and the Fixed Rate, if the Floating LIBOR is greater than the Fixed Rate on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, the Company is required to pay Bankers Trust Company an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. Under the provisions described above, we received $721,000 from Bankers Trust Company during fiscal 2001 and made payments of $331,000 to Bankers Trust Company in fiscal 2000.

Excluding the effects of the interest rate swap agreement, the effective interest rate under the Term Loan was 8.19% as of March 31, 2001. Amounts outstanding under the Term Loan are secured by a first priority lien on substantially all the existing and future acquired unencumbered property, plant and equipment of the Company. Principal payments are required to be paid quarterly in amounts equal to $250,000, commencing on June 30, 1998. The Term Loan may be prepaid, subject to declining call premiums through fiscal 2001 and is subject to prepayments at the option of the holder upon a Change in Control (as defined) and with 100% of net proceeds from asset sales, as permitted. Covenants under the Term Loan are similar to those under the 9 1/2% Senior Notes.

OTHER

The Company's industrial revenue development bonds were issued in connection with significant facility improvements or construction projects.

6. INCOME TAXES

Significant components of the provision for income taxes attributable to continuing operations for the years ended March 31, 2001, 2000 and 1999 were as follows:

                                         2001             2000            1999
                                     -----------      ------------    ------------
      Current:
            Federal                  $   774,000      $   601,000      $   562,000
            State                        692,000          674,000          453,000
            Foreign                     (243,000)         340,000               --
                                     -----------      -----------      -----------
            Total current              1,223,000        1,615,000        1,015,000
                                     -----------      -----------      -----------
      Deferred:
            Federal                    1,910,000        3,061,000        6,784,000
            State                        (60,000)         466,000          842,000
            Valuation allowances      (1,850,000)      (3,333,000)      (7,106,000)
                                     -----------      -----------      -----------
            Total deferred                    --          194,000          520,000
                                     -----------      -----------      -----------
                                     $ 1,223,000      $ 1,809,000      $ 1,535,000
                                     ===========      ===========      ===========

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

6. INCOME TAXES (CONTINUED)

The reconciliation of the income tax provision differs from that which would result from applying the U.S. statutory rate as follows:


                                                                           2001              2000                1999
                                                                      ---------------- ----------------- -------------------
      Expected tax at Federal statutory rate                             $ 6,571,000      $ 8,642,000       $ 8,876,000
      State franchise tax expense and capital taxes, net of Federal
      taxes                                                                  450,000          438,000           295,000
      Net increase in cash surrender values of  life insurance            (4,554,000)      (4,910,000)       (3,654,000)
      Change in valuation allowance                                       (1,850,000)      (3,333,000)       (7,106,000)
      Other                                                                  606,000          972,000         3,124,000
                                                                      ---------------- ----------------- -------------------
           Income tax provision                                          $ 1,223,000      $ 1,809,000       $ 1,535,000
                                                                      ================ ================= ===================

The change of $1,850,000 in the valuation allowance for deferred tax assets as of March 31, 2001 was due primarily to the utilization of the tax loss carryforward.

Income before taxes consists primarily of income from the Company's domestic operations and also includes pre-tax income (loss) of $(849,000), $1,248,000 and $619,000 from the Company's foreign operations for fiscal 2001, 2000 and 1999, respectively.

Significant components of the Company's deferred income tax assets and liabilities at March 31, 2001 and 2000 were as follows:

                                                             2001                  2000
                                                     --------------------- --------------------
      Deferred tax liabilities:
         Tax over book depreciation                       $ 9,066,000           $ 7,653,000
         Purchase price adjustments                        37,515,000            38,151,000
                                                     --------------------- --------------------
      Total deferred tax liabilities                       46,581,000            45,804,000
                                                     --------------------- --------------------
      Deferred tax assets:
         Net operating loss carryforwards                  11,155,000            14,285,000
         Capital loss carryforward                          6,048,000             5,153,000
         Other                                             10,926,000             9,764,000
         Valuation allowance for deferred tax assets      (16,934,000)          (18,784,000)
                                                     --------------------- --------------------
      Net deferred tax assets                              11,195,000            10,418,000
                                                     --------------------- --------------------
      Net deferred tax liabilities                        $35,386,000           $35,386,000
                                                     ===================== ====================

At March 31, 2001, the Company had net operating loss carryforwards of $29,383,000 for Federal income tax purposes and $16,755,000 for State income tax purposes. The Federal carryforwards resulted from the Company's losses during 1993 and 1996, and expire in years 2008 and 2011, respectively, while the State carryforwards were generated in various states over various years. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations. In addition, use of the Company's net operating loss carryforwards and other tax attributes may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three year period subsequent to a loss year.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

7. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN

The Company and its Parent have an Employee Stock Ownership Plan (ESOP) which covers nonunion employees of the Company who meet certain service requirements. The cost of the ESOP is borne by the Company through annual contributions to an Employee Stock Ownership Trust (ESOT) in amounts determined by the Board of Directors. Contributions may be made in cash or shares of the Parent's stock as the Parent's Board of Directors may from time to time determine. Participants vest at a rate of 20% per year of service and become fully vested at age 65 or upon retirement, disability or death. Upon the occurrence of a participant's termination (as defined), retirement, disability, or death, the ESOP is required, by the terms of the ESOP, to either distribute the vested balance in stock or to repurchase the vested balance for cash (as determined by the Benefits Committee). If stock is distributed, it is accompanied by a put option to the Parent under terms defined in the ESOP. Shares of the Parent's Series A and B preferred and common stock owned by the ESOP totaled 57,149, 27,053 and 3,757,944 at March 31, 2001, respectively. For fiscal years ended March 31, 2001, 2000 and 1999, contributions payable to the ESOT totaled $3,196,000, $2,638,000 and $2,994,000, which represented 5% of eligible compensation for each of the respective years. Such contributions have been or will be paid in the form of Holding's common stock. The Company recognizes the cost of the ESOP as compensation expense with a corresponding amount reflected in its capital for the value of Holding's common stock contributed to the ESOT by the Parent, or as a dividend to Parent if the contribution is paid in cash.

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

Components of net pension benefit cost associated with the Company's pension plans for fiscal years 2001, 2000 and 1999 are as follows:

                                                          2001                  2000             1999
                                                     ---------------    --------------     ---------------
Service cost of benefits earned during the period    $    357,000          $ 438,000          $ 604,000
Interest cost on projected benefit obligation             760,000            739,000            796,000
Expected return on plan assets                         (1,093,000)          (999,000)          (812,000)
Amortization of prior service cost                       (111,000)          (111,000)            33,000
Recognized net (gain) loss                               (230,000)           (84,000)            20,000
                                                     ---------------    --------------     ---------------
                                                     $   (317,000)         $ (17,000)         $ 641,000
                                                     ===============    ==============     ===============

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

PENSION PLANS (CONTINUED)

The following provides a reconciliation of the changes in the benefit obligation and fair value of plan assets, and the funded (unfunded) status of the pension plans for the years ended March 31, 2001 and 2000.

                                                             2001                2000
                                                        ---------------    ---------------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year                  $10,254,000         $11,335,000
Service cost                                                 357,000             438,000
Interest cost                                                760,000             739,000
Plan amendments                                                  ---                 ---
Change in assumptions                                        787,000          (1,603,000)
Amendments                                                   198,000                 ---
Benefit payments                                            (657,000)           (514,000)
Actuarial gains                                             (163,000)           (141,000)
                                                        ---------------    ---------------
Benefit obligation at end of year                         11,536,000          10,254,000
                                                        ---------------    ---------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year            14,004,000          13,216,000
Actual return on assets                                      182,000           1,280,000
Benefit payments                                            (657,000)           (514,000)
Company contributions                                         96,000              95,000
Fees                                                         (29,000)            (73,000)
                                                        ---------------    ---------------
Fair value of plan assets at end of year                  13,596,000          14,004,000
                                                        ---------------    ---------------

Funded                                                     2,060,000           3,750,000
Unrecognized prior service cost                             (960,000)         (1,270,000)
Unrecognized net actuarial gain                           (2,209,000)         (4,002,000)
                                                        ---------------    ---------------
Net amount recognized                                    $(1,109,000)        $(1,522,000)
                                                        ===============    ===============

Amounts recognized in balance sheets consist of:
Prepaid cost                                             $       ---         $       ---
Accrued benefit liability                                 (1,390,000)         (1,780,000)
Accumulated comprehensive loss - additional
minimum liability                                            281,000             258,000
                                                        ---------------    ---------------
Net amount recognized                                    $(1,109,000)        $(1,522,000)
                                                        ===============    ===============

WEIGHTED-AVERAGE ASSUMPTIONS AS OF MARCH 31:
Discount rate                                                   7.25%               7.75%
Expected return on assets                                       8.25%               8.00%
Rate of compensation increase                                    ---                ---


In accordance with union agreements, the Company also contributes to multi-employer defined benefit retirement plans covering substantially all union employees of the Company. Expenses incurred in connection with these plans totaled $692,000, $941,000 and$1,633,000 in fiscal years 2001, 2000 and 1999, respectively.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

POSTRETIREMENT BENEFIT PLAN

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

Components of the net benefit cost associated with the Company's Postretirement Plan for fiscal years 2001, 2000 and 1999 are as follows:

                                                             2001               2000             1999
                                                        ---------------    ---------------    ------------
Service cost of benefits earned during the period           $174,000           $203,000          $203,000
Interest cost on projected benefit obligation                194,000            189,000           193,000
Recognized net gain                                         (357,000)          (168,000)         (366,000)
                                                        ---------------    ---------------    ------------
                                                            $ 11,000           $224,000          $ 30,000
                                                        ===============    ===============    ============

The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plan for the years ended March 31, 2001 and 2000.

                                                             2001               2000
                                                        ---------------    ---------------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year                   $2,732,000         $3,148,000
Service cost                                                 174,000            203,000
Interest cost                                                194,000            189,000
Change in assumptions                                       (145,000)          (351,000)
Benefit payments                                            (114,000)          (114,000)
Actuarial gains                                              131,000           (343,000)
                                                        ---------------    ---------------
Benefit obligation at end of year                          2,972,000          2,732,000
                                                        ---------------    ---------------

Unfunded                                                  (2,972,000)        (2,732,000)
Unrecognized prior service cost                                  ---                ---
Unrecognized net actuarial gain                             (580,000)          (923,000)
                                                        ---------------    ---------------
Accrued benefit cost                                     $(3,552,000)       $(3,655,000)
                                                        ===============    ===============

WEIGHTED-AVERAGE ASSUMPTIONS AS OF MARCH 31:
Discount rate                                                  7.25%              7.75%
Healthcare cost trend rate                                     7.00%              7.50%


The healthcare cost trend rate of 7.0% used in the calculation of net benefit cost of the Postretirement Plan is assumed to decrease gradually to 6.0% by March 2003.

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

POSTRETIREMENT BENEFIT PLAN (CONTINUED)

Assumed healthcare trend rates have a significant effect on the amounts reported for the Company's Postretirement Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

                                                         1-Percentage-Point             1-Percentage-Point
                                                              Increase                       Decrease
                                                        ---------------------          ---------------------
Effect on total service and interest cost components          $57,000                       $(48,000)
Effect on postretirement benefit obligation                   400,000                       (341,000)

8. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases, under several agreements with varying terms, certain office and warehouse facilities, equipment and vehicles. Rent expense totaled $19,803,000, $16,572,000 and $16,142,000 for the years ended March 31, 2001,
2000 and 1999, respectively. Minimum rentals of certain leases escalate from time to time based on certain indices.

At March 31, 2001 the Company was obligated under noncancellable operating leases for future minimum rentals as follows:

            Fiscal year:
               2002                              $17,546,000
               2003                               15,223,000
               2004                               13,822,000
               2005                               11,821,000
               2006                                8,025,000
               Thereafter                         45,034,000
                                            -----------------
                 Total                          $111,471,000
                                            =================

OTHER COMMITMENTS

In connection with the 1990 merger, the Company agreed to pay Kelso & Companies, Inc. (Kelso), affiliates of which own the majority of Parent's common stock, an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. The Company also agreed to indemnify Kelso and its affiliates against certain claims, losses, damages, liabilities, and expenses that may arise in connection with the merger. The agreement for advisory services was amended in September 1997 to provide such services at an annual fee of $625,000 for each of the fiscal years ending March 31, 1998 and 1999. There was no annual fee payable for fiscal years 2001 and 2000. Fees and expenses paid to Kelso in connection with these agreements totaled $11,000, $13,000 and $668,000 during the years ended March 31, 2001, 2000 and 1999, respectively.

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

                           Earle M. Jorgensen Company
             Notes to Consolidated Financial Statements (continued)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL CONTINGENCIES (CONTINUED)

During fiscal years 2001, 2000 and 1999, expenditures made in connection with environmental matters totaled $207,000, $295,000 and $2,799,000, respectively, principally for settlement of claims, and monitoring, remediation and investigation activities at sites with contaminated soil and/or groundwater, including the sites discussed below. As of March 31, 2001, the Company had no accrual for future investigation and remediation expenditures that could be reasonably estimated related to the following pending environmental matters.

         ALAMEDA STREET (LOS ANGELES). In February 1998, we were notified that our company had potential responsibility for the lead and copper soil contamination of an undeveloped parcel that is adjacent to our Alameda Street property. In March 2000, we completed an approved remediation plan and received a closure letter from the appropriate governmental agencies in July 2000.

         FORGE (SEATTLE/KENT, WA). We indemnified the purchasers of our former Forge facility for remediation of certain conditions at the facility and at an off-site disposal site existing or subsequently determined to be existing at the date of sale. No such claims were made within the timetables allowed under the indemnification agreement. In November 1998, we paid $2,250,000 to the current owner of the Forge property as a settlement for any and all remaining or future liabilities related to the remediation of the facility. We continue to monitor the disposal site for environmental conditions in accordance with a consent decree issued by a local governmental agency. Annual costs associated with such monitoring are not significant.

         UNION (NEW JERSEY). During fiscal 1994, we were notified by the current owner that it has potential responsibility for the environmental contamination of a property formerly owned by a subsidiary and disposed of by such subsidiary prior to its acquisition by the Company. The prior owner of such subsidiary has also been notified of its potential responsibility. On March 27, 1997, the current owner of the property informed the Company that it estimated the cost of investigation and cleanup of the property at $875,000 and requested contribution to such costs from the Company and the prior owner. The Company has contested responsibility and commented on the cleanup plan and has not received any further demands or notifications. The Company does not have sufficient information to determine what potential liability it has, if any.

         TRI-COUNTY LANDFILL (ILLINOIS). In April 2001, we were served with a complaint by the owner of this landfill (known as the Tri-County/Elgin Landfills Superfund Site (the "Site)) alleging that EMJ, among others, was responsible for certain contamination found at the Site, which resulted from alleged disposal of waste transported from a predecessor of Kilsby-Roberts prior to its merger with EMJ. The owner seeks reimbursement of costs incurred or to be incurred in connection with the investigation and remediation activities required under orders from the United States Environmental Protection Agency. We are investigating the matter and cannot determine at this time, what liability, if any, we may have.

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

                           EARLE M. JORGENSEN COMPANY

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               COLUMN A                        COLUMN B          COLUMN C           COLUMN D        COLUMN E
        -------------------------              ---------        ----------        ------------    -------------
                                              BALANCE AT       CHARGES TO      BAD DEBTS CHARGED   BALANCE AT
                                             BEGINNING OF       COSTS AND         OFF (NET OF     END OF PERIOD
              DESCRIPTION                       PERIOD          EXPENSES          RECOVERIES)
----------------------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 2001
     Allowance for doubtful accounts.....         $416,000        $1,651,000        $(1,640,000)     $427,000

Year ended March 31, 2000
     Allowance for doubtful accounts.....         $335,000        $1,201,000        $(1,120,000)     $416,000

Year ended March 31, 1999
     Allowance for doubtful accounts.....         $406,000          $549,000          $(620,000)     $335,000