Form 10-Q
period 2001-06-28
JORGENSEN EARLE M CO /DE/
filed 2001-07-31
CIK 54003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 28, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-7537

                           EARLE M. JORGENSEN COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                               95-0886610
     -----------------------------------------       ---------------------
         (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

     3050 EAST BIRCH STREET, BREA, CALIFORNIA                92821
     -----------------------------------------       ---------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

            Registrant's telephone number:       (714) 579-8823

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No  __

State the aggregate market value of the voting stock held by non-affiliates of the registrant. NONE

Outstanding common stock, par value $.01 per share, at July 31, 2001
- 128 SHARES

                           EARLE M. JORGENSEN COMPANY

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
PART I   -    FINANCIAL INFORMATION

Item 1        CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Balance Sheets at June 28, 2001 (unaudited) and  March 31, 2001        2

              Consolidated Statements of Operations and Comprehensive Income
                 for the Three Months Ended June 28, 2001 and June 29, 2000 (unaudited)           3

              Consolidated Statements of Cash Flows for the Three Months Ended June 28,
                 2001 and June 29, 2000 (unaudited)                                               4

              Notes to Consolidated Financial Statements                                          5

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                                          6

PART II  -    OTHER INFORMATION                                                                   9

SIGNATURES                                                                                       10

PART I - FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 JUNE 28, 2001   MARCH 31, 2001
                                                                                 ------------    --------------
                                                                                  (UNAUDITED)

ASSETS
Current assets:
    Cash                                                                            $ 13,491        $ 23,758
    Accounts receivable, less allowance for doubtful accounts of $474 and
      $427 at June 28, 2001 and March 31, 2001, respectively                         109,349         107,223
    Inventories                                                                      229,939         218,580
    Other current assets                                                               7,751           7,540
                                                                                  ------------    ------------
              Total current assets                                                   360,530         357,101
                                                                                  ------------    ------------

Property, plant and equipment, net of accumulated depreciation of $68,325
    and $65,438 at June 28, 2001 and March 31, 2001, respectively                     98,280          98,236
Net cash surrender value of life insurance policies                                   29,946          25,114
Debt issue costs, net of accumulated amortization                                      2,921           3,292
Other assets                                                                           1,033             521
                                                                                  ------------    ------------
              Total assets                                                          $492,710        $484,264
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable                                                                $121,574        $137,328
    Accrued employee compensation and related taxes                                    8,541          14,113
    Accrued employee benefits                                                          7,987           8,007
    Accrued interest                                                                  13,536           7,275
    Other accrued liabilities                                                          9,075           8,324
    Deferred income taxes                                                             18,904          18,904
    Current portion of long-term debt                                                  3,993           3,645
                                                                                  ------------    ------------
              Total current liabilities                                              183,610         197,596
                                                                                  ------------    ------------

Long term debt                                                                       287,800         266,539
Deferred income taxes                                                                 16,636          16,482
Other long-term liabilities                                                            5,709           3,602

Stockholder's equity:
    Preferred stock, $.01 par value; 200 shares authorized and unissued                  ---             ---
    Common stock, $.01 par value; 2,800 shares authorized;128 shares
      issued and outstanding                                                             ---             ---
    Capital in excess of par value                                                    89,030          89,030
    Accumulated other comprehensive loss                                              (3,415)         (1,833)
    Accumulated deficit                                                              (86,660)        (87,152)
                                                                                  ------------    ------------
              Total stockholder's equity                                              (1,045)             45
                                                                                  ------------    ------------
              Total liabilities and stockholder's equity                            $492,710        $484,264
                                                                                  ============    ============

See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                 -----------------------------
                                                                                 JUNE 28, 2001   JUNE 29, 2000
                                                                                 -------------   -------------
                                                                                         (UNAUDITED)
Revenues                                                                            $238,672        $268,424

Cost of sales                                                                        170,963         193,928
                                                                                 -------------   -------------

      Gross profit                                                                    67,709          74,496

Expenses:

  Warehouse and delivery                                                              32,942          33,995
  Selling                                                                              8,808           9,735
  General and administrative                                                          12,536          12,393
                                                                                 -------------   -------------
      Total expenses                                                                  54,286          56,123
                                                                                 -------------   -------------

Income from operations                                                                13,423          18,373

  Interest expense, net                                                               10,752          10,770
                                                                                 -------------   -------------

Income before excise tax and income taxes                                              2,671           7,603

  Excise tax imposed under IRS settlement agreement                                    1,919             ---
                                                                                 -------------   -------------

Income before income taxes                                                               752           7,603

  Income tax expense                                                                     260             477
                                                                                 -------------   -------------

Net income                                                                               492           7,126

  Other comprehensive loss, net of income tax                                          1,582             299
                                                                                 -------------   -------------

Comprehensive income (loss)                                                         $ (1,090)       $  6,827
                                                                                 =============   =============

See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                              --------------------------------
                                                                              JUNE 28, 2001      JUNE 29, 2000
                                                                              -------------      -------------
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES

Net income                                                                       $    492           $  7,126
Adjustments to reconcile net income to net cash used for
  operating activities:
    Depreciation and amortization                                                   2,893              2,679
    Amortization of debt issue costs                                                  370                370
    Accrued postretirement benefits                                                    62                ---
    ESOP contribution                                                                 999              1,036
    Deferred income taxes                                                             154                429
    (Gain) loss on sale of property, plant and equipment                              (21)                22
    Provision for bad debts                                                           347                309
    Increase in cash surrender value of life insurance over
      premiums paid                                                                (3,834)            (3,817)
    Changes in operating assets and liabilities:
        Accounts receivable                                                        (2,473)           (11,375)
        Inventories                                                               (11,359)           (32,149)
        Other current assets                                                          (78)              (637)
        Accounts payable and accrued liabilities and expenses                     (15,333)            12,871
        Non-trade receivable                                                         (133)              (382)
    Other                                                                            (107)              (482)
                                                                              -------------      -------------
        Net cash used in operating activities                                     (28,021)           (24,000)
                                                                              -------------      -------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                                         (2,902)            (2,185)
Proceeds from the sale of property, plant and equipment                                35                  9
Premiums paid on life insurance policies                                           (1,198)            (1,188)
Proceeds from redemption of life insurance policies                                   200                374
                                                                              -------------      -------------
        Net cash used in investing activities                                      (3,865)            (2,990)
                                                                              -------------      -------------
FINANCING ACTIVITIES
Net borrowings under revolving loan agreements                                     22,359             20,647
Payments on other debt                                                               (750)              (750)
                                                                              -------------      -------------
        Net cash provided by financing activities                                  21,609             19,897
                                                                              -------------      -------------

Effect of exchange rate changes on cash                                                10                (12)
                                                                              -------------      -------------

NET DECREASE IN CASH                                                              (10,267)            (7,105)
Cash at beginning of period                                                        23,758             21,660
                                                                              -------------      -------------


CASH AT END OF PERIOD                                                            $ 13,491           $ 14,555
                                                                              =============      =============

See accompanying notes.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 28, 2001

1.   BASIS OF PRESENTATION

     The Earle M. Jorgensen Company (the "Company") is a wholly owned subsidiary of the Earle M. Jorgensen Holding Company, Inc. ("Holding").

     The accompanying uaudited consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries including Earle M. Jorgensen (Canada) Inc. and Stainless Insurance Ltd., a captive insurance subsidiary. All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at June 28, 2001 and the consolidated results of operations and comprehensive income and cash flows for the three months ended June 28, 2001 and June 29, 2000. The consolidated results of operations and comprehensive income for the three months ended June 28, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   OTHER COMPREHENSIVE INCOME

     For the three months ended June 28, 2001 and June 29, 2000, other comprehensive income included foreign currency translation gain (loss) of $483,000 and $(299,000), respectively. In addition, the three months ended June 28, 2001 included a loss of $2,065,000 representing the fair value of the Company's interest rate swap agreement recognized in connection with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Company determined that the interest rate swap agreement is a highly effective cash flow hedge under the provisions of SFAS No. 133, as amended. Accordingly, the effective portion of gain or loss resulting from future changes in the fair value of the interest rate swap agreement will be reported in other comprehensive income while the ineffective portion will be recognized in net income.

3.   EXCISE TAX IMPOSED UNDER AN IRS SETTLEMENT AGREEMENT

     In June 2001, the Company recorded an excise tax of $1.9 million, representing the amount agreed to be paid by Holding to the IRS as a settlement of issues raised during an audit of the ESOP. Such amount will be funded by the Company during fiscal 2002.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 28, 2001 COMPARED TO THREE MONTHS ENDED JUNE 29, 2000.

REVENUES. Revenues for the first quarter of fiscal 2002 were $238.7 million, compared to $268.4 million for the same period in fiscal 2001. Revenues from our domestic operations decreased $30.5 million (11.8%) to $227.0 million in the first quarter of fiscal 2002 when compared to $257.5 million for the same period in fiscal 2001. This decrease was attributable to a 12% decrease in tonnage shipped and impacted most core commodities and key industries served. Revenues from our Canadian operations increased 7.3% to $11.7 million in the first quarter of fiscal 2002 when compared to $10.9 million in the same period in fiscal 2001 due to the opening of our Edmonton operations in September 2000.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2002 was $67.7 million, compared to $74.5 million for the same period in fiscal 2001, while consolidated gross margins were 28.4% and 27.8%, respectively. Gross profit for the fiscal 2002 period included a LIFO credit of $0.7 million versus no LIFO adjustment recorded in the fiscal 2001 period. Gross profit from our Canadian operations was $2.5 million and gross margin was 21.4% during the first quarter of fiscal 2002, compared to $2.6 million and 23.9%, respectively, for the same period in fiscal 2001. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.4% for the first quarter of fiscal 2002 compared to 27.9% for the same period in fiscal 2001. The increase of 0.5% was the result of changes in customer and product mixes.

EXPENSES. Total operating expenses for the first quarter of fiscal 2002 were $54.3 million (22.7% of revenues), compared to $56.1 million (20.9% of revenues) for the same period in fiscal 2001. The changes in operating expenses generally reflect the impact on variable expenses from changes in tonnage shipped.

Warehouse and delivery expenses for the first quarter of fiscal 2002 were $32.9 million (13.8% of revenues), compared to $34.0 million (12.7% of revenues) for the same period in fiscal 2001. The fiscal 2002 period included lower freight costs and compensation expense resulting from the decrease in tonnage shipped, offset by higher lease costs associated primarily with new or expanded facilities. As of June 28, 2001, 1,159 employees were involved in warehouse and delivery activities, compared to 1,220 as of June 29, 2000.

Selling expenses for the first quarter of fiscal 2002 were $8.8 million (3.7% of revenues), compared to $9.7 million (3.6% of revenues) for the same period in fiscal 2001. The decrease resulted from lower accruals for incentive compensation based on sales and gross profit levels.

General and administrative expenses were $12.5 million (5.2% of revenues) during the first quarter of 2002 compared to $12.4 million (4.6% of revenues) for the same period in fiscal 2001. The fiscal 2002 period included higher reserves for workers compensation and lower proceeds received on life insurance policies offset by incremental growth in cash surrender value of life insurance policies, lower marketing expense and lower accruals for incentive compensation.

NET INTEREST EXPENSE. Net interest expense was $10.8 million for the first quarter of fiscal 2002 and fiscal 2001. Such amounts include interest and amortization of debt issue costs related to our revolving credit facility ("Revolving Credit Facility"), our 9-1/2% senior notes ("Senior Notes"), our variable rate term loan ("Term Loan") and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 28, 2001 COMPARED TO THREE MONTHS ENDED JUNE 29, 2000. (CONTINUED)

Interest expense and amortization of debt issue costs related to the our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $6.9 million for the first quarter of fiscal 2002 compared to $7.3 million for the same period in fiscal 2001. The average outstanding indebtedness during the first quarter of fiscal 2002 was $305.4 million, compared to $310.7 million for the same period in fiscal 2001. The weighted average interest rate on such indebtedness was 8.23% during the first quarter of fiscal 2002 versus 9.04% during the same period in fiscal 2001. During the three months ended June 28, 2001 and June 29, 2000, borrowings under the Revolving Credit Facility averaged $93.2 million and $96.0 million and the average interest rate on such borrowings was 6.81% and 8.33%, respectively.

Interest expense associated with borrowings against the cash surrender value of certain life insurance policies maintained was $3.9 million during the first quarter of fiscal 2002 period compared to $3.4 million for the same period in fiscal 2001.

The interest rates on our 9 1/2% Senior Notes and on the borrowings under the life insurance policies are fixed at 9.50% and 11.76%, respectively. The interest rates on our Revolving Credit Facility and Term Loan are floating (6.20% and 8.19%, respectively, as of June 28, 2001).

Pursuant to our interest rate swap agreement with Bankers Trust Company covering a notional amount of $95.0 million under the Term Loan, we paid $0.2 million during the first quarter of fiscal 2002 versus receiving $0.1 million during the same period in fiscal 2001.

INCOME TAXES. Income tax expense for the first quarter of fiscal 2002 and 2001 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first quarter of fiscal 2002 and 2001 were offset by recognition of tax benefits associated with our loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $176.9 million at June 28, 2001 when compared to $159.5 million at March 31, 2001 primarily as the result of higher inventories and lower accounts payable. During the first quarter of fiscal 2002 our primary sources of cash consisted of funds provided by borrowings under our Revolving Credit Facility of $22.4 million. Our primary uses of cash included operating actvities, $28.0 million, and capital expenditures, $2.9 million.

Cash used in operating activities was $28.0 million (11.7% of revenues) in the first quarter of fiscal 2002 compared to $24.0 million (8.9% of revenues) in the same period of fiscal 2001. The increase generally reflects the impact from lower sales volumes and the timing of payments to vendors.

For fiscal 2002, we have planned approximately $26.2 million of capital expenditures to be financed from internally generated funds. Approximately $24.1 million is for facility expansions and improvements and routine replacement of machinery and equipment, and $2.1 million is for further additions to our management information systems. During the first three months of fiscal 2002, we spent $2.9 million for planned capital expenditures.

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Our cash requirements for debt service and related obligations through the end of fiscal 2002 are expected to consist primarily of interest payments under the Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the 9 1/2% Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and the ESOP, capital expenditures and principal and interest payments on our industrial revenue bonds. As of June 28, 2001, principal payments required by our outstanding industrial revenue bond indebtedness amount to $0.9 million in fiscal 2002, $1.4 million in fiscal years 2003 and 2004 and $6.2 million in the aggregate thereafter through 2011. We will not be required to make any principal payments on our 9 1/2% Senior Notes until 2005. Our Revolving Credit Facility will mature in 2003 and our Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. As of June 28, 2001, we were in compliance with all covenants under the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes. Although compliance with such covenants in the future is largely dependent on our future performance and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

At June 28, 2001, our primary sources of liquidity were available borrowings of $119.4 million under the Revolving Credit Facility, available borrowings of approximately $11.7 million against certain life insurance policies and internally generated funds. Borrowings under our Revolving Credit Facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets. Our Term Loan is secured by a first priority lien on a substantial portion of current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies, are non- recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies. For the first quarter of fiscal 2002, dividend income earned under the policies totaled $3.7 million, compared to $3.1 million for the same period in fiscal 2001 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of June 28, 2001, there was approximately $29.9 million of cash surrender value in all life insurance policies we maintained, net of borrowings.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          (a) On July 19, 2001, our sole stockholder executed and delivered a written consent of stockholder.

          (b) The consent provided for the re-election of our Board of Directors, including the re-election of Mr. G. Robert Durham to our Board of Directors pursuant to the rights of the holders of Holding's Series A 13% Cumulative Preferred Stock. The consent also provided for the appointment of Ernst & Young LLP as our auditors for the fiscal year ending March 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   EXHIBITS

               None.

         (b)   REPORTS ON FORM 8-K

               The Registrant was not required to file a Form 8-K during the quarter ended June 28, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       EARLE M. JORGENSEN COMPANY


                                       /s/ Maurice S. Nelson, Jr.
Date: July 31, 2001                    ---------------------------------------
                                       Maurice S. Nelson, Jr.
                                       President, Chief Executive Officer



                                       /s/ William S. Johnson
Date: July 31, 2001                    ---------------------------------------
                                       William S. Johnson
                                       Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial and Accounting Officer)