Form 10-Q
period 2001-09-27
JORGENSEN EARLE M CO /DE/
filed 2001-11-01
CIK 54003

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 27, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-7537

EARLE M. JORGENSEN COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-0886610 (I.R.S. Employer Identification No.)
3050 East Birch Street, Brea, California (Address of principal executive offices)	92821 (Zip Code)

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

    Outstanding common stock, par value $.01 per share, at October 31, 2001 - 128 shares

EARLE M. JORGENSEN COMPANY
TABLE OF CONTENTS

		PAGE
PART I — FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets at September 27, 2001 (unaudited) and March 31, 2001	2
	Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended September 27, 2001 and September 28, 2000 (unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months Ended September 27, 2001 and September 28, 2000 (unaudited)	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
PART II — OTHER INFORMATION		10
SIGNATURES		11

PART I—FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 27, 2001	March 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash	$12,360	$23,758
Accounts receivable, less allowance for doubtful accounts of $514 and $427 at September 27, 2001 and March 31, 2001, respectively	106,654	107,223
Inventories	210,467	218,580
Other current assets	7,852	7,540

Total current assets	337,333	357,101

Property, plant and equipment, net of accumulated depreciation of $70,667 and $65,438 at September 27, 2001 and March 31, 2001, respectively	102,285	98,236
Net cash surrender value of life insurance policies	33,653	25,114
Debt issue costs, net of accumulated amortization	2,551	3,292
Other assets	1,015	521

Total assets	$476,837	$484,264

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$92,066	$137,328
Accrued employee compensation and related taxes	9,324	14,113
Accrued employee benefits	7,739	8,007
Accrued interest	19,989	7,275
Other accrued liabilities	6,952	8,324
Deferred income taxes	18,903	18,904
Current portion of long-term debt	3,251	3,645

Total current liabilities	158,224	197,596

Long term debt	292,044	266,539
Deferred income taxes	16,956	16,482
Other long-term liabilities	8,060	3,602
Stockholder's equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized;128 shares issued and outstanding	—	—
Capital in excess of par value	89,030	89,030
Accumulated other comprehensive loss	(6,133)	(1,833)
Accumulated deficit	(81,344)	(87,152)

Total stockholder's equity	1,553	45

Total liabilities and stockholder's equity	$476,837	$484,264

See accompanying notes.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	September 27, 2001	September 28, 2000	September 27, 2001	September 28, 2000
Revenues	$223,719	$260,827	$462,391	$529,251
Cost of sales	158,624	187,657	329,587	381,585

Gross profit	65,095	73,170	132,804	147,666
Expenses:
Warehouse and delivery	30,994	33,314	63,937	67,309
Selling	7,718	9,379	16,525	19,114
General and administrative	9,998	12,939	22,534	25,332

Total expenses	48,710	55,632	102,996	111,755

Income from operations	16,385	17,538	29,808	35,911
Interest expense, net	10,842	11,203	21,594	21,973
Income before excise tax and income taxes	5,543	6,335	8,214	13,938
Excise tax imposed under IRS settlement agreement	—	—	1,919	—
Income before income taxes	5,543	6,335	6,295	13,938
Income tax expense	227	332	487	809

Net income	5,316	6,003	5,808	13,129
Other comprehensive loss, net of income taxes	(2,718)	(143)	(4,300)	(442)

Comprehensive income	$2,598	$5,860	$1,508	$12,687

See accompanying notes.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	September 27, 2001	September 28, 2000
OPERATING ACTIVITIES:
Net income	$5,808	$13,129
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	5,766	5,436
Amortization of debt issue costs	741	741
Accrued postretirement benefits	124	—
ESOP contribution	1,660	1,795
Deferred income taxes	473	823
(Gain) loss on sale of property, plant and equipment	(8)	22
Provision for bad debts	1,086	664
Increase in cash surrender value of life insurance over premiums paid	(7,727)	(7,313)
Changes in operating assets and liabilities:
Accounts receivable	(517)	(12,801)
Inventories	8,113	(45,249)
Other current assets	81	(662)
Accounts payable and accrued liabilities and expenses	(40,637)	(8,009)
Non-trade receivable	(393)	(251)
Other	(460)	(514)

Net cash used in operating activities	(25,890)	(52,189)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9,894)	(5,784)
Proceeds from the sale of property, plant and equipment	84	9
Premiums paid on life insurance policies	(1,198)	(1,144)
Proceeds from redemption of life insurance policies	386	374

Net cash used in investing activities	(10,622)	(6,545)

FINANCING ACTIVITIES:
Net borrowings under revolving loan agreements	27,011	54,335
Payments on other debt	(1,900)	(1,900)
Cash dividend to parent	—	(18)

Net cash provided by financing activities	25,111	52,417

Effect of exchange rate changes on cash	3	(3)

NET DECREASE IN CASH	(11,398)	(6,320)
Cash at beginning of period	23,758	21,660

CASH AT END OF PERIOD	$12,360	$15,340

See accompanying notes.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2001

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

    In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at September 27, 2001 and the consolidated results of operations and comprehensive income and cash flows for the three months and six months ended September 27, 2001 and September 28, 2000. The consolidated results of operations and comprehensive income for the six months ended September 27, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

    Certain prior year amounts have been reclassified to conform with the current year presentation.

2. OTHER COMPREHENSIVE INCOME

    Other comprehensive income included foreign currency translation loss of $497,000 and $143,000 for the three months ended September 27, 2001 and September 28, 2000, respectively, and $14,000 and $442,000 for the six months ended September 27, 2001 and September 28, 2000, respectively. In addition, the three months and six months ended September 27, 2001 included a loss of $2,221,000 and $4,286,000, respectively, relating to the changes in fair value of the Company's interest rate swap agreement recognized in connection with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Company determined that the interest rate swap agreement is a highly effective cash flow hedge under the provisions of SFAS No. 133, as amended. Accordingly, the effective portion of gain or loss resulting from future changes in the fair value of the interest rate swap agreement will be reported in other comprehensive income while the ineffective portion will be recognized in net income. For the three months and six months ended September 27, 2001, a loss of $100,000 associated with the ineffective portion of the interest rate swap agreement was recognized in net income in accordance with SFAS 133, as amended.

3. EXCISE TAX IMPOSED UNDER AN IRS SETTLEMENT AGREEMENT

    In June 2001, the Company recorded an accrual for $1.9 million, representing the amount of excise tax agreed to be paid by Holding to the IRS as a settlement of issues raised during an audit of the ESOP. Such amount was funded by the Company in September 2001.

EARLE M. JORGENSEN COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: Three months ended September 27, 2001 compared to three months ended September 28, 2000.

    Revenues.  Revenues for the second quarter of fiscal 2002 were $223.7 million, compared to $260.8 million for the same period in fiscal 2001. Revenues from our domestic operations decreased $38.6 million (15.3%) to $213.2 million in the second quarter of fiscal 2002 when compared to $251.8 million for the same period in fiscal 2001. This decrease was attributable to a 14% decrease in tonnage shipped and impacted most core commodities and key industries served. Revenues from our Canadian operations increased 15.4% to $10.5 million in the second quarter of fiscal 2002 when compared to $9.1 million in the same period in fiscal 2001 due to the opening of our Edmonton operations in September 2000.

    Gross Profit.  Gross profit for the second quarter of fiscal 2002 was $65.1 million, compared to $73.2 million for the same period in fiscal 2001, while consolidated gross margins were 29.1% and 28.1%, respectively. Gross profit for the fiscal 2002 period included a LIFO credit of $0.6 million compared to a LIFO credit of $0.2 million in the fiscal 2001 period. Gross profit from our Canadian operations was $2.4 million and gross margin was 22.9% during the second quarter of fiscal 2002, compared to $2.2 million and 24.2%, respectively, for the same period in fiscal 2001. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 29.1% for the second quarter of fiscal 2002 compared to 28.1% for the same period in fiscal 2001. The increase of 1.0% was the result of changes in customer and product mixes, including a higher level of value-added services.

    Expenses.  Total operating expenses for the second quarter of fiscal 2002 were $48.7 million (21.8% of revenues), compared to $55.6 million (21.3% of revenues) for the same period in fiscal 2001. The changes in operating expenses generally reflect the impact on variable expenses from changes in tonnage shipped.

    Warehouse and delivery expenses for the second quarter of fiscal 2002 were $31.0 million (13.9% of revenues), compared to $33.3 million (12.8% of revenues) for the same period in fiscal 2001. The decrease resulted from lower compensation expense and freight costs resulting from the decrease in tonnage shipped.

    Selling expenses for the second quarter of fiscal 2002 were $7.7 million (3.4% of revenues), compared to $9.4 million (3.6% of revenues) for the same period in fiscal 2001. The decrease resulted from lower accruals for incentive compensation based on sales and gross profit levels.

    General and administrative expenses for the second quarter of fiscal 2002 were $10.0 million (4.5% of revenues), compared to $12.9 million (4.9% of revenues) for the same period in fiscal 2001. The decrease resulted from higher income recognized in connection with redemption of life insurance policies, lower accruals for incentive compensation and lower marketing expense, offset by costs associated with certain restructuring and consolidation of facilities, higher bad debt expense and higher provision for workers compensation.

    Net Interest Expense.  Net interest expense was $10.8 million for the second quarter of fiscal 2002 compared to $11.2 million for the same period in fiscal 2001. Such amounts include interest and amortization of debt issue costs related to our revolving credit facility ("Revolving Credit Facility"), our 9 1/2% senior notes ("Senior Notes"), our variable rate term loan ("Term Loan") and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

    Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $7.0 million for the second quarter of fiscal 2002 compared to $7.8 million for the same period in fiscal 2001. The average outstanding indebtedness during the second quarter of fiscal 2002 was $312.8 million, compared to $324.2 million for the same period in fiscal 2001. The weighted average interest rate on such indebtedness was 7.51% during the second quarter of fiscal 2002 versus 9.32% during the same period in fiscal 2001. During the three months ended September 27, 2001 and September 28, 2000, borrowings under the Revolving Credit Facility averaged $101.3 million and $110.5 million and the average interest rate on such borrowings was 5.77% and 8.69%, respectively.

    Interest expense associated with borrowings against the cash surrender value of certain life insurance policies maintained was $3.9 million during the second quarter of fiscal 2002 compared to $3.4 million for the same period in fiscal 2001.

    The interest rates on our 9 1/2% Senior Notes and on the borrowings under the life insurance policies are fixed at 9.50% and 11.76%, respectively. The interest rates on our Revolving Credit Facility and Term Loan are floating (5.62% and 5.88%, respectively, as of September 27, 2001).

    Pursuant to our interest rate swap agreement with Bankers Trust Company covering a notional amount of $95.0 million under the Term Loan, we paid $0.5 million during the second quarter of fiscal 2002 versus receiving $0.2 million during the same period in fiscal 2001.

    Income Taxes.  Income tax expense for the second quarter of fiscal 2002 and 2001 included provisions for state franchise and foreign income taxes. Federal tax provisions for the second quarter of fiscal 2002 and 2001 were offset by recognition of tax benefits associated with our loss carryforwards.

RESULTS OF OPERATIONS: Six months ended September 27, 2001 compared to six months ended September 28, 2000.

    Revenues.  Revenues for the first six months of fiscal 2002 were $462.4 million, compared to $529.3 million for the same period in fiscal 2001. Revenues from our domestic operations decreased $69.1 million (13.6%) to $440.2 million in the first six months of fiscal 2002 when compared to $509.3 million for the same period in fiscal 2001. This decrease was attributable to a 13% decrease in tonnage shipped and impacted most core commodities and key industries served. Revenues from our Canadian operations increased 11.0% to $22.2 million in the first six months of fiscal 2002 when compared to $20.0 million in the same period in fiscal 2001 due to the opening of our Edmonton operations in September 2000.

    Gross Profit.  Gross profit for the first six months of fiscal 2002 was $132.8 million, compared to $147.7 million for the same period in fiscal 2001, while consolidated gross margins were 28.7% and 27.9%, respectively. Gross profit for the fiscal 2002 period included a LIFO credit of $1.3 million compared to a LIFO credit of $0.2 million in the fiscal 2001 period. Gross profit from our Canadian operations was $4.9 million and gross margin was 22.1% during the first six months of fiscal 2002, compared to $4.8 million and 24.0%, respectively, for the same period in fiscal 2001. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.8% for the first six months of fiscal 2002 compared to 28.0% for the same period in fiscal 2001. The increase of 0.8% was the result of changes in customer and product mixes, including a higher level of value-added services.

    Expenses.  Total operating expenses for the first six months of fiscal 2002 were $103.0 million (22.3% of revenues), compared to $111.8 million (21.1% of revenues) for the same period in fiscal 2001. The changes in operating expenses generally reflect the impact on variable expenses from changes in tonnage shipped.

    Warehouse and delivery expenses for the first six months of fiscal 2002 were $63.9 million (13.8% of revenues), compared to $67.3 million (12.7% of revenues) for the same period in fiscal 2001. The decrease resulted from lower compensation expense and freight costs resulting from the decrease in tonnage shipped, offset by higher lease costs associated primarily with new or expanded facilities. As of September 27, 2001, 1,108 employees were involved in warehouse and delivery activities, compared to 1,234 as of September 28, 2000.

    Selling expenses for the first six months of fiscal 2002 were $16.5 million (3.6% of revenues), compared to $19.1 million (3.6% of revenues) for the same period in fiscal 2001. The decrease resulted from lower accruals for incentive compensation based on sales and gross profit levels.

    General and administrative expenses for the first six months of fiscal 2002 were $22.5 million (4.9% of revenues), compared to $25.3 million (4.8% of revenues) for the same period in fiscal 2001. The decrease resulted from higher incremental growth in cash surrender value of life insurance policies, higher income recognized in connection with redemption of life insurance policies, lower accruals for incentive compensation and lower marketing expense, offset by costs associated with certain restructuring and consolidation of facilities, higher provision for workers compensation, higher bad debt expense and higher costs associated with our information systems.

    Net Interest Expense.  Net interest expense was $21.6 million for the first six months of fiscal 2002 compared to $22.0 million for the same period in fiscal 2001. Such amounts include interest and amortization of debt issue costs related to our Revolving Credit Facility, our Senior Notes, our Term Loan and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

    Interest expense and amortization of debt issue costs related to outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $13.8 million for the first six months of fiscal 2002 compared to $15.1 million for the same period in fiscal 2001. The average outstanding indebtedness during the first six months of fiscal 2002 was $309.2 million, compared to $317.5 million for the same period in fiscal 2001. The weighted average interest rate on such indebtedness was 7.86% during the first six months of fiscal 2002 versus 9.18% during the same period in fiscal 2001. During the six months ended September 27, 2001 and September 28, 2000, borrowings under the Revolving Credit Facility averaged $97.3 million and $103.3 million and the average interest rate on such borrowings was 6.27% and 8.52%, respectively.

    Interest expense associated with borrowings against the cash surrender value of certain life insurance policies maintained was $7.8 million during the first six months of fiscal 2002 period compared to $6.9 million for the same period in fiscal 2001.

    Pursuant to our interest rate swap agreement with Bankers Trust Company covering a notional amount of $95.0 million under the Term Loan, we paid $0.7 million during the first six months of fiscal 2002 versus receiving $0.3 million during the same period in fiscal 2001.

    Income Taxes.  Income tax expense for the first six months of fiscal 2002 and 2001 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first six months of fiscal 2002 and 2001 were offset by recognition of tax benefits associated with our loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital increased to $179.1 million at September 27, 2001 when compared to $159.5 million at March 31, 2001 primarily as the result of lower accounts payable. During the first six months of fiscal 2002 our primary sources of cash consisted of funds provided by borrowings under our Revolving Credit Facility of $27.0 million. Our primary uses of cash included funding operating actvities, $25.9 million, and capital expenditures, $9.9 million.

    Cash used in operating activities was $25.9 million (5.6% of revenues) during the first six months of fiscal 2002 compared to $52.2 million (9.9% of revenues) during the same period of fiscal 2001. The improvement generally reflects decreasing inventory levels partially offset by the timing of payments to vendors.

    For fiscal 2002, we have planned approximately $26.2 million of capital expenditures to be financed from internally generated funds. Approximately $24.1 million is for facility expansions and improvements and routine replacement of machinery and equipment, and $2.1 million is for further additions to our management information systems. During the first six months of fiscal 2002, we spent $9.9 million for planned capital expenditures.

    Our cash requirements for debt service and related obligations through the end of fiscal 2002 are expected to consist primarily of interest payments under the Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the 9 1/2% Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and the ESOP, capital expenditures and principal and interest payments on our industrial revenue bonds. As of September 27, 2001, remaining principal payments required by our outstanding industrial revenue bond indebtedness amount to $1.4 million in fiscal years 2003 and 2004 and $6.2 million in the aggregate thereafter through 2011. We will not be required to make any principal payments on our 9 1/2% Senior Notes until 2005. Our Revolving Credit Facility will mature in 2003 and our Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal. As of September 27, 2001, we were in compliance with all covenants under the Revolving Credit Facility, the Term Loan and the 9 1/2% Senior Notes. Although compliance with such covenants in the future is largely dependent on our future performance and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

    At September 27, 2001, our primary sources of liquidity were available borrowings of $100.1 million under the Revolving Credit Facility, available borrowings of approximately $16.1 million against certain life insurance policies and internally generated funds. Borrowings under our Revolving Credit Facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets. Our Term Loan is secured by a first priority lien on a substantial portion of current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies, are non- recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies. For the first six months of fiscal 2002, dividend income earned under the policies totaled $7.2 million, compared to

$6.5 million for the same period in fiscal 2001 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of September 27, 2001, there was approximately $33.7 million of cash surrender value in all life insurance policies we maintained, net of borrowings.

    For the second quarter and first six months of fiscal 2002, EBITDA totaled $19.4 million (8.7% of revenues) and $36.1 million (7.8% of revenues), respectively, compared to $20.9 million (8.0% of revenues) and $42.9 million (8.1% of revenues) for the same period in fiscal 2001. EBITDA, which represents income from operations before non-recurring charges, net interest expense, taxes, depreciation, amortization, LIFO adjustments, and certain other non-cash expenses, including ESOP and post-retirement accruals, is provided as an important measure of our ability to service debt. However, EBITDA should not be considered in isolation or as a substitute for consolidated results of operations and cash flows data presented in the accompanying consolidated financial statements.

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

PART II—OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

    The Registrant was not required to file a Form 8-K during the quarter ended September 27, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY
Date: October 31, 2001	/s/ MAURICE S. NELSON, JR. Maurice S. Nelson, Jr. President, Chief Executive Officer
Date: October 31, 2001	/s/ WILLIAM S. JOHNSON William S. Johnson Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

EARLE M. JORGENSEN COMPANY TABLE OF CONTENTS
EARLE M. JORGENSEN COMPANY CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
EARLE M. JORGENSEN COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited) (DOLLARS IN THOUSANDS)
EARLE M. JORGENSEN COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (DOLLARS IN THOUSANDS)
EARLE M. JORGENSEN COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 27, 2001
EARLE M. JORGENSEN COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES