Form 10-Q
period 2001-12-31
JORGENSEN EARLE M CO /DE/
filed 2002-02-14
CIK 54003

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2001

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

        Outstanding common stock, par value $.01 per share, at January 31, 2002 - 128 shares

EARLE M. JORGENSEN COMPANY
TABLE OF CONTENTS

		PAGE
PART I—FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets at December 31, 2001 (unaudited) and March 31, 2001	2
	Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended December 31, 2001 and January 2, 2001 (unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2001 and January 2, 2001 (unaudited)	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
PART II—OTHER INFORMATION		11
SIGNATURES		12

PART I—FINANCIAL INFORMATION

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2001	March 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash	$14,558	$23,758
Accounts receivable, less allowance for doubtful accounts of $624 and $427 at December 31, 2001 and March 31, 2001, respectively	89,542	107,223
Inventories	213,629	218,580
Other current assets	5,964	7,540

Total current assets	323,693	357,101

Property, plant and equipment, net of accumulated depreciation of $68,954 and $65,438 at December 31, 2001 and March 31, 2001, respectively	109,012	98,236
Net cash surrender value of life insurance policies	23,540	25,114
Debt issue costs, net of accumulated amortization	2,180	3,292
Other assets	1,009	521

Total assets	$459,434	$484,264

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$99,989	$137,328
Accrued employee compensation and related taxes	8,930	14,113
Accrued employee benefits	8,772	11,204
Accrued interest	6,002	7,275
Other accrued liabilities	5,705	8,324
Deferred income taxes	18,903	18,904
Current portion of long-term debt	4,177	3,645

Total current liabilities	152,478	200,793

Long term debt	297,908	266,539
Deferred income taxes	16,880	16,482
Other long-term liabilities	8,070	3,602
Stockholder's equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized;128 shares issued and outstanding	—	—
Capital in excess of par value	73,100	85,833
Accumulated other comprehensive loss	(6,232)	(1,833)
Accumulated deficit	(82,770)	(87,152)

Total stockholder's equity	(15,902)	(3,152)

Total liabilities and stockholder's equity	$459,434	$484,264

See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	December 31, 2001	January 2, 2001	December 31, 2001	January 2, 2001
Revenues	$208,076	$259,507	$670,467	$788,758
Cost of sales	149,760	187,500	479,347	569,085

Gross profit	58,316	72,007	191,120	219,673
Expenses:
Warehouse and delivery	30,275	34,948	94,212	102,257
Selling	7,460	8,386	23,986	27,500
General and administrative	11,899	12,420	34,433	37,752

Total expenses	49,634	55,754	152,631	167,509

Income from operations	8,682	16,253	38,489	52,164
Interest expense, net	10,184	12,409	31,778	34,382

Income (loss) before excise tax and income taxes	(1,502)	3,844	6,711	17,782
Excise tax imposed under IRS settlement agreement	—	—	1,919	—

Income (loss) before income taxes	(1,502)	3,844	4,792	17,782
Income tax expense (benefit)	(76)	246	410	1,055

Net income (loss)	(1,426)	3,598	4,382	16,727
Other comprehensive income (loss), net of income taxes	(99)	73	(4,399)	(369)

Comprehensive income (loss)	$(1,525)	$3,671	$(17)	$16,358

See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	December 31, 2001	January 2, 2001
OPERATING ACTIVITIES:
Net income	$4,382	$16,727
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,610	8,213
Amortization of debt issue costs	1,111	1,111
Accrued postretirement benefits	186	—
Deferred income taxes	397	1,069
(Gain) loss on sale of property, plant and equipment	(33)	132
Provision for bad debts	1,793	1,130
Increase in cash surrender value of life insurance over premiums paid	1,911	1,384
Changes in operating assets and liabilities:
Accounts receivable	15,888	(743)
Inventories	4,951	(38,808)
Other current assets	518	(1,365)
Accounts payable and accrued liabilities and expenses	(48,846)	(35,235)
Non-trade receivable	1,058	(1,759)
Other	(609)	(353)

Net cash used in operating activities	(8,683)	(48,497)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(19,463)	(10,051)
Proceeds from the sale of property, plant and equipment	111	16
Premiums paid on life insurance policies	(1,461)	(1,144)
Proceeds from redemption of life insurance policies	1,124	673

Net cash used in investing activities	(19,689)	(10,506)

FINANCING ACTIVITIES:
Net borrowings under revolving loan agreements	34,051	62,826
Payments on other debt	(2,150)	(2,150)
Cash dividend to parent	(12,733)	(4,795)

Net cash provided by financing activities	19,168	55,881

Effect of exchange rate changes on cash	4	(6)

NET DECREASE IN CASH	(9,200)	(3,128)
Cash at beginning of period	23,758	21,660

CASH AT END OF PERIOD	$14,558	$18,532

See accompanying notes.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
December 31, 2001

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

        In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at December 31, 2001 and the consolidated results of operations and comprehensive income and cash flows for the three months and nine months ended December 31, 2001 and January 2, 2001. The consolidated results of operations and comprehensive income for the nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

        Certain prior year amounts have been reclassified to conform with the current year presentation.

2.
OTHER COMPREHENSIVE INCOME

        Other comprehensive income included foreign currency translation income (loss) of ($99,000) and $73,000 for the three months ended December 31, 2001 and January 2, 2001, respectively, and ($113,000) and ($369,000) for the nine months ended December 31, 2001 and January 2, 2001, respectively. In addition, the nine months ended December 31, 2001 included a loss of $4,286,000, relating to the changes in fair value of the Company's interest rate swap agreement recognized in connection with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Company determined that the interest rate swap agreement is a highly effective cash flow hedge under the provisions of SFAS No. 133, as amended. Accordingly, the effective portion of gain or loss resulting from future changes in the fair value of the interest rate swap agreement is reported in other comprehensive income while the ineffective portion will be recognized in net income. No amounts were recognized in the third quarter of fiscal 2002. For the nine months ended December 31, 2001, a loss of $100,000 associated with the ineffective portion of the interest rate swap agreement was recognized in net income in accordance with SFAS 133, as amended.

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

EARLE M. JORGENSEN COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: Three months ended December 31, 2001 compared to three months ended January 2, 2001.

        Revenues.    Revenues for the third quarter of fiscal 2002 were $208.1 million, compared to $259.5 million for the same period in fiscal 2001. Revenues from our domestic operations decreased $51.3 million (20.6%) to $198.1 million in the third quarter of fiscal 2002 when compared to $249.4 million for the same period in fiscal 2001. This decrease was primarily attributable to a 17% decrease in tonnage shipped which reflects a weakness in demand by our customers for most core commodities and across key industries served caused by the ongoing recession. Revenues from our Canadian operations of $10.0 million in the third quarter of fiscal 2002 were comparable to $10.1 million in the same period in fiscal 2001.

        Gross Profit.    Gross profit for the third quarter of fiscal 2002 was $58.3 million, compared to $72.0 million for the same period in fiscal 2001, and consolidated gross margins were 28.0% and 27.7%, respectively. Gross profit for the fiscal 2002 period included an immaterial LIFO adjustment compared to a LIFO charge of $0.1 million in the fiscal 2001 period. Gross profit from our Canadian operations was $2.1 million and gross margin was 21.0% during the third quarter of fiscal 2002, compared to $2.3 million and 22.8%, respectively, for the same period in fiscal 2001. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.4% for the third quarter of fiscal 2002 compared to 27.9% for the same period in fiscal 2001. The increase of 0.5% was the result of changes in customer and product mixes, including a higher level of value-added services.

        Expenses.    Total operating expenses for the third quarter of fiscal 2002 were $49.6 million (23.8% of revenues), compared to $55.8 million (21.5% of revenues) for the same period in fiscal 2001. The changes in operating expenses generally reflect the impact on variable expenses due to changes in tonnage shipped.

        Warehouse and delivery expenses for the third quarter of fiscal 2002 were $30.3 million (14.6% of revenues), compared to $34.9 million (13.4% of revenues) for the same period in fiscal 2001. The decrease resulted from lower compensation expense and freight costs resulting from the decrease in tonnage shipped, partially offset by higher lease costs associated with new or expanded facilities.

        Selling expenses for the third quarter of fiscal 2002 were $7.5 million (3.6% of revenues), compared to $8.4 million (3.2% of revenues) for the same period in fiscal 2001. The decrease resulted from lower compensation expense, including accruals for incentive compensation based on sales and gross profit levels.

        General and administrative expenses for the third quarter of fiscal 2002 were $11.9 million (5.7% of revenues), compared to $12.4 million (4.8% of revenues) for the same period in fiscal 2001. The decrease resulted from higher income recognized in connection with redemption of life insurance policies, lower compensation expense, including accruals for incentive compensation and lower marketing expense, offset by costs associated with certain restructuring and consolidation of facilities, and higher provisions for bad debt and workers compensation claims.

        Net Interest Expense.    Net interest expense was $10.2 million for the third quarter of fiscal 2002 compared to $12.4 million for the same period in fiscal 2001. Such amounts include interest and amortization of debt issue costs related to our revolving credit facility ("Revolving Credit Facility"), our 9 1/2% senior notes ("Senior Notes"), our variable rate term loan ("Term Loan") and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

        Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $6.2 million for the third quarter of fiscal 2002 compared to $8.8 million for the same period in fiscal 2001. The average outstanding indebtedness during the third quarter of fiscal 2002 was $311.2 million, compared to $347.9 million for the same period in fiscal 2001. The weighted average interest rate on such indebtedness was 6.47% during the third quarter of fiscal 2002 versus 9.26% during the same period in fiscal 2001. During the three months ended December 31, 2001 and January 2, 2001, borrowings under the Revolving Credit Facility averaged $99.8 million and $135.1 million and the average interest rate on such borrowings was 4.42% and 8.80%, respectively.

        Interest expense associated with borrowings against the cash surrender value of certain life insurance policies maintained was $4.0 million during the third quarter of fiscal 2002 compared to $3.6 million for the same period in fiscal 2001.

        The interest rates on our Senior Notes and on the borrowings under the life insurance policies are fixed at 9.50% and 11.76%, respectively. The interest rates on our Revolving Credit Facility and Term Loan are floating (3.80% and 5.19%, respectively, as of December 31, 2001).

        Pursuant to our interest rate swap agreement with Bankers Trust Company covering a notional amount of $95.0 million under the Term Loan, we paid $0.6 million during the third quarter of fiscal 2002 versus receiving $0.2 million during the same period in fiscal 2001.

        Income Taxes.    Income tax expense for the third quarter of fiscal 2002 and 2001 included provisions for state franchise and foreign income taxes. Federal tax provisions for the third quarter of fiscal 2002 and 2001 were offset by recognition of tax benefits associated with our loss carryforwards.

RESULTS OF OPERATIONS: Nine months ended December 31, 2001 compared to nine months ended January 2, 2001.

        Revenues.    Revenues for the first nine months of fiscal 2002 were $670.5 million, compared to $788.8 million for the same period in fiscal 2001. Revenues from our domestic operations decreased $120.4 million (15.9%) to $638.3 million in the first nine months of fiscal 2002 when compared to $758.7 million for the same period in fiscal 2001. This decrease was primarily attributable to a 14% decrease in tonnage shipped which reflects a weakness in demand by our customers for most core commodities and across key industries served caused by the ongoing recession. Revenues from our Canadian operations increased 6.6% to $32.1 million in the first nine months of fiscal 2002 when compared to $30.1 million in the same period in fiscal 2001 due to the opening of our Edmonton operations in September 2000.

        Gross Profit.    Gross profit for the first nine months of fiscal 2002 was $191.1 million, compared to $219.7 million for the same period in fiscal 2001, and consolidated gross margins were 28.5% and 27.9%, respectively. Gross profit for the fiscal 2002 period included a LIFO credit of $1.3 million compared to a LIFO credit of $0.1 million in the fiscal 2001 period. Gross profit from our Canadian operations was $7.0 million and gross margin was 21.8% during the first nine months of fiscal 2002, compared to $7.1 million and 23.6%, respectively, for the same period in fiscal 2001. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.6% for the first nine months of fiscal 2002 compared to 28.0% for the same period in fiscal 2001. The increase of .6% was the result of changes in customer and product mixes, including a higher level of value-added services.

        Expenses.    Total operating expenses for the first nine months of fiscal 2002 were $152.6 million (22.8% of revenues), compared to $167.5 million (21.2% of revenues) for the same period in fiscal 2001. The changes in operating expenses generally reflect the impact on variable expenses from changes in tonnage shipped.

        Warehouse and delivery expenses for the first nine months of fiscal 2002 were $94.2 million (14.0% of revenues), compared to $102.3 million (13.0% of revenues) for the same period in fiscal 2001. The decrease resulted from lower compensation expense and freight costs resulting from the decrease in tonnage shipped, partially offset by higher lease costs associated primarily with new or expanded facilities. As of December 31, 2001, 1,067 employees were involved in warehouse and delivery activities, compared to 1,260 as of January 2, 2001.

        Selling expenses for the first nine months of fiscal 2002 were $24.0 million (3.6% of revenues), compared to $27.5 million (3.5% of revenues) for the same period in fiscal 2001. The decrease resulted from lower compensation expense, including accruals for incentive compensation based on sales and gross profit levels.

        General and administrative expenses for the first nine months of fiscal 2002 were $34.4 million (5.1% of revenues), compared to $37.8 million (4.8% of revenues) for the same period in fiscal 2001. The decrease resulted from higher income recognized in connection with our life insurance policies, lower compensation, including accruals for incentive compensation, lower marketing expense, and lower levels of sales discounts, offset by costs associated with certain restructuring and consolidation of facilities, and higher provisions for workers compensation claims and bad debt.

        Net Interest Expense.    Net interest expense was $31.8 million for the first nine months of fiscal 2002 compared to $34.4 million for the same period in fiscal 2001. Such amounts include interest and amortization of debt issue costs related to our Revolving Credit Facility, our Senior Notes, our Term Loan and interest on borrowings against the cash surrender value of certain life insurance policies we maintain.

        Interest expense and amortization of debt issue costs related to outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $20.0 million for the first nine months of fiscal 2002 compared to $23.9 million for the same period in fiscal 2001. The average outstanding indebtedness during the first nine months of fiscal 2002 was $309.9 million, compared to $328.0 million for the same period in fiscal 2001. The weighted average interest rate on such indebtedness was 7.38% during the first nine months of fiscal 2002 versus 9.21% during the same period in fiscal 2001. During the nine months ended December 31, 2001 and January 2, 2001, borrowings under the Revolving Credit Facility averaged $98.2 million and $114.3 million and the average interest rate on such borrowings was 5.62% and 8.63%, respectively.

        Interest expense associated with borrowings against the cash surrender value of certain life insurance policies maintained was $11.7 million during the first nine months of fiscal 2002 compared to $10.5 million for the same period in fiscal 2001.

        Pursuant to our interest rate swap agreement with Bankers Trust Company covering a notional amount of $95.0 million under the Term Loan, we paid $1.3 million during the first nine months of fiscal 2002 versus receiving $0.5 million during the same period in fiscal 2001.

        Income Taxes.    Income tax expense for the first nine months of fiscal 2002 and 2001 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first nine months of fiscal 2002 and 2001 were offset by recognition of tax benefits associated with our loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital increased to $171.2 million at December 31, 2001 when compared to $156.3 million at March 31, 2001 primarily as the result of lower accounts payable. During the first nine months of fiscal 2002 our primary sources of cash consisted of funds provided by borrowings under our Revolving Credit Facility of $34.1 million. Our primary uses of cash included capital expenditures, $19.5 million, dividends to Holding, $12.7 million, and funding operating activities, $8.7 million.

        Cash used in operating activities was $8.7 million (1.3% of revenues) during the first nine months of fiscal 2002 compared to $48.5 million (6.1% of revenues) during the same period of fiscal 2001. The improvement generally reflects decreasing accounts receivable and inventory levels partially offset by the timing of payments to vendors.

        For fiscal 2002, we have planned approximately $26.2 million of capital expenditures to be financed from internally generated funds and borrowings under our Revolving Credit Facility. Approximately $24.1 million is for facility expansions and improvements, including approximately $20.0 million for the expansion and automation of our facility in Schaumburg, Illinois, and routine replacement of machinery and equipment, and $2.1 million is for further additions to our management information systems. During the first nine months of fiscal 2002, we spent $19.5 million for planned capital expenditures.

        During the first nine months of fiscal 2002, we redeemed $12.7 million of our capital stock from retiring and terminated employees, as required by the terms of our ESOP and by Holding's Stockholders' Agreement. We expect that such redemptions for the remainder of fiscal 2002 will not be significant, although the amount or timing of such expenditures is not within our control and there can be no assurance in this regard.

        Our cash requirements for debt service and related obligations through the end of fiscal 2002 are expected to consist primarily of interest payments under the Revolving Credit Facility, interest and principal payments on the Term Loan, interest payments on the Senior Notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and the ESOP, capital expenditures and principal and interest payments on our industrial revenue bonds. As of December 31, 2001, remaining principal payments required by our outstanding industrial revenue bond indebtedness amount to $1.4 million in fiscal years 2003 and 2004 and $6.2 million in the aggregate thereafter through 2011. We will not be required to make any principal payments on our Senior Notes until 2005. Our Revolving Credit Facility will mature in 2003 and our Term Loan will mature in 2004. The Term Loan requires principal payments to be made in equal quarterly installments of $250,000. The final installment due at maturity will repay in full all outstanding principal.

        As of December 31, 2001, we were in compliance with all covenants under the Revolving Credit Facility, the Term Loan and the Senior Notes, except for the fixed charge coverage ratio. The noncompliance was primarily the result of significant capital expenditures incurred for the expansion and automation of our flagship facility in Schaumburg, Illinois, combined with the weaker earnings caused by the weak economy. The expansion is expected to be substantially completed by November 2002. We received a waiver for this covenant violation and subsequently amended the Revolving Credit Facility to reset the ratio for the four consecutive fiscal quarter period ended December 31, 2001. Moreover, we have received assurances from our banks that additional amendments to the Revolving Credit Facility will be made to reset the fixed charge coverage ratio for future reporting periods, as necessary. Although compliance with our covenants in the future is largely dependent on our future performance and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants, except as previously mentioned, for the foreseeable future.

        At December 31, 2001, our primary sources of liquidity were available borrowings of $82.3 million under the Revolving Credit Facility, available borrowings of approximately $2.7 million against certain life insurance policies and internally generated funds. Borrowings under our Revolving Credit Facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets. Our Term Loan is secured by a first priority lien on a substantial portion of current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies, are non- recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies. For the first nine months of fiscal 2002, dividend income earned under the policies totaled $9.3 million, compared to

$10.1 million for the same period in fiscal 2001 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of December 31, 2001, there was approximately $23.5 million of cash surrender value in all life insurance policies we maintained, net of borrowings.

        For the third quarter and first nine months of fiscal 2002, EBITDA totaled $11.5 million (5.5% of revenues) and $46.0 million (6.9% of revenues), respectively, compared to $19.1 million (7.4% of revenues) and $60.3 million (7.6% of revenues) for the same period in fiscal 2001. EBITDA, which represents income from operations before non-recurring charges, net interest expense, taxes, depreciation, amortization, LIFO adjustments, and certain other non-cash expenses, including accruals for post-retirement benefits, is provided as an important measure of our ability to service debt. However, EBITDA should not be considered in isolation or as a substitute for consolidated results of operations and cash flows data presented in the accompanying consolidated financial statements.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	4.15	Second Amendment to Credit Agreement dated as of February 12, 2002.
	10.56	Restatement of the Earle M. Jorgensen Hourly Employees Pension Plan, as amended in Toto effective January 1, 2000.
(b)	Reports on Form 8-K
The Registrant was not required to file a Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY
Date: February 13, 2002	/s/ Maurice S. Nelson, Jr. Maurice S. Nelson, Jr. President, Chief Executive Officer
Date: February 13, 2002	/s/ William S. Johnson William S. Johnson Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES