Form 10-K
period 2002-03-31
JORGENSEN EARLE M CO /DE/
filed 2002-05-07
CIK 54003

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934--For the fiscal year ended March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 1-7537

                               -----------------

                          EARLE M. JORGENSEN COMPANY
            (Exact name of registrant as specified in its charter)

                               -----------------

                      Delaware                 95-0886610
                   (State or other          (I.R.S. Employer
                   jurisdiction of
                  incorporation or         Identification No.)
                    organization)

               3050 East Birch Street,            92821
                  Brea, California
                (Address of principal          (Zip Code)
                 executive offices)

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

   Number of shares outstanding of the registrant's common stock, par value $.01 per share at April 30, 2002 - 128 shares

================================================================================

                                    PART I

   All statements other than statements of historical facts that generally include the words "believe", "expect", "intend", "estimate", "anticipate", "will", and other similar expressions used in this report are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon our management's then-current views, understandings and assumptions regarding future events and operating performance as of the dates of such statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors such as fluctuations in supply, demand and prices of steel and aluminum products, changes in the industries that purchase metal products from our company, such as oil services, agricultural equipment and aerospace, and changes in the general economy. Changes in such factors could cause actual results to differ materially from those contemplated in such forward-looking statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.   BUSINESS

   Earle M. Jorgensen Company, a Delaware corporation (the "Company" or "EMJ") was formed on May 3, 1990, when Kelso & Company ("Kelso") and its affiliates acquired control of and combined two leading metals distributors, EMJ (founded in 1921) and Kilsby-Roberts Holding Co. ("Kilsby") (successor to C.A. Roberts Company, founded in 1915). In connection with the combination of EMJ and Kilsby, our company became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. ("Holding").

   We are one of the largest independent distributors of metal products in North America, providing value-added metals processing services and distributing over 25,000 different metals products. We have been distributing metals products for over 80 years and we believe we are the leading distributor of bar and tubing products in North America. We have over 35,000 customers engaged in a wide variety of industries, including machine tools, transportation, industrial equipment, fabricated metal, oil, gas and energy, construction and farm equipment and aerospace. None of our customers represent more than 3% of our gross revenues. These customers are serviced by our network of 35 service and processing centers located throughout North America. For the fiscal year ended March 31, 2002, we generated revenues of $895.1 million and EBITDA (as defined) of $64.4 million.

   We serve our customers by providing metals processing expertise and inventory management services, as well as what we believe is a unique on-time product delivery guaranty. We purchase metals products from primary producers and sell these metals in smaller quantities to a wide variety of end users. We process nearly all of the metals products we sell by cutting to length, burning, sawing, honing, shearing, grinding, polishing, and performing other similar services on them, all to customer specifications. During fiscal 2002, we handled approximately 7,000 sales transactions per business day, at an average of $507 per transaction.

Industry Overview and Competition

   Primary metals producers, which manufacture and sell large volumes of steel, aluminum and specialty metals in standard sizes and configurations, generally sell only to those large end users and metals service centers who do not require processing of the products and who can order in large quantities and tolerate relatively long lead times. We do not believe that the role of the primary metals producers will change in the foreseeable future and they will continue to focus on providing efficient and volume-driven production of a limited number of standardized metal products.

   Metals service centers function as intermediaries between primary metals producers and end users by selling products in smaller quantities and offering value-added or specialized services ranging from pre-production processing in accordance with specific customer requirements to storage and distribution of unprocessed metal products. Metals service centers are the single largest customer group of the U.S. domestic steel industry and serve the metal supply needs of more than 300,000 manufacturers and fabricators through service center locations nationwide. According to industry sources, metals service centers purchase and distribute about 30% of all carbon steel products and nearly 45% of all stainless steel products produced in the U.S. while generating over $40 billion in annual revenues.

   We believe that the metals service center industry will continue to increase its role as a valuable intermediary between primary metals producers and end users, principally as a result of (i) the metals producers' efforts to increase sales to larger volume purchasers in order to increase production efficiency and (ii) increased demand by end users for value-added services in order to reduce their costs and capital expenditures associated with the production process.

   The metals service center industry is highly fragmented, consisting of a large number of small companies, which are limited as to product line, size of inventory and customers located within a specific geographic area, and a few relatively large companies. Nevertheless, based on 2000 data, over $30 billion of sales in the industry were controlled by the 50 largest metals service centers in North America. The industry includes both general-line distributors, like us, which handle a wide range of metals products, and specialty distributors, which specialize in particular categories of metals products. Geographic coverage by metals service centers is influenced by their national, regional and local representation. Generally, the metals service center industry competes on price and the ability to provide customers with value-added services such as product selection, timely delivery, reliability, quality and processing capability.

   The larger and more sophisticated companies, like us, have certain advantages over smaller companies, such as obtaining higher discounts associated with large volume purchases, the ability to service customers with operations in multiple locations and the use of more sophisticated information systems.

Competitive Strengths

   We believe that the following factors contribute to our success in the metals service center industry:

   Superior Service, Product Selection, and Quality. Over the last two years, we implemented a program for our customers in which we guaranty on-time delivery of our products or they are free. This program, which we believe is unique among major distributors in North America, has been very successful, with on-time performance of over 99% since its inception based on credits given to our customers. We have been able to successfully offer this service because of the combination of our leading inventory management information systems technology, broad network of service and processing centers, and extensive inventory of core products. We believe that we carry the broadest line of bar and tubing products in North America. In addition to our on-time guaranty and our broad product offering, we benefit from an excellent reputation for quality and service built over our 80 years in operation, and have received numerous quality and service awards from our customers. For example, we were among the first in the metals distribution industry to receive multi-site ISO 9002 certification and had the first metals service center to receive QS 9000 certification established by the automobile industry.

   Industry Leading Information Systems. Our industry leading proprietary management information systems enable us to assess business conditions, monitor operating results, track and allocate inventory among different locations, optimize purchasing and improve customer service through better order and product reference data. For example, we track our inventory system-wide on a real-time basis through our systems. This tracking capability allows our salespeople to integrate ordering and scheduling, and enables us to meet our on-time delivery guaranty. Our proprietary systems have been developed and implemented through the joint efforts of our highly trained 20 person development team working closely with our operations personnel in the field.

   Broad Network of Strategically Located Facilities and Diverse Customer
Base. Our service centers are strategically located throughout North America, generally within one day's delivery time to almost all U.S.
manufacturing centers. Our broad service network gives us the ability to provide services to national customers with multiple locations. We serve more than 35,000 customers across a broad range of industries with no single customer accounting for more than 3% of our gross revenues. Our largest ten customers represented approximately 11% of our revenues in fiscal 2002, and the average length of these customer relationships was approximately 10 years.

   Technology Driven Process Improvements. We have installed an automated inventory storage and retrieval system and modernized our storage facilities in our Kansas City facility and are currently making similar improvements in our Chicago facility. We believe that these systems, designed by Kasto, are the best in the industry and will greatly reduce our inventory handling costs, maximize order fill rates, and provide us with a significant competitive advantage. When the Kasto system upgrade was installed in Kansas City, we added 20% more inventory storage capacity while using 41% less floor space and reduced headcount approximately 14% to 82 from fiscal year end 1998 to fiscal year end 2002. In Chicago, we are in the process of completing a 130,400 sq.
ft. expansion to our existing 473,300 sq. ft. facility and installing a similar Kasto system. We believe the Kasto system being installed in Chicago will enable us to achieve results similar to those in Kansas City. When fully implemented, we expect that this system will enable the Chicago facility to process and ship more than 4,000 inventory line items per day, compared to its current capacity of about 2,200 inventory line items daily, while significantly reducing labor costs. As of March 31, 2002, we have completed approximately two-thirds of the capital expenditures required for this project. We expect Chicago's Kasto system will begin to become operational during fiscal year 2003.

   Experienced Management with Significant Equity Ownership. Our senior management team has an average of 27 years of industry experience. Our chief executive officer, Maurice S. Nelson, has spent over 40 years in the metals industry with us and at Inland Steel Company and Alcoa. Mr. Nelson was named the Service Center Executive of the Year for 2001 by Metal Center News and in January 2002 was elected chairman of the Metal Service Center Institute. Our chief financial officer, William S. Johnson, has served in numerous financial positions during his 22 year career including most recently acting as our controller from 1995 to 1999. Our employees directly, and indirectly through our stock bonus and stock option plans beneficially own in the aggregate approximately 27.3% (29.1% on a fully-diluted basis) of the outstanding common stock of Holding (the ''Holding Common Stock") as of March 31, 2002.

Operating and Growth Strategy

   Our primary business goals are to increase market share, expand services to customers and to improve operating profits and cash flows. Our growth and operating strategies consist of the following elements:

   Focus on Value-Added Products and Services to Increase Market Share and Gross Margins. We believe our commitment to provide on-time delivery service will continue to differentiate us and our service capabilities from others in the industry who generally offer only "best efforts" delivery service, which customers find less reliable. We intend to continue to use this competitive advantage to increase our market share. In addition, we seek to increase our gross margins and grow our market share by combining sales from inventory with value-added services such as inventory management and pre-production processing activities, including cutting and honing operations. Accordingly, we will focus on increasing our efficiencies and capacities in these value-added operations and in aggressively marketing these services.

   Leveraging Core Products. We have historically been a major purchaser and distributor of various "long" products, namely cold finished carbon and alloy bars, mechanical tubing, stainless bars and shapes, aluminum bars, shapes and tubes, and hot-rolled carbon and alloy bars. Our core products are higher margin products than widely available products, such as flat-rolled steel, sheet and rebar. In addition, we believe our purchasing volumes for our core products enable us to achieve the lowest available product acquisition costs for these products among service centers. As a result, we believe we realize higher gross margins than many of our competitors for our core products. We believe we can significantly grow market share and increase profitability by continuing to focus our marketing efforts on our extensive selection of core products and leveraging our procurement advantage. Leveraging our strength in our core products should enable us to establish competitive advantages in all of our local markets as well as allow us to successfully compete for larger national programs with customers.

   Maintain Technology Leadership. We have made and will continue to make investments in technology in order to differentiate our service capabilities from those of our competitors. We will continue to enhance our management information systems by upgrading software and hardware to improve connectivity, stability and reliability of our management information systems and data. These planned improvements include (i) upgrading our customer relationship management system to further improve customer satisfaction and sales productivity, (ii) increasing the versatility of our electronic commerce capabilities for sales and purchasing activities, (iii) creating a web-based capability to procure and manage third party freight services for selected inbound and outbound shipments, and (iv) enhancing our warehouse automation to further improve productivity and efficiency.

   Expand Satellite Operations. We believe a key aspect of serving our customers is having a physical presence in those markets requiring our products and services. Accordingly, we have formalized a strategy to target those geographic areas where we can justify opening a "satellite" location. These locations are managed locally by warehouse and delivery personnel, stock a limited inventory of core products and require minimal initial and maintenance capital expenditures, resulting in a low cost opportunity to serve select markets. Each satellite operation is supported by inventory, inside salespeople and the general management of our larger service center responsible for the satellite's results of operations. Since the beginning of fiscal 2000, we have opened five satellites.

Products And Suppliers

   We have designated certain carbon and alloy, aluminum, and stainless products as core product offerings under our bar and tubing lines. We also offer certain plate and other products. Each of our service centers stocks a broad range of shapes and sizes of each of these products, as dictated by market demand, in an effort to be a market leader in all of the core product lines in its geographic area.

   Carbon steel bar products (hot-rolled and cold-finished) and carbon plate and sheet are used in construction equipment, farm equipment, automotive and truck manufacturing and oil exploration as well as a wide range of other products. Stainless steel bar and plate are used widely in the chemical, petrochemical, and oil refining and biomedical industries where resistance to corrosion is important. Aluminum bar and plate are frequently used in aircraft and aerospace applications where weight is a factor. Different tubing products are appropriate for particular uses based on different characteristics of the tubing materials, including strength, weight, resistance to corrosion and cost. Carbon tubing and pipe are used in general manufacturing. Alloy tubing is used primarily in the manufacturing of oil field equipment and farm equipment. Stainless steel tubing and pipe are used in applications requiring a high resistance to corrosion, such as food processing. Aluminum tubing and pipe are used in applications that put a premium on lightweight (such as aerospace manufacturing).

   The majority of our procurement activities are handled by a centralized merchandising office in our Chicago facility where specialists in major product lines make the majority of inventory purchases on behalf of our service centers. This merchandising group develops and evaluates the working relationships with high-quality suppliers to ensure availability, quality and timely delivery of product.

   The majority of our inventory purchases are made by purchase order, and we have no significant supply contracts with periods in excess of one year. We are not dependent on any single supplier for any product or for a significant portion of our purchases, and in fiscal year 2002 no single supplier represented more than 10% of our total purchases. We purchased less than 15% of our inventory requirements from foreign-based suppliers in fiscal 2002.

   In March 2002, the United States enacted tariffs on certain metal products from specified countries under Section 201 of the Trade Act of 1974 to provide protection for the domestic steel industry. At this time, we cannot accurately assess the impact that these tariffs may have on availability or pricing of product we buy or on our future results in general. However, an increase in prices of product purchased by us generally would result in higher prices for product we sell to our customers.

Customers and Markets

   We provide metal products and value-added metals processing services to over 35,000 customers throughout North America that do business in a wide variety of industries, none of which represents more than 3% of our gross revenues. During fiscal 2002, we processed approximately 7,000 sales transactions per business day generating an average revenue of approximately $507 per transaction.

   The following table provides a percentage breakdown of tonnage sold to key industries for the fiscal years ended March 31, 2000, 2001 and 2002:

                                                       Year Ended March 31,
                                                       -------------------
                                                       2000   2001   2002
                                                       -----  -----  -----
     Machine Tools....................................  28.3%  29.5%  27.6%
     Transportation...................................   8.1    7.5    8.6
     Industrial Equipment.............................   8.9    8.5    7.8
     Metal Service Centers & Wholesale Trade..........   6.3    6.1    6.1
     Fabricated Metal.................................   6.3    6.1    6.0
     Oil, Gas & Energy................................   3.0    5.2    5.7
     Construction/Farm Equipment......................   6.4    6.0    5.6
     Fluid Power......................................   5.7    4.9    5.0
     Screw Machine Products...........................   3.5    3.8    3.8
     Power Transmission Equipment.....................   2.7    2.6    2.7
     Primary Metal, Mills, Forgings...................   2.2    2.3    2.3
     Aerospace........................................   1.8    1.9    2.3
     All Other Industries.............................  16.8   15.6   16.5
                                                       -----  -----  -----
        Total......................................... 100.0% 100.0% 100.0%
                                                       =====  =====  =====

   The majority of our sales originate from individual purchase orders and are not subject to ongoing supply contracts; however, we make some of our sales under contracts that fix the price for up to 12 months. When we enter into a fixed price contract, we enter into a corresponding supply contract with our supplier to cover the commitment to our customer. These corresponding supply contracts substantially reduce the risk of fluctuating prices negatively impacting our margins on these fixed price contracts. Such contracts provide the customer with greater certainty as to timely delivery, price stability and continuity of supply, and sometimes satisfy particular processing or inventory management requirements. Such contracts have resulted in new customer relationships and increased sales volumes, but can have a slightly lower gross margin than our ordinary sales. We believe such contracts, in the aggregate, represented less than 15% of our total revenues in fiscal 2002. In addition, the pricing for most of our sales is set at the time of the sale.

   Seasonal fluctuations in our business generally occur in the summer months and in November and December, when many customers' plants and production levels are impacted by retooling, vacations or holidays. Order backlog is not a significant factor, as orders are generally filled within 24 hours.

Breakdown Of Revenues From Material Sales By Product Group

   The following table sets forth a percentage breakdown of revenues generated from sales of material by product group for the fiscal years ended March 31, 2000, 2001 and 2002.

                                              Year Ended March 31,
                                              -------------------
                                              2000   2001   2002
                                              -----  -----  -----
             Bars:
                Carbon and Alloy.............  37.0%  36.0%  36.6%
                Stainless....................  10.2   11.4   11.9
                Aluminum.....................   7.1    7.8    7.7
                                              -----  -----  -----
                    Total....................  54.3   55.2   56.2
                                              =====  =====  =====
             Tubing:
                Carbon and Alloy.............  26.6   24.9   24.6
                Stainless....................   3.3    2.9    3.0
                Aluminum.....................   3.7    3.4    3.6
                                              -----  -----  -----
                    Total....................  33.6   31.2   31.2
                                              =====  =====  =====
             Plate:
                Carbon and Alloy.............   4.8    4.0    3.9
                Stainless....................   1.5    2.2    1.5
                Aluminum.....................   2.5    2.9    2.3
                                              -----  -----  -----
                    Total....................   8.8    9.1    7.7
                                              =====  =====  =====
             Other...........................   3.3    4.5    4.9
                                              -----  -----  -----
                                              100.0% 100.0% 100.0%
                                              =====  =====  =====

   In addition, sales of material out of our stock inventory (referred to as "stock" sales) represented 88.6%, 90.2% and 89.7% of total revenues generated from material sales for fiscal years 2000, 2001 and 2002, respectively. We believe our ability to support this high proportion of stock sales is critical in maintaining higher gross margins than would otherwise be possible. The balance of revenues represents special customer requirements that we meet by arranging mill-direct sales and by making buy-outs from other distributors of inventory items we do not maintain as stock inventory. Such non-stock sales generally have lower gross margins than stock sales, but provide a valuable customer service.

Intellectual Property and Licenses

   EMJ(R) is a registered trademark and, along with our name, is a service mark in the U.S. and in other countries where we do or expect to do business. Other service marks, including hallmarks, logos, taglines or mottos used to conduct business are or will be registered as necessary to protect our proprietary rights. We also own our internet domain name, emjmetals.com, and consider certain information owned by us to be trade secrets, and we take measures to protect the confidentiality and control the disclosure of such information. We believe that these safeguards adequately protect our proprietary rights. While we consider all of our intellectual property rights as a whole to be important, we do not consider any single right to be essential to our operations.

Management Information Systems

   Our industry leading proprietary management information systems enable us to assess business conditions, monitor operating results, track and allocate inventory among different locations, optimize purchasing and improve customer service through better order and product reference data. For example, we track our inventory system-wide on a real-time basis through our systems. This tracking capability allows our salespeople to integrate ordering and scheduling, and enables us to meet our on-time delivery guaranty. Our proprietary systems have been developed and implemented through the joint efforts of our highly trained 20 person development team working closely with our operations personnel in the field.

Employees

   As of March 31, 2002, EMJ employed approximately 1,725 persons, of whom approximately 1,055 were employed in production or shipping, 365 were employed in sales and 305 served in executive, administrative or district office capacities. Three different unions represented approximately 760 of our employees from 16 locations. Our collective bargaining agreements expire on staggered dates between January 2003 and October 2006. We believe we have a good overall relationship with our employees.

Foreign Operations

   Through our wholly-owned subsidiary, Earle M. Jorgensen (Canada) Inc., a Canadian limited liability company, we operate three service centers located in Toronto, Montreal and Edmonton. Revenues from our Canadian operations totaled $38.6 million in fiscal 2000, $42.8 million in fiscal 2001 and $43.7 million in fiscal 2002.

Environmental Matters

   We are subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment and human health and safety, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination. As a result, we are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters.

   During fiscal years 2000, 2001 and 2002, expenditures made in connection with environmental matters totaled approximately $0.3 million, $0.2 million and $0.1 million, respectively, principally for settlement of claims, and monitoring, remediation and investigation activities at sites with contaminated soil and/or groundwater. As of March 31, 2002, there was no accrual for future monitoring, investigation and remediation expenditures because such costs are not yet known or reasonably estimable for the following pending environmental matters. We also refer you to Note 8 to consolidated financial statements.

   Forge (Seattle/Kent, WA). In November 1998, we paid the purchasers of our former Forge facility and an off-site disposal site $2.2 million as an indemnification settlement for liabilities related to the remediation of known contamination at the Forge facility. We continue to monitor the disposal site for environmental conditions in accordance with a consent decree issued by the Washington Department of Ecology, or "Ecology." Annual costs associated with such monitoring are not significant, and we do not anticipate significant additional expenditures related to this matter.

   The Forge property is located on the Lower Duwamish Waterway, which has been identified by the United States Environmental Protection Agency, or the "EPA," as a Superfund Site, or the "Duwamish Site." Under the federal Comprehensive Environmental Remediation, Compensation, and Liability Act, or "Superfund," owners or operators of facilities that have released hazardous substances to the environment may be liable for remediation costs. Courts have held that such liability may be joint and several; however, in many instances, the costs are allocated among the parties, primarily based on their estimated contribution to the contamination. The EPA, along with Ecology, have entered into an Administrative Order of Consent with four major property owners with potential liability for cleanup of the Duwamish Site that outline tasks required to be completed to further investigate the nature and extent of the contamination and cleanup alternatives. In November 2001, the current owners of the Forge property notified us of a potential claim for indemnification for any liability relating to contamination of the Duwamish Site. The notification stated that the Forge facility, along with other businesses located along the Duwamish Site, are expected be named as potentially responsible parties for contamination of the Duwamish Site and requested that EMJ participate under a joint defense. We are evaluating the notification and remedies we may have, including insurance recoveries for any monies to be spent as part of the investigation or cleanup of the Duwamish Site. At this time, we cannot determine what liability, if any, we may have relating to the investigation and remediation of the Duwamish Site.

   Union (New Jersey). During fiscal 1994, we were notified by the current owner that we have potential responsibility for the environmental contamination of this property formerly owned by a subsidiary and disposed of by such subsidiary prior to its acquisition by EMJ. The prior owner of such subsidiary has also been notified of its potential responsibility. On March 27, 1997, the current owner of the property informed us that it estimated the cost of investigation and cleanup of the property at $0.9 million and requested contribution to such costs from EMJ and the prior owner. We have contested responsibility and commented on the proposed cleanup plan and have not received any further demands or notifications. We do not have sufficient information to determine what potential liability EMJ has, if any.

   Tri-County Landfill (Illinois). In April 2001, we were served with a complaint by the owner of this landfill (known as the Tri-County/Elgin Landfills Superfund Site, or the "Site") alleging that EMJ, among others, was responsible for certain contamination found at the Site, which resulted from alleged disposal of waste transported from a predecessor of Kilsby prior to Kilsby's merger with EMJ. The owner sought reimbursement of costs incurred or to be incurred in connection with the investigation and remediation activities required under orders from the EPA. This matter was settled in December 2001 and the court dismissed the case.

   Although it is possible that new information or future developments could require our company to reassess its potential exposure relating to all pending environmental matters, we believe that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on our financial condition, results of operations or liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

Item 2.  PROPERTIES

   We currently maintain 35 service centers (including three plate processing centers, one cutting center and one tube honing facility), three sales offices and one merchandising office at various locations throughout the U.S. and we are headquartered in Brea, California. Our facilities generally are capable of being utilized at higher capacities, if necessary. Most leased facilities have initial terms of more than one year and include renewal options. While some of the leases expire in the near term, we do not believe that we will have difficulty renewing such leases or finding alternative sites.

   Set forth below is a table summarizing certain information with respect to our facilities.

                                                      Owned (O)    Size
      Country/City/State                              Leased (L) (Sq. Ft.)
      ------------------                              ---------- ---------
      United States:
      Phoenix, Arizona...............................     O        72,200
      Little Rock, Arkansas..........................     L        27,700
      Brea, California (headquarters)................     L        33,300
      Hayward, California............................     L        91,000
      Los Angeles, California........................     O       319,400
      Denver, Colorado...............................     L        77,400
      Chicago, Illinois(a)...........................     O       473,300
      Plainfield, Indiana............................     O       225,000
      Eldridge, Iowa.................................     L       104,500
      Boston, Massachusetts..........................     O        63,500
      Roseville, Michigan(b).........................     L        28,700
      Minneapolis, Minnesota.........................     O       169,200
      Kansas City, Missouri..........................     L       120,900
      St. Louis, Missouri............................     L       108,100
      Brighton, New York(b)..........................     L        31,500
      Charlotte, North Carolina......................     O       175,300
      Cincinnati, Ohio...............................     L       125,200
      Cleveland, Ohio................................     O       200,200
      Cleveland, Ohio................................     O       137,800
      Tulsa, Oklahoma................................     O       108,000
      Tulsa, Oklahoma................................     O       137,900
      Portland, Oregon...............................     L        33,800
      Philadelphia, Pennsylvania(c)..................     L        63,300
      Wrightsville, Pennsylvania(b)..................     L        83,900
      Chattanooga, Tennessee(b)......................     L        27,000
      Memphis, Tennessee.............................     L        56,500
      Dallas, Texas..................................     O       132,800
      Houston, Texas.................................     O       276,000
      Salt Lake City, Utah(b)........................     L        25,400
      Kent, Washington...............................     L        83,600
      Canada:
      Toronto, Ontario...............................     L        61,800
      Montreal, Quebec...............................     L        82,700
      Edmonton, Alberta..............................     L        25,800

--------
(a) Not including an expansion of 130,400 square feet to be operational in July 2002.
(b) These locations are considered satellite operations.
(c) Excludes 160,500 square feet subleased to a third party under a long-term agreement.

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

   The Internal Revenue Service, or the "IRS," conducted an audit of our employee stock ownership plan, or the "Plan," for the fiscal years ended March 31, 1992, through March 31, 1996, and issued a preliminary report to the Company in which the IRS asserted that certain contributions of stock by Holding to the Plan violated provisions of the Internal Revenue Code because the securities contributed were not "qualifying employer securities" as defined by ERISA. In fiscal 2002, this matter was settled without EMJ admitting the allegations of the IRS, and we paid $1.9 million of excise tax to the IRS.

   The Department of Labor, or the "DOL," also investigated the same transactions involving the Plan and came to conclusions similar to those reached by the IRS. However, the DOL has not pursued those transactions. In the course of its investigation, the DOL and its advisors reviewed the valuations of Holding's common and preferred stock prepared for the Plan and criticized the methodology used in preparing the valuations. We believe that the methodology used in the valuations was appropriate, and in connection with discussions with the DOL, we engaged a second independent appraiser that generally corroborated the valuations and the methodology used by the first appraiser.

   On March 8, 2002, the DOL sued us, Holding, our Plan and former members of our benefits committee in the federal district court for the Central District of California. The DOL claims that the valuations of Holding's common stock used to make annual contributions to our Plan in each of the years 1994 through 2000 contained significant errors that resulted in the common stock being overvalued, and that the failure of the members of our benefits committee to detect and correct the errors was a breach of their fiduciary duty under ERISA. As a result of the alleged overvaluations, the DOL contends that the contributions to our Plan were prohibited transactions under ERISA. The DOL has sought to require us to repurchase the stock contributed to the Plan at the value at which the stock was contributed plus interest. The aggregate value of the common stock contributed to the Plan from 1994 through 2000 was approximately $28.9 million. We intend to deny liability, and we believe we have meritorious factual and legal defenses. We cannot assure you as to ultimate outcome of this case, but we do not anticipate that the outcome would have a material adverse effect on our business, financial condition or results of operations. We have $3.0 million of fiduciary insurance coverage that will cover defense costs and may provide coverage for the claims made by the DOL.

   On April 22, 2002, we were sued by Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, alleging that we had conspired with other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor. We have not yet answered that complaint. We believe the claims are without merit and intend to vigorously defend the claim.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY

   We have 128 shares of common stock par value $.01 per share outstanding, all of which are owned by Holding. For each of fiscal years ended March 31, 2000, 2001 and 2002, we paid cash dividends totaling $13.4 million, $5.5 million and $15.0 million respectively, to Holding in connection with the repurchase of its capital stock from employees of EMJ whose employment had terminated, as required by the terms of Holding's Stockholders Agreement and the ESOP. In addition, in fiscal 1998, we paid cash dividends of $45.4 million to Holding in connection with a refinancing of the indebtedness of the Company and Holding.

Item 6.  SELECTED FINANCIAL DATA

   All information contained in the following table was derived from our audited consolidated financial statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                                                      Year Ended March 31,
                                                                      ----------------------------------------------------
                                                                         1998       1999      2000       2001       2002
                                                                      ----------  --------  --------  ----------  --------
                                                                                     (dollars in thousands)
Statement of Operations Data:
Revenues............................................................. $1,050,005  $915,811  $938,252  $1,059,681  $895,058
Costs of goods sold..................................................    755,381   649,851   662,803     767,263   641,991
Gross profit.........................................................    294,624   265,960   275,449     292,418   253,067
Operating expenses exclusive of restructuring and other non-recurring
 charges.............................................................    225,019   198,465   205,626     223,222   200,933
Restructuring and other non-recurring charges........................      2,838       286     2,432       5,320     1,861
Income from operations...............................................     66,767    67,209    67,391      63,876    50,273
Net interest expense(1)..............................................     41,059    41,181    41,595      44,855    42,545
Extraordinary loss(2)................................................      9,075        --        --          --        --
Net income...........................................................     15,760    24,493    23,987      17,798     5,354

Other Data:
EBITDA(3)............................................................ $   82,497  $ 76,761  $ 73,614  $   81,129  $ 64,422
% Margin.............................................................       7.9 %     8.4 %     7.8 %       7.7 %     7.2 %
Depreciation and amortization(4).....................................      9,475     9,175     9,951      11,035    11,449
Capital expenditures.................................................      7,264     8,957     9,525      14,475    24,531
Net cash flows provided by operating activities......................     36,602    36,035    32,984      38,026    14,544
Net cash flows provided by (used in) investing activities............      7,555    (3,646)   (4,846)    (15,048)  (24,752)
Net cash flows provided by (used in) financing activities............    (44,515)  (35,275)  (24,331)    (20,877)    7,748
Ratio of earnings to fixed charges(5)................................      1.54x     1.55x     1.54x       1.36x     1.11x
Dividends paid(6)....................................................     56,888    17,701    13,372       5,514    14,963

Balance Sheet Data:
Cash and cash equivalents............................................ $   20,763  $ 17,860  $ 21,660  $   23,758  $ 21,300
Total working capital................................................    157,784   156,691   165,148     156,309   154,936
Total assets.........................................................    443,821   426,867   464,374     484,264   443,998
Total debt...........................................................    312,234   296,506   285,547     270,184   292,895
Total stockholder's deficit..........................................    (36,919)  (28,020)  (14,365)     (3,151)  (15,786)

--------
(1) Net interest expense includes amortization and write-off of debt issue costs aggregating $1,757, $1,481, $1,482, $1,482 and $1,792 for the fiscal years ended March 31, 1998, 1999, 2000, 2001 and 2002, respectively, net of interest income of $462, $570, $636, $1,179 and $164 for the fiscal years ended March 31, 1998, 1999, 2000, 2001 and 2002, respectively.
(2) The extraordinary loss of $9,075 includes the write-off of deferred financing costs and payments of call premiums and other expenses in connection with early retirement of debt.
(3) "EBITDA" means income from operations before depreciation and amortization, LIFO adjustments, non-recurring charges and certain other non-cash expenses, including stock bonus plan and postretirement accruals. We believe that EBITDA is generally accepted as useful information regarding a company's ability to incur and service debt. While providing useful information, EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with generally accepted accounting principles.

(4) Depreciation and amortization excludes amortization or write-off of debt issue costs referred to in Note (1) above, reflected in our consolidated statements of operations as interest expense.
(5) In computing the ratio of earnings to fixed charges, "earnings" represents pre-tax income (loss) plus fixed charges except capitalized interest, if any. "Fixed charges" represents interest whether expended or capitalized, debt cost amortization, and 33% of rent expense, which is representative of the interest factor.
(6) Dividends paid to Holding were made in connection with the repurchase of its capital stock from terminated employees. In fiscal 1998, our company also paid a dividend to Holding of $45,419 that was used to repay a portion of Holding Notes and accrued interest.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and our consolidated financial statements and the notes related thereto appearing elsewhere in this Form 10-K.

General

   We were formed on May 3, 1990 when affiliates of Kelso & Company acquired control of and combined two leading metals distributors, EMJ (founded in 1921) and Kilsby-Roberts Holding Co. (successor to C.A. Roberts Company, founded in
1915). Through our network of 35 service centers strategically located throughout North America, we distribute the broadest line of bar and tubing products in North America to over 35,000 customers.

   We serve our customers by providing metals processing expertise and inventory management services, as well as what we believe is a unique on-time product delivery guaranty. We purchase metals products from primary producers and sell these metals in smaller quantities to a wide variety of end users. We process nearly all of the metals products we sell by cutting to length, burning, sawing, honing, shearing, grinding, polishing, and performing other similar services on them, all to customer specifications. During fiscal 2002, we handled approximately 7,000 sales transactions per business day, at an average of $507 per transaction.

   Over the last several years we have streamlined our operations and lowered our operating costs. We have focused our efforts on improving internal business processes and systems, enhancing customer service, reducing headcount, optimizing facility workflow, eliminating redundant facilities and eliminating management layers and corporate overhead. These efforts have produced a more flexible operating cost structure and significantly greater employee productivity. As of March 31, 2002, our total headcount stood at 1,725.

   The metals service center industry is generally considered cyclical (with periods of strong demand and higher prices followed by periods of weaker demand and lower prices), principally due to the nature of the industries in which the largest consumers of metals operate. We believe our results have been less sensitive to economic trends than some of our competitors due to our customer base, product mix and the variety of industries we serve.

   The pricing for most of our sales is set at the time of the sale. We make some of our sales under contracts that fix the price for up to 12 months. When we enter into a fixed price contract, we enter into a corresponding supply contract with our supplier to cover the commitment to our customer. These corresponding supply contracts eliminate the risk of fluctuating prices negatively impacting our margins on these fixed price contracts.

Overview of Fiscal 2002

   Beginning in 2001, the economic slowdown and recession in the United States significantly impacted the metals service center industry as customer demand and metals pricing reached historically low levels. Customers in key industries served by metals service centers reduced their inventories and kept production and reorder levels low due to uncertainty of a recovery, while overcapacity in both domestic and foreign mill markets, coupled with excess inventories held by service centers, kept downward pressure on metal prices. These factors impacted our operations beginning in the fourth quarter of our fiscal 2001 and continuing through fiscal 2002, with revenues and tonnage shipped in fiscal 2002 decreasing 15.5% and 14%, respectively, when compared to fiscal 2001. Every key industry we served, with the exception of instruments/testing equipment and aerospace, showed lower revenues and tonnage shipped in fiscal 2002 when compared to fiscal 2001. However, our gross margins increased to 28.3% in fiscal 2002 when compared to 27.6% in fiscal 2001, and our operating margins were 5.6% in fiscal 2002 compared to 6.0% in fiscal 2001.

   We continued to focus on improving our business processes, including the development or enhancement of systems that enabled us to reduce costs and increase productivity related to order processing and scheduling, and inventory processing and handling. During fiscal 2002, our average total number of employees decreased 10% to 1,805 when compared to fiscal 2001.

   We believe our ability to quickly align our cost structures with the prevailing levels of business while continuing to provide customer service that we believe is unequaled in the industry, together with our operating and growth strategies, have positioned us to outperform the industry as general economic conditions improve.

Statement of Operations Information

   The following table sets forth certain of our consolidated statement of operations data. The historical financial data for the fiscal years ended March 31, 2000, 2001 and 2002 are derived from the historical financial statements included elsewhere herein.

                                                            Year Ended March 31,
                                              ------------------------------------------------
                                                2000     %       2001      %      2002     %
                                              -------- -----  ---------- -----  -------- -----
                                                           (dollars in thousands)
Statement of Operations Data:
Revenues..................................... $938,252 100.0% $1,059,681 100.0% $895,058 100.0%
Gross profit.................................  275,449  29.4     292,418  27.6   253,067  28.3
Operating expenses exclusive of restructuring
  and other non-recurring charges............  205,626  21.9     223,222  21.1   200,933  22.4
Restructuring and other non-recurring charges    2,432   0.3       5,320   0.5     1,861   0.2
Income from operations.......................   67,391   7.2      63,876   6.0    50,273   5.6
Net interest expense.........................   41,595   4.4      44,855   4.2    42,545   4.8
Net income...................................   23,987   2.6      17,798   1.7     5,354   0.6

Results of Operations--Year ended March 31, 2002 compared to year ended March 31, 2001

   Revenues. Revenues for fiscal 2002 decreased 15.5% to $895.1 million, compared to $1,059.7 million in fiscal 2001. Revenues from our domestic operations decreased 16.3% to $851.4 million in fiscal 2002, compared to $1,016.9 million in fiscal 2001 resulting from a 14% decrease in tonnage shipped and a 2% decrease in average selling prices when compared to fiscal 2001 levels. Our domestic operations experienced lower levels of business in core products and in key industries, such as transportation and industrial tooling and machines, caused by the recession. Revenues from our international operations increased 2.1% to $43.7 million compared to $42.8 million in fiscal 2001 due to the full year effect from our new service center in Edmonton, Alberta, Canada that opened in September 2000.

   Gross Profit. Gross profit decreased 13.4% to $253.1 million in fiscal 2002, compared to $292.4 million in fiscal 2001. Gross margin improved to 28.3% when compared to 27.6% in fiscal 2001. Fiscal 2002 included a LIFO charge of $0.6 million compared to a charge of $0.9 million in fiscal 2001. Gross profit and gross margin from foreign operations were $9.5 million and 21.7% in fiscal 2002 compared to $9.9 million and 23.1% in fiscal

2001. Exclusive of foreign operations and LIFO, gross margin increased to 28.7% in fiscal 2002, when compared to 27.9% in fiscal 2001; the increase was attributable to a 2% decrease in material costs, improved product sourcing and inventory management, and changes in customer and product mixes.

   Expenses. Total operating expenses, exclusive of non-recurring charges, were $200.9 million, or 22.4% of revenues in fiscal 2002, compared to $223.2 million, or 21.1% of revenues in fiscal 2001. The decrease in operating expenses generally reflects the impact on variable expenses from lower tonnage shipped in fiscal 2002. The non-recurring charges in fiscal 2002 were associated with workforce reductions and costs incurred in connection with facility consolidation; the non-recurring charges in fiscal 2001 were associated primarily with workforce reductions and special compensation payable to our chief executive officer.

   Warehouse and delivery expenses decreased $12.3 million (9.0%) to $124.5 million in fiscal 2002, compared to $136.8 million in fiscal 2001. As a percent of revenues, warehouse and delivery expenses were 13.9% in fiscal 2002, compared to 12.9% in fiscal 2001. The decrease in these expenses was attributable to lower compensation expense and freight costs resulting from the decrease in tonnage shipped, decreased levels of expenditures for utilities, maintenance and other production and facility expenses, partially offset by higher lease and depreciation expense incurred to support added capacity and services, including those related to facility expansions and satellite operations. As of March 31, 2002, warehouse and delivery activities employed approximately 1,055 employees, compared to 1,225 as of March 31, 2001.

   Selling expenses decreased $4.5 million (12.4%) to $31.9 million in fiscal 2002, compared to $36.4 million in fiscal 2001, and increased as a percent of revenues to 3.6% from 3.4% in fiscal 2001. The decrease in selling expenses was attributable to lower compensation expense, including accruals for incentive compensation based on revenue and gross profit levels.

   General and administrative expenses, excluding non-recurring charges, decreased $5.6 million (11.1%) to $44.5 million in fiscal 2002, compared to $50.1 million in fiscal 2001. As a percentage of revenues, these expenses were 5.0% in fiscal year 2002 and 4.7% in fiscal 2001. The decrease in general and administrative expenses was attributable to higher income recognized in connection with our life insurance policies, lower compensation expense, including accruals for management incentives and lower marketing costs, offset by higher provisions for workers compensation and bad debt.

   Net Interest Expense. Net interest expense was $42.5 million in fiscal 2002 and $44.9 million in fiscal 2001. Such amounts include interest on our credit facilities, existing senior notes, term loan, industrial revenue bonds, borrowings against the cash surrender value of certain life insurance policies, and the amortization of debt issue costs ($1.8 million in fiscal 2002 and $1.5 million in fiscal 2001).

   During fiscal 2002 the average outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) was $310.5 million versus $325.4 million in fiscal 2001. The weighted-average interest rate on such indebtedness during fiscal 2002 was 7.09% versus 9.18% in fiscal 2001. The average borrowings under our credit facility decreased to $99.2 million from $112.0 million in fiscal 2001, and the average interest rate decreased to 5.13% in fiscal 2002 from 8.48% in fiscal 2001.

   The outstanding borrowings against the cash surrender value of life insurance policies were $147.3 million at March 31, 2002 and $132.0 million at March 31, 2001, and the total interest expense on such borrowings increased to $16.0 million in fiscal 2002 compared to $14.4 million in fiscal 2001. Such increases resulted primarily from borrowings of $17.3 million against the increased cash surrender value of life insurance policies in November 2001 to pay annual premiums on such policies and to pay interest on previous borrowings (see "--Liquidity and Capital Resources"). As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income earned under the policies was $13.5 million in fiscal 2002, $13.0 million in fiscal 2001 and $14.0 million in fiscal 2000 and is reported as an offset to general and administrative expenses in the consolidated statements of operations.

   The interest rates on our existing senior notes and our life insurance policy borrowings are fixed at 9.50% and 11.76%, respectively. The interest rates on our credit facility and term loan are floating rates (3.82% and 5.31%, respectively, as of March 31, 2002). Pursuant to an interest rate swap agreement we entered with Deutsche Bank Trust Company Americas, or "DBTCA" (formerly known as Bankers Trust Company), in June 1998, the interest rate on our term loan was fixed at approximately 9.05% through June 2003. Such agreement requires DBTCA to make payments to us each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the sum of the three-month London Interbank Offered Rate plus 3.25% ("Floating LIBOR") and 9.05%, if the Floating LIBOR is greater than 9.05%, on a per diem basis. If Floating LIBOR is lower than 9.05%, we are required to pay DBTCA an amount equal to the product of the notional amount and the difference between 9.05% and Floating LIBOR on a per diem basis. During fiscal 2002, we paid DBTCA $2.2 million of interest as calculated under the provisions described above. Since inception of the interest rate swap agreement, we have paid DBTCA a net amount of $2.0 million through March 31, 2002.

Results of Operations--Year ended March 31, 2001 compared to year ended March 31, 2000

   Revenues. Revenues for fiscal 2001 increased 12.9% to $1,059.7 million, compared to $938.3 million in fiscal 2000. Revenues from our domestic operations increased 13.0% to $1,016.9 million in fiscal 2001, compared to $899.7 million in fiscal 2000 and reflect a 12% increase in tonnage shipped and a 1% increase in average selling prices when compared to fiscal 2000 levels. Our domestic operations benefited from higher levels of business in core products and in key industries, such as oil services, transportation and industrial tooling and machines, although weakened demand caused by a general economic slowdown was experienced in the fourth quarter of fiscal 2001. Revenues from our international operations increased 10.9% to $42.8 million compared to $38.6 million in fiscal 2000 due to stronger local economic conditions and to the opening of a new service center in Edmonton, Alberta in September 2000.

   Gross Profit. Gross profit increased 6.2% to $292.4 million in fiscal 2001, compared to $275.4 million in fiscal 2000. Gross margin declined to 27.6% when compared to 29.4% in fiscal 2000. Fiscal 2001 included a LIFO charge of $0.9 million compared to a corresponding LIFO credit of $9.0 million in fiscal 2000. Gross profit and gross margin from foreign operations were $9.9 million and 23.1% in fiscal 2001, compared to $8.7 million and 22.5% in fiscal 2000. Exclusive of foreign operations and LIFO, gross margin was 27.9% in fiscal 2001, compared to 28.6% in fiscal 2000; the decrease was attributable to a 3% increase in material costs, and to changes in product and customer mixes.

   Expenses. Total operating expenses in fiscal 2001 were $228.5 million, including $5.3 million of non-recurring charges associated primarily with workforce reductions and special compensation payable to our chief executive officer. Excluding non-recurring expenses, operating expenses were $223.2 million, or 21.1% of revenues, compared to $205.6 million, or 21.9% of revenues, in fiscal 2000. The higher operating expenses generally reflect variable expenses incurred to support increased tonnage shipped and costs associated with new or expanded facilities, including our satellite operations.

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

   Selling expenses increased $2.3 million (6.7%) to $36.4 million in fiscal 2001, compared to $34.1 million in fiscal 2000, and decreased as a percent of revenues to 3.4% from 3.6% in fiscal 2000. The increase in selling expenses was attributable to higher accruals for incentive compensation based on revenue and gross profit levels.

   General and administrative expenses, excluding non-recurring charges and gains or losses on sale of fixed assets, increased $2.2 million (4.6%) to $50.1 million in fiscal 2001, compared to $47.9 million in fiscal 2000. As a percentage of revenues, these expenses were 4.7% in fiscal year 2001 and 5.1% in fiscal 2000. The increase in general and administrative expenses was attributable to higher payroll and benefits costs, higher accruals for management incentives, increased provisions for bad debt and lower purchase discounts offset by higher income recognized in connection with life insurance policies. Our gains from sale of fixed assets were not significant in fiscal 2001 compared to losses from sale of fixed assets, including our Hawaiian operations, totaling $2.3 million in fiscal 2000.

   Net Interest Expense. Net interest expense was $44.9 million in fiscal 2001 and $41.6 million in fiscal 2000. Such amounts include interest on our credit facilities, existing senior notes, term loan, industrial revenue bonds, and borrowings against the cash surrender value of certain life insurance policies, and the amortization of debt issue costs ($1.5 million in fiscal 2001 and in fiscal 2000).

   During fiscal 2001 the average outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) was $325.4 million versus $313.5 million in fiscal 2000. The weighted-average interest rate on such indebtedness during fiscal 2001 was 9.18% versus 8.54% in fiscal 2000. The average borrowings under our credit facility increased to $112.0 million from $98.1 million in fiscal 2000, and the average interest rate increased to 8.48% in fiscal 2001 from 7.42% in fiscal 2000.

   The outstanding borrowings against the cash surrender value of life insurance policies were $132.0 million at March 31, 2001 and $116.5 million at March 31, 2000, and the total interest expense on such borrowings increased to $14.4 million in fiscal 2001 compared to $12.6 million in fiscal 2000. Such increases resulted from net borrowings of $15.5 million against the increased cash surrender value of life insurance policies in November 2000 to pay annual premiums on such policies and to pay interest on previous borrowings (see "Liquidity and Capital Resources"). As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income earned under the policies was $13.0 million in fiscal 2001, $14.0 million in fiscal 2000 and $10.9 million in fiscal 1999 and is reported as an offset to general and administrative expenses in the consolidated statements of operations.

   The interest rates on our existing senior notes and on the life insurance policy borrowings are fixed at 9.50% and 11.76%, respectively. The interest rates on our credit facility and term loan are floating rates (7.23% and 8.19%, respectively, as of March 31, 2001). Pursuant to an interest rate swap agreement we entered with DBTCA in June 1998, the interest rate on our term loan was fixed at approximately 9.05% through June 2003 (the "Fixed Rate"). Such agreement requires DBTCA to make payments to us each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the sum of the three month London Interbank Offered Rate plus 3.25% ("Floating LIBOR") and the Fixed Rate, if the Floating LIBOR is greater than the Fixed Rate, on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, we are required to pay DBTCA an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. During fiscal 2001, DBTCA paid us $0.7 million of interest as calculated under the provisions described above. Since inception of the interest rate swap agreement, DBTCA has paid us a net amount of $0.2 million through March 31, 2001.

Liquidity and Capital Resources

   Working capital decreased to $154.9 million at March 31, 2002 when compared to $156.3 million at March 31, 2001. Primary sources of cash in fiscal 2002 consisted of funds provided by operations of $14.5 million and borrowings under the revolving loan agreement of $25.1 million. Primary uses of cash in fiscal 2002 consisted of (i) capital expenditures of $24.5 million and (ii) dividends to Holding of $15.0 million for the redemption of stock from retired and terminated employees.

   Cash generated from operating activities was $14.5 million (1.6% of revenues) in fiscal 2002 compared to $38.0 million (3.6% of revenues) in fiscal 2001 and $33.0 million (3.5% of revenues) in fiscal 2000.

   The redemption of $15.0 million of capital stock from retiring and terminated employees was required by the terms of our stock bonus plan and by Holding's Stockholders' Agreement. This amount was higher than in fiscal years 2001 and 2000 due to the timing of distributions, the number and mix of shares being purchased and changes in stock prices. We expect that such redemptions for fiscal 2003 will be lower than the amount paid in fiscal 2002, although the amount or timing of such expenditures is not within our control and there can be no assurance in this regard.

   Capital expenditures were $24.5 million in fiscal 2002, $14.5 million in fiscal 2001 and $9.5 million in fiscal 2000. Capital expenditures in fiscal 2002 were primarily for routine replacement of machinery and equipment, facility improvements and expansions, including the expansion and automation of our facility in Chicago and the purchase of computer hardware and software. For fiscal 2003, we have planned approximately $15.8 million of capital expenditures to be financed from internally generated funds and borrowings under our credit facility. Approximately $14.4 million is for facility improvements and expansions (including a commitment of approximately $11.8 million for the Chicago project) and routine replacement of machinery and equipment, and $1.4 million is for further additions and enhancements to our management information systems.

   In April 2002, we replaced our then-existing credit facility with an amended and restated credit facility. See Note 5 to our consolidated financial statements. The margin on loans under our new credit facility increased by 0.75% over the prior facility. At closing, we paid total structuring and commitment fees of $1.0 million to the banks in connection with the replacement of our credit facility.

   Our ongoing debt service obligations are expected to consist primarily of interest payments under our credit facility, interest payments on our senior notes and principal and interest payments on our term loan and on our industrial revenue bonds. As of March 31, 2002, annual principal payments required by our outstanding industrial revenue bonds indebtedness amount to $1.4 million in fiscal years 2003 and 2004, $2.1 million in fiscal year 2005, $1.2 million in fiscal 2006 and $0.7 million in fiscal year 2007 and $2.2 million in the aggregate thereafter through fiscal year 2011. We will not be required to make any principal payments on our notes until their maturity in fiscal 2012. Our credit facility, as amended, will mature in April 2006. Our credit facility has covenants that require maintenance of minimum working capital and a fixed-charge coverage ratio; and although compliance with such covenants in the future is largely dependent on the future performance of our company and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

   As of March 31, 2002, our primary sources of liquidity will be available borrowings of approximately $84.6 million under our credit facility, available borrowings of approximately $8.1 million against certain life insurance policies and internally generated funds. Borrowings under our credit facility are secured by our domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of such accounts receivable and inventory. The term loan is secured by a first-priority lien on a substantial portion of our current and future acquired unencumbered property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse. The interest rate on the life insurance policy loans is 0.5% greater than the dividend income rate on the policies. As of March 31, 2002, there was approximately $27.6 million of cash surrender value in all life insurance policies maintained, net of borrowings. In addition, our Canadian subsidiary has available its own credit facilities of up to CDN $12.7 million, including a revolving credit facility of CDN$5.0 million, a term financial instruments facility of CDN$7.0 million, to be used for hedging foreign currency and rate fluctuations, and a special credit facility of CDN$0.7 million for letters of guaranty in connection with a lease for a newly constructed facility in Toronto. As of March 31, 2002, CDN$1.9 million (USD$1.2 million) was outstanding under the revolving credit facility and a letter of guaranty for CDN$0.6 million (USD$0.4 million) was issued. None of the term financial instruments facility was used as of March 31, 2002.

   For fiscal 2002, EBITDA (as defined) totaled $64.4 million (7.2% of revenues), compared to $81.1 million (7.7% of revenues) in fiscal 2001 and $73.6 million (7.8% of revenues) in fiscal 2000. We define EBITDA as income from operations before depreciation and amortization, LIFO adjustments, non-recurring charges and certain other non-cash expenses, including stock bonus plan and post-retirement accruals, and is provided as an important measure of our ability to service debt. However, EBITDA should not be considered in isolation or as a substitute for consolidated results of operations and cash flows data presented in the accompanying consolidated financial statements.

   We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on our credit facility and notes, prior to their scheduled maturities in fiscal years 2006 and 2012, respectively; however, we anticipate that it will be necessary to replace or to refinance all or a portion of our credit facility and the notes prior to their respective maturities, although there can be no assurance on what terms, if any, that we would be able to obtain such refinancing or additional financing. Our ability to make interest payments on our credit facility and our notes will be dependent on maintaining the level of performance reflected in the accompanying consolidated financial statements, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings. Our earnings were sufficient to cover fixed charges for fiscal years 2000, 2001 and 2002.

Foreign Exchange Exposure

   The currency used by our foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, and adjustments resulting from the translation of financial statements are included in accumulated other comprehensive income
(loss) within stockholder's equity. We do not expect to hedge our exposure to foreign currency fluctuations in the foreseeable future. Net foreign currency transaction gains or losses have not been material in any of the periods presented. See "Item 1. Business--Foreign Operations."

Inflation

   Our operations have not been, nor are they expected to be, materially affected by inflation.

Critical Accounting Policies

   Management's discussion and analysis of its financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities, although no assurance can be given that actual results will not differ from those estimates and judgments. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory reserves, pension and other postretirement benefits, insurance reserves, incentive compensation, contingencies and income tax accounting.

  Revenue Recognition

   We recognize revenue when products are shipped to our customers. Sales are shown net of returns and allowances.

  Accounts Receivable and Allowances for Doubtful Accounts

   Accounts receivable consist primarily of amounts due to us from our normal business activities. Allowances for doubtful accounts are established based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on accounts aging, historical losses (adjusted for current economic conditions) and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Changes in economic conditions in specific markets in which we operate could have a material effect on required reserve balances.

  Inventory Reserves

   Inventories largely consist of raw material purchased in bulk quantities from various mill suppliers to be sold to our customers. An allowance for excess inventory is maintained to reflect the expected unsaleability of specific inventory items based on condition, recent sales activity and projected market demand.

  Pension and Postretirement Benefits

   Our pension and postretirement benefit costs and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future in addition to changes resulting from fluctuations in our related headcount due to changes in the assumptions.

  Insurance Reserves

   Our insurance for worker's compensation, general liability and vehicle liability are effectively self-insured. A third-party administrator is used to process all such claims. Claims for worker's compensation are used, along with other factors, by our third-party administrator to establish reserves required to cover our worker's compensation liability. Our reserves associated with the exposure to these self-insured liabilities are reviewed by management and third-party actuaries for adequacy at the end of each reporting period.

  Incentive Compensation

   Management incentive plans are tied to various financial performance metrics. Bonus accruals made throughout the year based on management's best estimate of the achievement of the specific financial metrics. Adjustments to the accruals are made on a quarterly basis as forecasts of financial performance are updated. At year-end, the accruals are adjusted to reflect the actual results achieved.

  Contingencies

   We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

  Income Taxes

   We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we will establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we will include and expense the allowance within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We do not use derivative financial instruments or enter into hedging transactions for speculative or trading purposes with respect to managing market risks. However, we have used and will continue to evaluate the use of derivative financial instruments to reduce our exposure to higher interest costs during periods of rising interest rates. At March 31, 2002, our only derivative financial instrument was a fixed rate interest rate swap agreement covering $95.0 million of our Term Loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Our exposure to changes in interest rates is not considered significant to our consolidated financial statements in the foreseeable future.

   Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar. Changes in the exchange rate of the Canadian dollar have not nor are expected to have a material impact on our results of operations and cash flows. Due to our product mix and the frequency of our buying and selling activities over normal business cycles, our exposure to changes in commodity prices is not considered material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Financial statements and supplementary data required by this Item 8 are set forth as indicated in Item 14(a)(1) and (2) below.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the name, age (at March 31, 2002), principal occupation and business experience of each of our directors and executive officers. Holding's directors and executive officers are identical to ours. The executive officers serve at the pleasure of the board of directors of EMJ and Holding, respectively.

   Each member of our board of directors holds office until the next annual meeting of the stockholders or until his successor is elected and qualified. The election of Holding's directors is subject to the provisions of a stockholders' agreement described below.

   There are no family relationships among our directors and executive officers. For information regarding the stock ownership of Holding by our directors and executive officers, we refer you to "Item 12. Security Ownership of Certain Beneficial Owners and Management."

   From 1998 through 2001, each non-officer director other than Messrs. Schuchert and Nickell was granted options to purchase 10,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant. These options are fully vested. Beginning April 1, 2002, each of our non-officer directors will be paid an annual retainer of $20,000, payable quarterly. Effective April 1, 1997, April 1, 1998, April 1, 1999, April 1, 2000 and April 1, 2001, in consideration for his service as a director, Chairman of the Executive Committee and Chairman of the Board, Mr. Roderick was granted options to purchase 20,000 shares of Holding Common Stock, in each case at their fair market value as established by the most recent appraisal available at the date of the grant. These options are fully vested. Beginning April 1, 2002, Mr. Roderick will be paid an annual retainer of $30,000, payable quarterly.

   In addition, all non-officer directors are reimbursed for all approved out-of-pocket expenses related to meetings they attend. Our directors receive no additional compensation for their services as directors of Holding. Our officers who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers.

          Name           Age                        Position
          ----           ---                        --------
David M. Roderick....... 78  Chairman of the Board and Chairman of the Executive
                               Committee and Director

Maurice S. Nelson, Jr... 64  President, Chief Executive Officer and Chief Operating
                               Officer, Director and Member of the Executive
                               Committee

William S. Johnson...... 44  Vice President and Chief Financial Officer (Principal
                               Financial and Accounting Officer) and Secretary

Frank D. Travetto....... 49  Vice President, Merchandising

Kenneth L. Henry........ 55  Vice President

James D. Hoffman........ 43  Vice President

R. Neil McCaffery....... 52  Executive Vice President

Joseph S. Schuchert..... 73  Director

William A. Marquard..... 82  Director and Chairman of the Audit Committee

Frank T. Nickell........ 54  Director and Member of the Executive Committee and the
                               Audit Committee

John Rutledge........... 53  Director and Member of the Audit Committee

Earl L. Mason........... 54  Director and Member of the Audit Committee

   David M. Roderick. Mr. Roderick became Chairman of the Board of EMJ and Holding on January 21, 1998. Mr. Roderick has also served as Chairman of the Executive Committee of EMJ and Holding since February 1, 1997. Mr. Roderick has been a director of EMJ and Holding since January 1994. Mr. Roderick also serves as a director of American Standard Companies Inc., Citation and Kelso & Companies, Inc. Previously, Mr. Roderick served as Director, Chairman, and Chief Executive Officer of the USX Corporation. Mr. Roderick joined USX in 1959, was Chairman of USX Finance Committee and a Director from 1973 to 1975, was President and Director from 1975 until 1979 and was Chief Executive Officer and Chairman from 1979 to 1989.

   Maurice S. Nelson, Jr. Mr. Nelson was elected President, Chief Executive Officer and Chief Operating Officer and a director of EMJ and Holding effective February 1, 1997. Before that, Mr. Nelson served as President, Chief Executive Officer and Chief Operating Officer of Inland Steel Company from 1992 until April 1996. Before that, Mr. Nelson was the President of the Aerospace and Commercial division of the Aluminum Company of America (Alcoa) from 1987 to 1992.

   William S. Johnson. Mr. Johnson has been our Vice President and Chief Financial Officer and Secretary since January 1999. Before that, Mr. Johnson was EMJ's Controller since February 1995 and was EMJ's Assistant Controller since February 1994. Prior to that, Mr. Johnson was the Corporate Finance Manager for Severin Montres, Ltd. since 1991. Severin Montres, Ltd., owned by Gucci Group N.V., is the manufacturer and distributor of Gucci watches.

   Frank D. Travetto. Mr. Travetto has been our Vice President Merchandising since March 1997. Before that, Mr. Travetto was EMJ's Vice President Western Region since 1996, EMJ's Vice President Eastern Region from 1992 to 1996, and EMJ's Division President, Canadian Operations from 1990 to 1992.

   Kenneth L. Henry. Mr. Henry has been our Vice President and has been responsible for operating our Chicago and Quad Cities facilities since January 1998. Before that, Mr. Henry was EMJ's Vice President Central Region since 1995. Before that, Mr. Henry was our Vice President Southern Region since 1994, and Vice President of the Kilsby-Roberts Division of EMJ from April 1992 to 1994.

   James D. Hoffman. Mr. Hoffman has been our Vice President since March 2001 and has been responsible for operations of our Cleveland, Indianapolis and Cincinnati facilities since March 2001. Before that, Mr. Hoffman was our Vice President Eastern Region since July 1996. Before that, Mr. Hoffman was District Manager for our Cleveland and Buffalo operations since June 1992.

   R. Neil McCaffery. Mr. McCaffery has been our Executive Vice President since March 2001. Before that, Mr. McCaffery was our Vice President Western Region since March 1997 and our Vice President Southern Region since April 1996.

   Joseph S. Schuchert. Mr. Schuchert has been a director of EMJ since March 1990, and a director of Holding since May 1990. Mr. Schuchert has been Chairman and a director of Kelso & Companies, Inc. since March 1989 and was Chief Executive Officer from March 1989 to August 1997. Kelso & Companies, Inc. is the general partner of Kelso & Company.

   William A. Marquard. Mr. Marquard has been a director of EMJ since March 1990, and a director of Holding since May 1990. Mr. Marquard also serves as a director and Chairman of the Board of Arkansas Best Corporation, as a director of Kelso & Companies, Inc., and as a director of InfraReDx, Inc.

   Frank T. Nickell. Mr. Nickell has served as director of EMJ and Holding since August 1993. He has been President and a director of Kelso & Companies, Inc. since March 1989 and Chief Executive Officer of Kelso & Companies, Inc. since September 1997. Kelso & Companies, Inc. is the general partner of Kelso & Company. He is also a director of Peebles Inc., The Bear Stearns Companies Inc. and BlackRock, Inc.

   John Rutledge. Dr. Rutledge has been a director of EMJ and Holding since June 1992. Dr. Rutledge is the founder of Rutledge & Company, Inc., a merchant banking firm, and has been Chairman since January 1991. He is the founder of Claremont Economics Institute, and has been Chairman since January 1979. Dr. Rutledge is also a director of Amerindo Investment Advisers, Inc., Lazard Freres Funds, Strategic Optical Holdings, Inc. and StairMaster Sports/Medical Products, Inc.

   Earl L. Mason. Mr. Mason has been a director of EMJ and Holding since January 2002. Mr. Mason retired from Alliant Exchange (formerly the distribution business of Kraft Foods), after serving as Chief Executive Officer and President since April 1999. Before that, Mr. Mason was Senior Vice President and Chief Financial Officer of Compaq Computer Corporation from May 1996 to April 1999 and held the position of Senior Vice President and Chief Financial Officer of Inland Steel Industries from June 1991 to May 1996. Mr. Mason also served as Group Executive of Digital Equipment Corporation from June 1990 to June 1991 and as Chief Financial Officer of its European subsidiary from October 1987 to June 1990, and held various positions over 15 years at AT&T Corporation. Mr. Mason is also a director of Computer Horizons Corporation and the Eye Ticket Corporation.

   Robert G. Durham resigned as a director of EMJ in November 2001.

Stockholders' Agreement

   Our By-laws provide for one to ten directors. Our board of directors currently consists of seven directors. Certain of Holding's shareholders have agreed, pursuant to the Stockholders' Agreement, dated as of September 14, 1990, as amended, or the "Stockholders' Agreement," that two directors will be designated by the Management Stockholders (as defined in the Stockholders' Agreement), so long as they are reasonably acceptable to Kelso Investment Associates IV, L.P., or "KIA IV," an affiliate of Kelso & Company, and that at least five directors will be designated by KIA IV. Mr. Nelson has been designated by the Management Stockholders. In addition, the holders of Series A Preferred Stock of Holding are entitled to designate one director pursuant to the terms of the Series A Preferred Stock and Mr. Mason is currently serving in that capacity. The Stockholders' Agreement also provides that in the event of termination of employment, under certain circumstances, each Management Stockholder is entitled to sell, and Holding can require such a Management Stockholder to sell, their shares of Holding Common Stock to Holding at their appraised Fair Market Value (as defined in the Stockholders' Agreement). The Stockholders' Agreement expires on March 24, 2008.

Item 11.  EXECUTIVE COMPENSATION

   Set forth below is information concerning the compensation levels for the executive officers of Holding and EMJ serving as of March 31, 2002. Our officers receive no additional compensation for their services as officers of Holding.

   Cash Compensation. The following table sets forth compensation for the three fiscal years ended March 31, 2002 for our Chief Executive Officer and our four most highly compensated executive officers as of March 31, 2002.

                          Summary Compensation Table

                                                                       Long-Term
                                                                     Compensation
                                          Annual Compensation           Awards
                                        ------------------------ ---------------------
                                                                 Securities Underlying
                                                                   Stock Options/SAR      All Other
      Name and Principal Position       Year  Salary   Bonus(1)         (#)(2)         Compensation(3)
      ---------------------------       ---- -------- ---------- --------------------- ---------------
Maurice S. Nelson, Jr.................. 2002 $555,762 $  270,738            --            $ 47,150
 President, Chief Executive Officer and 2001  555,844  2,374,014            --             152,594
 Chief Operating Officer                2000  555,567    393,264            --              53,166

Frank D. Travetto...................... 2002  238,070     99,659        10,000              23,233
 Vice President, Merchandising          2001  229,051    133,011        15,000              25,001
                                        2000  220,215    134,316        10,000              20,325

Kenneth L. Henry....................... 2002  226,978     94,921        10,000              25,397
 Vice President                         2001  218,299    151,677        15,000              28,341
                                        2000  209,808    127,920        10,000              26,192

R. Neil McCaffery...................... 2002  212,600     90,182        10,000              18,220
 Executive Vice President               2001  206,352    120,343        15,000              19,515
                                        2000  198,571    121,524        10,000              16,850

James D. Hoffman....................... 2002  214,137     90,182        10,000              17,313
 Vice President                         2001  205,955    120,343        15,000              18,531
                                        2000  198,079    121,524        10,000              16,455

--------
(1) Amounts reflect cash compensation earned by executive officers in each of the fiscal years presented, including amounts received after fiscal year end, or deferred at the election of those officers. Bonus amounts include a cash bonus payable pursuant to our Management Incentive Compensation Plan, which became effective April 1, 1997. In addition, Mr. Nelson received a special bonus of $2,000,000 in fiscal 2001.
(2) Holding has granted executive officers options to purchase shares of Holding Common Stock at their fair market value on the date of grant. Mr. Nelson's options have an exercise price of $5.41 per share; options granted to Messrs. Travetto, Henry, McCaffery and Hoffman in fiscal years 2002, 2001 and 2000 have an exercise price of $8.16, $7.31 and $5.51 per share, respectively. See "Holding Stock Option Plan" and "Stock Option Grants Table" below for further information.
(3) Amounts shown include allocations to the accounts of each of the named officers of contributions made by us to our stock bonus plan and to our 401(a)(17) Supplemental Contribution Plan ("401(a)(17) Plan") and of premiums paid by us for long-term disability and life insurance policies. The following allocations were made in fiscal 2002 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) stock bonus plan--$8,500, $8,500, $8,500, $8,500, and $8,500; (ii) 401(a)(17)
    Plan--$32,538, $8,180, $7,387, $6,593 and $6,593; (iii) long term disability--$4,509, $3,745, $6,779, $2,133 and $1,623; (iv) life insurance--$1,603, $2,808, $2,731, $994 and $597. The following allocations were made in fiscal 2001 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) stock bonus plan--$8,500, $8,500, $8,500, $8,500, and $8,500; (ii) 401(a)(17) Plan--$137,719, $9,398, $9,796, $7,694 and
    $7,694;

   (iii) long term disability--$4,509, $3,745, $6,779, $2,133 and $1,623; (iv)
   life insurance--$1,866, $3,358, $3,266, $1,188 and $714. The following allocations were made in fiscal 2000 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) stock bonus plan--$8,000, $8,000, $8,000, $8,000, and $8,000; (ii) 401(a)(17) Plan--$39,164, $9,531, $8,696,
   $7,861 and $7,861; (iii) long term disability--$4,509, none, $6,779, none and none; (iv) life insurance--$1,493, $2,794, $2,717, $989 and $594. The amounts in respect of life insurance represent the estimated value of the premiums paid by us on certain disability and life insurance policies covering each executive. Some of the policies are managed on a split-dollar basis and we will receive the premiums it has paid from the proceeds of such insurance. In such cases the amount of the other compensation attributed to the executive was calculated by treating the premiums paid by us as a demand loan, and the amount of compensation is equal to the imputed interest expense on the cumulative outstanding premiums paid by us, assuming an interest rate equal to the short-term federal funds rate, from time to time. Amounts shown also include a discretionary bonus of $10,000 paid to Mr. Henry in fiscal 2001.

Holding Stock Option Plan

   In fiscal 1998, Holding adopted the Earle M. Jorgensen Holding Company, Inc. Stock Option Plan, as amended, or the "Stock Option Plan." Our Executive Committee is authorized to grant options under the Stock Option Plan. Stock options may be granted at not less than 100% of the fair market value of Holding Common Stock on the date of grant and are generally exercisable for a period not exceeding ten years. Option grants or the vesting of options may be contingent upon such terms and conditions, such as the achievement of performance measures or upon the passage of time, as our Executive Committee determines. Our Executive Committee will make grants under the Stock Option Plan to provide our executive officers and certain other managers with additional incentives for outstanding individual performance and the opportunity to acquire an ownership stake in the Company, thereby more closely aligning their interests with those of the stockholders.

   Our Executive Committee has the right, if the holders of options agree, to grant replacement options which may contain terms more favorable than the options they replace, such as a lower exercise price, and cancel the replaced options.

   The aggregate number of shares of Holding Common Stock available for grants or subject to outstanding options, and the respective prices and/or vesting criteria applicable to outstanding options, will be proportionately adjusted to reflect any stock dividend on the Holding Common Stock, or any recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase the Holding Common Stock at a price substantially below its fair market value. To the extent deemed appropriate by our Executive Committee, subject to any required action by the stockholders, in any merger, consolidation, reorganization, liquidation, dissolution, or other similar transaction, any option granted under the Stock Option Plan shall pertain to the securities and any other property to which a holder of the number of shares of Common Stock covered by the option would have been entitled to receive in connection with such event.

   Upon a change of control of Holding, with certain exceptions, all outstanding stock options (whether or not then fully exercisable or vested) will be cashed out at specified prices as of the date of the change of control, except that any stock options outstanding for less than six months will not be cashed out until six months after the applicable date of grant.

   Generally, a participant who is granted a stock option will not be subject to federal income tax at the time of grant and we will not be entitled to a tax deduction by reason of such grant. Upon exercise of a nonqualified option, generally the difference between the option price and the fair market value of the Holding Common Stock on the date of exercise will be considered ordinary income to the participant and generally we will be entitled to a corresponding tax deduction.

   Upon exercise of an incentive stock option, no taxable income will be recognized by the participant and we are not entitled to a tax deduction by reason of such exercise. However, if Holding Common Stock purchased pursuant to the exercise of an incentive stock is sold within two years from the date of grant or within one year after the transfer of such Holding Common Stock to the participant, then the difference, with certain adjustments, between the fair market value of the Holding Common Stock at the date of exercise and the option price will be considered ordinary income to the participant and generally we will be entitled to a corresponding tax deduction. If the participant disposes of the Holding Common Stock after such holding periods, any gain or loss upon such disposition will be treated as a capital gain or loss and we will not be entitled to a deduction.

   The maximum number of shares of Holding Common Stock reserved for issuance under the Stock Option Plan is 2,100,000, subject to adjustment as provided in the Stock Option Plan to reflect certain corporate transactions affecting the number or type of outstanding shares.

Stock Option Grants Table

   The following table sets forth certain information concerning stock options granted during fiscal 2002 by Holding to our Chief Executive Officer and our next four most highly compensated executive officers. In addition, there are shown hypothetical gains that could be realized for the respective options, based on assumed rates of annual compound price appreciation of 5% and 10% from the date the options were granted over the ten-year term of the options. The actual gain, if any, realized upon exercise of the options will depend upon the market price of Holding's Common Stock relative to the exercise price of the option at the time the option is exercised. There is no assurance that the amounts reflected in this table will be realized.

                      Options Granted in Last Fiscal Year

                                        Individual Grants
                            ------------------------------------------
                                                                        Potential Realizable
                                       % of Total                         Value at Assumed
                            Number of   Options                        Annual Rates of Stock
                            Securities Granted to                      Price Appreciation for
                            Underlying Employees                            Option Term
                             Options   in Fiscal  Exercise  Expiration ----------------------
     Name                   Granted(1)    Year    Price/Sh.    Date        5%         10%
     ----                   ---------- ---------- --------- ----------  -------    --------
Maurice S. Nelson, Jr......       --        0%        N/A         N/A      N/A         N/A
Frank D. Travetto..........   10,000      7.8%      $8.16   7/31/2011  $51,318    $130,049
Kenneth L. Henry...........   10,000      7.8%       8.16   7/31/2011   51,318     130,049
R. Neil McCaffery..........   10,000      7.8%       8.16   7/31/2011   51,318     130,049
James D. Hoffman...........   10,000      7.8%       8.16   7/31/2011   51,318     130,049

--------
(1) Holding has not granted any stock appreciation rights. All the options shown above become exercisable on August 1, 2003. All outstanding stock options shall become fully exercisable and shall be cancelled and exchanged for cash in an amount equal to the excess of the Change in Control Price (as defined in the Stock Option Plan as defined below) over the exercise price, in the event of any transaction or series of transactions, other than a public offering, where a person or a group, excluding Holding, any of its subsidiaries and Kelso and its affiliates, is or becomes the beneficial owner, directly or indirectly, of securities representing 35% or more of the voting power of Holding's then outstanding securities (an "SOP Change of Control"), unless the Executive Committee determines prior to the occurrence of such SOP Change of Control that such options shall be honored, or assumed or new rights (having substantially equivalent or better rights, terms and conditions and economic value) substituted therefor.

Aggregated Stock Option Exercises and Fiscal Year-End Stock Option Value Table

   The following table sets forth certain information concerning stock options exercised during fiscal 2002 by the Chief Executive Officer and our next four most highly compensated executive officers, and the value of their unexercised stock options as of March 31, 2002.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                      Number of Securities      Value of In-the-Money
                                                      Underlying Options at       Options at Fiscal
                                 Shares     Value        Fiscal Year-End             Year-End(1)
                              Acquired on  Realized ------------------------- -------------------------
            Name              Exercise (#)   ($)    Exercisable/Unexercisable Exercisable/Unexercisable
            ----              ------------ -------- ------------------------- -------------------------
Maurice S. Nelson, Jr........      --         --           1,320,000/--              $3,630,000/$--
Frank D. Travetto............      --         --          60,000/25,000          $  157,750/$12,750
Kenneth L. Henry.............      --         --          60,000/25,000          $  157,750/$12,750
R. Neil McCaffery............      --         --          60,000/25,000          $  157,750/$12,750
James D. Hoffman.............      --         --          60,000/25,000          $  157,750/$12,750

--------
(1) Holding is a private company and its stock is not publicly traded. The fair market value of Holding's common stock underlying the options shown above is determined annually by a third-party appraiser. The value of in-the-money options shown above was calculated using the most recent appraisal available which was $8.16 per share as of March 31, 2001.

           Equity Compensation Plan Information as of March 31, 2002

                                                           (a)                 (b)                  (c)
                                                   -------------------- ------------------ ---------------------
                                                                                           Number of securities
                                                                                            remaining available
                                                                                            for future issuance
                                                   Number of securities  Weighted-average      under equity
                                                    to be issued upon   exercise price of   compensation plans
                                                       exercise of         outstanding     (excluding securities
                                                   outstanding options, options, warrants   reflected in column
                  Plan category                    warrants and rights  and rights ($/Sh.)         (a))
                  -------------                    -------------------- ------------------ ---------------------
Equity compensation plans approved by security
  holders(1)......................................      2,043,000             $5.79               57,000
Equity compensation plans not approved by security
  holders.........................................             --                --                   --
                                                        ---------             -----               ------
Total.............................................      2,043,000             $5.79               57,000
                                                        =========             =====               ======

--------
(1) Includes 200,000 shares granted to non-employee directors under our Stock Option Plan.

Our Stock Bonus Plan

   We maintain a stock bonus plan, or the "Plan," in respect of our nonunion employees who meet certain service requirements. Since April 1, 1999 (when our employee stock ownership plan was amended and became a stock bonus plan), the amount of annual contributions is calculated as a percentage (as determined by our Board of Directors based on the achievement of EMJ performance objectives) of total cash compensation (as defined in the Plan) and may be made by us in cash or by Holding in shares of Holding capital stock. Participants become 20% vested in their account balances after one year of continuous service. Participants vest an additional 20% for each year of service thereafter and become fully vested at age 65 or upon completion of five years of service, retirement, disability or death. Following the occurrence of a participant's termination of service (as defined in the Plan), retirement, disability, or death, the Plan is required to either distribute the vested balance in stock or cash. If stock is distributed, it is accompanied by a put option to Holding under terms defined in the Plan. At March 31, 2002, shares of Holding's Series A and Series B Preferred Stock and Holding Common Stock owned by the Plan totaled 47,184, 26,056, and 3,142,576 shares, respectively. For the fiscal years ended March 31,

2000, 2001 and 2002, contributions payable to the Plan totaled $2.7 million, $3.2 million and $2.8 million, respectively. The contributions payable for fiscal years 2002 and 2001 were paid in cash while the fiscal 2000 contribution was paid in the form of Holding Common Stock.

   Although Holding has not expressed any intent to terminate the Plan, it has the right to terminate or amend the provisions of the Plan at any time. In the event of any termination, participants become fully vested to the extent of the balances in their separate accounts and receive put options with respect to Holding stock allocated to their accounts.

   In 1984, 1985 and 1986, Kilsby purchased life insurance policies to provide, among other things, a separate source for funds to repurchase capital stock, including capital stock distributed by the Plan, from departing employees. Certain of these policies allow us to borrow against the cash surrender value of such policies. As of March 31, 2002, we have borrowed $147.3 million against the cash surrender value of such policies to fund renewal premiums, accrued interest on previous borrowings and working capital needs. The net cash surrender value available for future borrowings was approximately $8.1 million as of March 31, 2002. Our credit facility and other resources are also available, subject to certain limitations, to satisfy stock repurchase obligations as they arise. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

   On March 8, 2002, we were sued by the DOL for alleged breaches of fiduciary duty by former members of our benefits committee in relying on the valuations of our common stock prepared by our independent appraiser and allegedly resulting in prohibited transactions. We refer you to "Item 1.
Business--Litigation."

Supplemental Contribution Plan

   In fiscal 1996, we adopted a supplemental contribution plan, or the "401(a)(17) Plan," for contributions not allowed under our Plan pursuant to limitations of Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended. Participants in the 401(a)(17) Plan include certain highly compensated employees and other employees who are not eligible to participate in the Plan. Contributions payable, vesting and distributions under the 401(a)(17) Plan are comparable with those under the Plan. Contributions under the 401(a)(17) Plan are made in cash and are held in an irrevocable trust. For the fiscal years ended March 31, 2000, 2001 and 2002, contributions payable totaled $0.1 million, $0.2 million and $0.1 million, respectively.

Management Incentive Compensation Plan

   Effective April 1, 1997, we adopted a new Management Incentive Compensation Plan (the "Incentive Plan"). The Incentive Plan provides for payment of cash bonuses to senior executives and other key management employees based on the achievement of certain operating profit and cash flow objectives determined by our Board of Directors or Executive Committee. Bonuses awarded are based on a sliding scale based on the percentage of the objectives achieved. No bonus is payable unless at least 80% of the objectives are achieved, and the maximum bonus would be awarded for achievement of 150% or more of the established objectives. In addition, our Chief Executive Officer may award bonuses from a discretionary pool for exemplary service. The board of Directors ratified bonuses pursuant to the Incentive Plan aggregating $5.4 million in fiscal 2000, $5.9 million in fiscal 2001 and $4.0 million in fiscal 2002.

Compensation Committee Interlocks and Insider Participation

   David M. Roderick, Frank T. Nickell and Maurice S. Nelson, Jr. are members of the Executive Committee, which serves as our compensation committee.

   Affiliates of Kelso & Company beneficially own shares of the capital stock of Holding as described under "Security Ownership of Certain Beneficial Owners and Management." Mr. Nickell and Mr. Schuchert are stockholders of Kelso and general partners of Kelso Partners I, L.P., or "KP I," Kelso Partners III, L.P., or "KP III," and Kelso Partners IV, L.P., or "KP IV." KP I, KP III and KP IV are the general partners of Kelso Investment Associates, Limited Partnership, or "KIA I," KIA III-Earle M. Jorgensen, L.P., or "KIA III-EMJ" and KIA IV, respectively. Mr. Nickell and Mr. Schuchert are directors of Holding and the Company and share investment and voting power with respect to shares of the capital stock of Holding held by KIA I, KIA III-EMJ and KIA IV as described under "Item 12. Security Ownership of Certain Beneficial Owners and Management."

   In connection with the Acquisition, we agreed to pay Kelso & Company an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. However, no such annual fee was payable for fiscal years 2000, 2001 and 2002 and other expenses paid to Kelso & Company in fiscal years 2000, 2001 and 2002 were not significant.

   Holding has issued to KIA IV two warrants, entitling KIA IV to purchase 2,937,915 shares of Holding Common Stock in the aggregate at a purchase price of $.01 per share.

   Beginning April 1, 1998, and on each subsequent April 1, ending April 1, 2001, in consideration for his service as a director, Chairman of the Company's Executive Committee and Chairman of the Board, the Company granted Mr. Roderick options to purchase 20,000 shares of Holding Common Stock at a purchase price equal to the fair market value as established by the most recent appraisal available at the date of grant. For the grants issued April 1, 2000 and 2001, the grant prices were $5.51 per share and $7.31 per share, respectively. Beginning April 1, 2002, Mr. Roderick will be paid an annual retainer of $30,000, payable quarterly.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our Common Stock

   All of our issued and outstanding voting stock, consisting of 128 shares of common stock, is owned by Holding.

Capital Stock of Holding

   The following table describes the beneficial ownership of shares of Holding Common Stock and Series A Preferred Stock as of March 31, 2002, by all stockholders of Holding known to be beneficial owners of more than 5% of any such class, by each of our directors and executive officers named in the Summary Compensation Table and by all directors and executive officers as a group as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended. As of March 31, 2002, 26,791 shares of Series B Preferred Stock of Holding were issued, of which 26,056 were owned by the stock bonus plan.

                                                                                          Percentage of
                                                             Percentage of      Number      Shares of
                                            Number of          Shares of       of Shares     Series A
                                            Shares of            Common       of Series A   Preferred
                                             Common              Stock         Preferred      Stock
   Name and Address of Beneficial Owner       Stock          Outstanding(a)      Stock    Outstanding(b)
   ------------------------------------     ----------       --------------   ----------- --------------
Kelso Investment Associates, IV, L.P.(c)...  9,462,475(d)         63.7%(d)           0          0.0%
KIA III--Earle M. Jorgensen, L.P.(c).......  1,704,740            14.3%              0          0.0%
Joseph S. Schuchert(c)..................... 11,167,215(d)(e)      75.2%(d)(e)   24,519(f)      30.8%(f)
Frank T. Nickell(c)........................ 11,187,714(d)(e)      75.4%(d)(e)   24,519(f)      30.8%(f)
Michael B. Goldberg(c).....................  9,462,475(d)(e)      63.7%(d)(e)        0          0.0%
George E. Matelich(c)...................... 11,172,215(d)(e)      75.3%(d)(e)   24,519(f)      30.8%(f)
Thomas R. Wall, IV(c)...................... 11,172,215(d)(e)      75.3%(d)(e)   24,519(f)      30.8%(f)
Frank K. Bynum(c).......................... 11,167,215(d)(e)      75.2%(d)(e)        0          0.0%
David I. Wahrhaftig(c)..................... 11,167,215(d)(e)      75.2%(d)(e)        0          0.0%
Philip E. Berney(c)........................ 11,167,215(d)(e)      75.2%(d)(e)        0          0.0%
Maurice S. Nelson(g).......................  1,320,000(l)         11.1%(l)           0          0.0%
Frank D. Travetto(g).......................    72,000 (l)          0.6%(l)           0          0.0%
Kenneth L. Henry(g)........................    79,000 (l)          0.7%(l)         704          0.8%
R. Neil McCaffery(g)(l)....................    65,000 (l)          0.5%(l)           0          0.0%
James D. Hoffman(g)........................    60,000 (l)          0.5%(l)           0          0.0%
David M. Roderick(g).......................   134,000 (l)          1.1%(l)           0          0.0%
John Rutledge(h)...........................    42,500 (l)          0.4%(l)           0          0.0%
William A. Marquard(c).....................    42,500 (l)          0.4%(l)           0          0.0%
Earl L. Mason(g)...........................          0             0.0%              0          0.0%
Earle M. Jorgensen Company Stock Bonus
  Plan(g)..................................  3,118,854(i)         26.2%(i)      46,206(i)      58.1%(i)
All directors and executive officers of the
  Company as a group.......................  1,875,499(j)(l)      15.8%(j)(l)      704(k)       0.9%(k)

--------
(a) The percentage of shares of Holding Common Stock outstanding for KIA IV, and Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney was calculated assuming the total outstanding shares of Holding Common Stock was 14,844,813, (i) including shares of Holding Common Stock which would be outstanding assuming KIA IV exercised the two Warrants referred to in note (d) below in succession and there have been no other dilution events prior to such exercise, and (ii) excluding 2,043,000 shares subject to stock options referred to in note (l) below. The percentage of shares of Holding Common Stock outstanding for all other holders was calculated assuming the total outstanding shares of Holding Common Stock was 11,906,898, excluding shares subject to stock options and shares issuable upon the exercise of the Warrants held by KIA IV as of March 31, 2002.
(b) The percentage of shares of Series A Preferred Stock outstanding was calculated assuming the total outstanding shares of Series A Preferred Stock was 79,536, excluding 168,011 shares of Series A Preferred Stock held in the Holding treasury as of March 31, 2002.
(c) The business address for such person(s) is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York, 10022. Kelso & Company is a private investment firm.

(d) Includes 2,937,915 shares of the Holding Common Stock that KIA IV is entitled to purchase pursuant to two Warrants issued to KIA IV. Each Warrant entitles the holder to purchase up to 10% of the Holding Common Stock on a fully-diluted basis at an exercise price of $.01 per share.
(e) Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of shares of Holding Common Stock owned of record by (i) KIA IV and an affiliated entity by virtue of their status as general partners of KP IV, the general partner of KIA IV, and such affiliate, and (ii) except Mr. Goldberg, KIA III-EMJ by virtue of their status as general partners of KP III, the general partner of KIA III-EMJ. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by the Kelso affiliates of which they are general partners. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney disclaim beneficial ownership of the shares of Holding Common Stock owned by the affiliates of Kelso & Company.
(f) Messrs. Schuchert, Nickell, Wall and Matelich may be deemed to share beneficial ownership of shares of Series A Preferred Stock owned of record by KIA I by virtue of their status as general partners of KP I, the general partner of KIA I. Messrs. Schuchert, Nickell, Wall and Matelich disclaim beneficial ownership of the shares of Series A Preferred Stock owned by KIA I.
(g) The business address of such person(s) or entity is 3050 East Birch Street, Brea, California, 92821.
(h) The business address for Dr. Rutledge is 15 Locust Avenue, New Canaan, Connecticut, 06840.
(i) Excludes 23,722 shares of Holding Common Stock and 978 shares of Series A Preferred Stock held by our stock bonus plan in directed accounts that are deemed to be beneficially owned by any of the directors or executive officers or other of our employees.
(j) Excludes (i) 11,167,215 shares of Holding Common Stock held by Kelso affiliates that may be deemed to be beneficially owned by Mr. Schuchert and Mr. Nickell, and (ii) shares held by our stock bonus plan, except for shares held in directed accounts that may be deemed to be beneficially owned by any of the directors and our executive officers.
(k) Excludes (i) 24,519 shares of Series A Preferred Stock held by KIA I that may be deemed to be beneficially owned by Mr. Schuchert and Mr. Nickell, and (ii) shares held by our stock bonus plan, except for shares held in directed accounts that may be deemed to be beneficially owned by any of our directors or executive officers.
(l) Includes shares subject to stock options vested and exercisable as of March 31, 2002.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Affiliates of Kelso & Company beneficially own shares of the capital stock of Holding as described under "Security Ownership of Certain Beneficial Owners and Management." Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney are indirect stockholders of Kelso & Company and general partners of KP I (other than Messrs. Goldberg, Bynum, Wahrhaftig and Berney), KP III (other than Mr. Goldberg) and KP IV. KP I, KP III and KP IV are the general partners of KIA I, KIA III-EMJ and KIA IV, respectively. Messrs. Schuchert and Nickell are directors of Holding and EMJ. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

   EMJ, Holding and Kelso and its affiliates entered into certain agreements in connection with the Acquisition. Such agreements and transactions are described under "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation."

   KIA IV is the holder of two Holding warrants which are described under "Management--Compensation Committee Interlocks and Insider Participation."

   On each April 1, from 1998 through 2001, in consideration for his service as a director, Chairman of the Company's Executive Committee and Chairman of the Board, the Company granted Mr. Roderick options to purchase 20,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant. In 2002, Mr. Roderick will receive a retainer of $30,000, payable quarterly for his services as Chairman and a member of our board of directors.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements.

      See "Index to Audited Consolidated Financial Statements" (page F-1).

   (a)(2) Financial Statement Schedules.

      Schedule II--Valuation and Qualifying Accounts and Reserves (page S-2)

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

 4.13*  Intercreditor Agreement, dated as of March 24, 1998, by and among Fleet National Bank, as the
          Administrative Agent and BT Commercial Corporation.

 4.14*  First Amendment to Credit Agreement dated as of April 1, 2001.

 4.15*  Second Amendment to Credit Agreement dated as of February 12, 2002.

 4.16** Second Amended and Restated Credit Agreement dated as of March 3, 1993, amended and restated as of March 24, 1998, and further amended and restated as of April 12, 2002 (the "Credit Agreement"), among the Company, Holding, Various Financial Institutions, BT Commercial Corporation, as
          Agents (the "Agent"), and Deutsche Bank Alex. Brown Incorporated, as Lead Arranger and Sole
          Book Runner.

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

 10.3*  Management Stockholders Bonus Plan. Incorporated by reference to Exhibit 4.7 of Holding's Post-
          Effective Amendment No. 1 to the 1990 Form S-1.

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

10.15* Kilsby Executive Life Insurance Plan. Incorporated by reference to Exhibit 10.25 of Holding's 1990
         Registration Statement.

10.16* Kilsby Executive Long-Term Disability Plan. Incorporated by reference to Exhibit 10.26 of Holding's
         1990 Registration Statement.

10.17* Holding's ESOP. Incorporated by reference to Exhibit 10.31 of Holding's Annual Report on Form 10-
         K for the year ended March 31, 1991 (Registration No. 33-35022) ("Holding's Form 10-K").

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

10.53*  Earle M. Jorgensen Company Employee Stock Ownership Plan, as amended and restated effective as of April 1, 1999.

10.54*  Amendment No. 3 to the Earle M. Jorgensen Company Capital Accumulation Plan and Trust, as
          amended and effective April 1, 2000.

10.55*  Earle M. Jorgensen Hourly Employees Pension Plan, as amended and effective January 1, 2001.

10.56*  Restatement of the Earle M. Jorgensen Hourly Employees Pension Plan, as amended in Toto effective
          January 1, 2000.

 12.1** Statement of Computation of Number of Times Fixed Charges Earned.

 21  ** Listing of the Company's subsidiaries.

--------
*  Previously filed.
** Included in this filing.

   (b) Reports on Form 8-K.

      None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brea, State of California, on the 6th of May, 2002.

                                       EARLE M. JORGENSEN COMPANY

                                       By         /s/  WILLIAM S. JOHNSON
                                           -----------------------------------
                                                    William S. Johnson
                                            Vice President and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer) and Secretary

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

        Signatures                          Title                     Date
        ----------                          -----                     ----

  /s/  DAVID M. RODERICK    Chairman of the Board and Chairman of  May 6, 2002
---------------------------   the Executive Committee and Director
     David M. Roderick

/s/  MAURICE S. NELSON, JR. President, Chief Executive Officer     May 6, 2002
---------------------------   and Chief Operating Officer and
  Maurice S. Nelson, Jr.      Director

  /s/  WILLIAM S. JOHNSON   Vice President and Chief Financial     May 6, 2002
---------------------------   Officer (Principal Financial and
    William S. Johnson        Accounting Officer) and Secretary

 /s/  JOSEPH S. SCHUCHERT   Director                               May 6, 2002
---------------------------
    Joseph S. Schuchert

 /s/  WILLIAM A. MARQUARD   Director                               May 6, 2002
---------------------------
    William A. Marquard

   /s/  FRANK T. NICKELL    Director                               May 6, 2002
---------------------------
     Frank T. Nickell

    /s/  JOHN RUTLEDGE      Director                               May 6, 2002
---------------------------
     Dr. John Rutledge

    /s/  EARL L. MASON      Director                               May 6, 2002
---------------------------
       Earl L. Mason

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                          EARLE M. JORGENSEN COMPANY

              INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
Report of Independent Auditors.................................................................... F-2

Consolidated Balance Sheets at March 31, 2001 and 2002............................................ F-3

Consolidated Statements of Operations and Comprehensive Income for the years ended March 31, 2000,
  2001 and 2002................................................................................... F-4

Consolidated Statements of Stockholder's Equity for the years ended March 31, 2000, 2001 and 2002. F-5

Consolidated Statements of Cash Flows for the years ended March 31, 2000, 2001 and 2002........... F-6

Notes to Consolidated Financial Statements........................................................ F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Earle M. Jorgensen Company

   We have audited the accompanying consolidated balance sheets of Earle M. Jorgensen Company as of March 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the index at item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earle M. Jorgensen Company at March 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, effective April 1, 2001, the Company changed its accounting for derivative financial instruments.

                              /s/ ERNST & YOUNG LLP

Orange County, California
April 30, 2002

                          EARLE M. JORGENSEN COMPANY

                          CONSOLIDATED BALANCE SHEETS
            (dollars in thousands, except share and per share data)

                                                                                      March 31,
                                                                                 ------------------
                                                                                   2001      2002
                                                                                 --------  --------
                                    ASSETS
Current assets:
   Cash and cash equivalents.................................................... $ 23,758  $ 21,300
   Accounts receivable, less allowance for doubtful accounts....................  107,223    89,279
   Inventories..................................................................  218,580   186,868
   Other current assets.........................................................    7,540     4,899
                                                                                 --------  --------
       Total current assets.....................................................  357,101   302,346
                                                                                 --------  --------
Net property, plant and equipment, at cost......................................   98,236   111,243
Cash surrender value of life insurance policies.................................   25,114    27,625
Debt issue costs, net of accumulated amortization...............................    3,292     1,810
Other assets....................................................................      521       974
                                                                                 --------  --------
       Total assets............................................................. $484,264  $443,998
                                                                                 ========  ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable............................................................. $137,328  $ 88,484
   Accrued employee compensation and related taxes..............................   14,113     9,874
   Accrued employee benefits....................................................   11,203    11,533
   Accrued interest.............................................................    7,275     8,079
   Other accrued liabilities....................................................    8,324     6,751
   Deferred income taxes........................................................   18,904    19,094
   Current portion of long-term debt............................................    3,645     3,595
                                                                                 --------  --------
       Total current liabilities................................................  200,792   147,410
                                                                                 --------  --------
Long-term debt..................................................................  266,539   289,300
Deferred income taxes...........................................................   16,482    16,292
Other long-term liabilities.....................................................    3,602     6,782
Commitments and contingencies...................................................

Stockholder's equity:
   Preferred stock, $.01 par value; 200 shares authorized and unissued..........       --        --
   Common stock, $.01 par value; 2,800 shares authorized; 128 shares issued and
     outstanding................................................................       --        --
   Capital in excess of par value...............................................   85,834    70,871
   Accumulated other comprehensive loss.........................................   (1,833)   (4,859)
   Accumulated deficit..........................................................  (87,152)  (81,798)
                                                                                 --------  --------
       Total stockholder's equity (deficit).....................................   (3,151)  (15,786)
                                                                                 --------  --------
       Total liabilities and stockholder's equity............................... $484,264  $443,998
                                                                                 ========  ========

                            See accompanying notes.

                          EARLE M. JORGENSEN COMPANY

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                            (dollars in thousands)

                                                      Year Ended March 31,
                                                 -----------------------------
                                                   2000      2001       2002
                                                 -------- ----------  --------
Revenues........................................ $938,252 $1,059,681  $895,058
Cost of sales...................................  662,803    767,263   641,991
                                                 -------- ----------  --------
Gross profit....................................  275,449    292,418   253,067

Expenses:
   Warehouse and delivery.......................  123,566    136,752   124,457
   Selling......................................   34,147     36,391    31,932
   General and administrative...................   50,345     55,399    46,405
                                                 -------- ----------  --------
   Total expenses...............................  208,058    228,542   202,794
                                                 -------- ----------  --------
Income from operations..........................   67,391     63,876    50,273
Interest expense, net...........................   41,595     44,855    42,545
Excise tax imposed under IRS settlement.........       --         --     1,919
                                                 -------- ----------  --------
Income before income taxes......................   25,796     19,021     5,809
Income tax provision............................    1,809      1,223       455
                                                 -------- ----------  --------
Net income......................................   23,987     17,798     5,354
Other comprehensive income (loss):
   Derivative--interest rate swap agreement.....       --         --    (2,925)
   Foreign currency translation adjustment......      358     (1,047)     (133)
   Minimum pension liability....................       44        (23)       32
                                                 -------- ----------  --------
Comprehensive income............................ $ 24,389 $   16,728  $  2,328
                                                 ======== ==========  ========



                            See accompanying notes.

                          EARLE M. JORGENSEN COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   (dollars in thousands, except share data)

                                                           Accumulated
                                 Common Stock  Capital in     other
                                 ------------- excess of  comprehensive Accumulated
                                 Shares Amount par value  income (loss)   deficit    Total
                                 ------ ------ ---------- ------------- ----------- --------
Balance at March 31, 1999.......   128  $  --   $102,082     $(1,165)    $(128,937) $(28,020)
   Dividend to Parent...........    --     --    (13,372)         --            --   (13,372)
   Capitalization of ESOP
     contribution, net..........    --     --      2,638          --            --     2,638
   Foreign currency translation
     adjustment.................    --     --         --         358            --       358
   Additional minimum pension
     liability..................    --     --         --          44            --        44
   Net income...................    --     --         --          --        23,987    23,987
                                  ----  -----   --------     -------     ---------  --------
Balance at March 31, 2000.......   128     --     91,348        (763)     (104,950)  (14,365)
   Dividend to Parent...........    --     --     (5,514)         --            --    (5,514)
   Foreign currency translation
     adjustment.................    --     --         --      (1,047)           --    (1,047)
   Additional minimum pension
     liability..................    --     --         --         (23)           --       (23)
   Net income...................    --     --         --          --        17,798    17,798
                                  ----  -----   --------     -------     ---------  --------
Balance at March 31, 2001.......   128     --     85,834      (1,833)      (87,152)   (3,151)
   Dividend to Parent...........    --     --    (14,963)         --            --   (14,963)
   Loss on interest rate swap
     agreement..................    --     --         --      (2,925)           --    (2,925)
   Foreign currency translation
     adjustment.................    --     --         --        (133)           --      (133)
   Additional minimum pension
     liability..................    --     --         --          32            --        32
   Net income...................    --     --         --          --         5,354     5,354
                                  ----  -----   --------     -------     ---------  --------
Balance at March 31, 2002.......   128  $  --   $ 70,871     $(4,859)    $ (81,798) $(15,786)
                                  ====  =====   ========     =======     =========  ========


                            See accompanying notes.

                          EARLE M. JORGENSEN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                    Year Ended March 31,
                                                                                ----------------------------
                                                                                  2000      2001      2002
                                                                                --------  --------  --------
Operating activities:
Net income..................................................................... $ 23,987  $ 17,798  $  5,354
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization...............................................    9,951    11,035    11,449
   Amortization and write-off of debt issue costs included in interest
     expense...................................................................    1,482     1,482     1,792
   Accrued postretirement benefits.............................................      224        11       249
   ESOP expense contributed to capital.........................................    2,638        --        --
   Deferred income taxes.......................................................      194        --        --
   Loss (gain) on sale of property, plant and equipment........................    2,294       (44)      (36)
   Provision for bad debts.....................................................    1,201     1,651     2,434
   Increase in cash surrender value of life insurance over premiums paid.......   (2,399)   (1,529)   (2,174)
   Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable..............................  (18,092)     (627)   15,510
       Decrease (increase) in inventories......................................  (22,221)  (13,564)   31,712
       Decrease (increase) in other current assets.............................     (219)     (884)      960
       (Decrease) increase in accounts payable and accrued liabilities and
         expenses..............................................................   34,219    24,414   (53,491)
       Decrease (increase) in non-trade receivables............................     (511)   (1,035)    1,681
   Other.......................................................................      236      (682)     (896)
                                                                                --------  --------  --------
Net cash provided by operating activities......................................   32,984    38,026    14,544
                                                                                --------  --------  --------

Investing activities:
Additions to property, plant and equipment.....................................   (9,525)  (14,475)  (24,531)
Proceeds from the sale of property, plant and equipment........................    6,633       118       116
Premiums paid on life insurance policies.......................................   (1,954)   (1,364)   (1,461)
Proceeds from redemption of life insurance policies............................       --       673     1,124
                                                                                --------  --------  --------
   Net cash used in investing activities.......................................   (4,846)  (15,048)  (24,752)
                                                                                --------  --------  --------

Financing activities:
Net borrowings (payments) under revolving loan agreements......................   (9,459)  (12,963)   25,111
Other debt payments, net.......................................................   (1,500)   (2,400)   (2,400)
Cash dividend to Parent........................................................  (13,372)   (5,514)  (14,963)
                                                                                --------  --------  --------
   Net cash provided (used) in financing activities............................  (24,331)  (20,877)    7,748
                                                                                --------  --------  --------
Effect of exchange rate changes on cash........................................       (7)       (3)        2
                                                                                --------  --------  --------
Net increase (decrease) in cash................................................    3,800     2,098    (2,458)
Cash at beginning of year......................................................   17,860    21,660    23,758
                                                                                --------  --------  --------
Cash at end of year............................................................ $ 21,660  $ 23,758  $ 21,300
                                                                                ========  ========  ========

                            See accompanying notes.

                          EARLE M. JORGENSEN COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2002

1.  Summary of Significant Accounting Policies

   Basis of Presentation and Consolidation--Earle M. Jorgensen Company (the "Company") became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (the "Parent") as the result of a series of business combinations and mergers effective April 1, 1990. The Company distributes a broad line of bar, tubing, plate and various other metal products and value added services through a network of 35 service centers and value-added processing operations strategically located throughout North America.

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Earle M. Jorgensen (Canada) Inc. ("EMJ (Canada)") and Stainless Insurance Ltd., a captive insurance subsidiary ("EMJ (Bermuda)"). In fiscal 2000, 2001 and 2002, EMJ (Canada) generated net income (loss) of $574,500, $(605,400) and $(325,400), respectively. In fiscal 2000, 2001 and 2002, EMJ (Bermuda) generated net income
(loss) of $333,300, $431,200 and $(2,056,000), respectively, including investment income and intercompany fees. The loss in fiscal 2002 was attributable to higher loss reserves established in connection with the Company's self-insured workers compensation program. All significant intercompany accounts and transactions have been eliminated.

   Certain amounts reported in prior years have been reclassified to conform to the 2002 presentation.

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Revenue Recognition--The Company recognizes revenue associated with a sales order when product is shipped.

   Concentration of Credit Risk--The Company sells the majority of its products throughout the United States and Canada. Sales to the Company's recurring customers are generally made on open account terms while sales to occasional customers are made on a C.O.D. basis. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. The Company establishes an allowance for potential credit losses based upon factors surrounding the credit risk for specific customers, historical trends and other information; such losses have been within management's expectations, and were higher in fiscal 2002 when compared to fiscal years 2001 and 2000. The Company's allowance for doubtful accounts at March 31, 2001 and 2002 was $427,000 and $452,000, respectively. Management believes there are no significant concentrations of credit risk as of March 31, 2002.

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

   The Company capitalizes certain costs incurred during the development of software used internally and amortizes such costs over their estimated useful lives. During fiscal 2000, 2001 and 2002, such costs totaling $945,000, $735,000 and $414,000, respectively, were capitalized.

                          EARLE M. JORGENSEN COMPANY

   The Company reviews its long-lived assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations or are expected to be disposed of, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There were no impairment losses recorded in fiscal 2000, 2001, and 2002.

   Stock-Based Compensation--Stock options granted to directors, officers and other key employees of the Company under the Parent's stock option plan adopted in January 1997 are accounted for in accordance with APB No. 25. As all stock option grants were made at fair value on the date of grant, no compensation cost has been recognized by the Company for the fiscal years ended March 31, 2000, 2001 and 2002. Had compensation cost for stock options granted been determined in accordance with SFAS No. 123, the Company's net income for fiscal years 2000, 2001 and 2002 would have been $23,401,000, $17,285,000 and
$5,145,000, respectively.

   Debt Issue Costs--Debt issue costs are deferred and amortized to interest expense over the life of the underlying indebtedness. For the fiscal years ended March 31, 2000, 2001 and 2002, amortization of debt issue costs was $1,482,000, $1,482,000 and $1,792,000, respectively. Accumulated amortization of debt issue costs was $4,500,000 and $6,292,000 at March 31, 2001 and 2002, respectively.

   Income Taxes--The Company is included in the consolidated tax returns of Holding and calculates its tax provision as though it files on a separate basis. The consolidated tax liability of the Company and Parent is allocated to each of these entities pursuant to a Tax Allocation Agreement between the Company and Parent ("Tax Allocation Agreement"). Under the Tax Allocation Agreement, Parent pays all taxes and is reimbursed by the Company for the lesser of (i) the Company's allocated portion of the taxes due, or (ii) the tax that would be payable if the Company filed its own returns.

   The Company records deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities pursuant to SFAS No. 109, "Accounting for Income Taxes", as though it files on a separate basis. Any differences in deferred taxes determined on a separate basis and the actual payments made or received under the Tax Allocation Agreement are accounted for as an equity adjustment between the Company and Parent. There were no such differences in fiscal 2002. Deferred taxes are also recorded for the future benefit of Federal and state tax losses and tax credit carryforwards. Consistent with SFAS No. 109, a valuation allowance has been recognized for certain deferred tax assets, which management believes are not likely to be realized (see Note 6).

   Foreign Currency Translation--The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Balance sheet accounts are translated using the year-end exchange rates while income statement amounts are translated using the average exchange rates for each year. Adjustments resulting from translation of foreign currency financial statements are included in accumulated other comprehensive income in stockholder's equity. Exchange gains and losses from foreign currency transactions are included in the consolidated statements of operations in the period in which they occur.

   Cash and Statements of Cash Flows--Cash includes disbursements and deposits not yet funded by or applied to the Company's Revolving Credit Facility as of a balance sheet date and cash and cash equivalents held by EMJ (Bermuda) in connection with providing insurance to the Company totaling $6,638,000 and $5,862,000 as of March 31, 2001 and 2002, respectively. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

   For the years ended March 31, 2000, 2001 and 2002 cash paid for interest on borrowings was $40,685,000, $43,137,000 and $39,942,000, and cash paid for income taxes was $1,247,000, $1,676,000 and $403,000, respectively.

                          EARLE M. JORGENSEN COMPANY

   Comprehensive Income--Components of the Company's comprehensive income include foreign currency translation adjustments, additional minimum pension liability and accounting for certain derivatives.

   Segment Information--The Company currently operates in one reportable segment--the metals service center industry--as determined in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

   Derivatives--Effective April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires the Company to recognize all derivatives on the balance sheet at fair value. The change in fair value of derivatives that are not hedges must be recognized through income. If the derivative is a hedge, then depending on the nature of the hedge, any changes in fair value will be either offset against changes in the fair value of the hedged item, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has and may use derivative instruments to reduce interest rate risks (see Note 5). The Company does not hold or issue any derviative instruments for speculative or trading purposes.

Impact of Recently Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for any business combinations completed after June 30, 2001 and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. These new standards currently will have no effect on the Company's consolidated financial statements.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS No. 143.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains certain fundamental provisions of SFAS No. 121 including recognition and measurement of the impairment of long-lived assets to be held and used; and measurement of long-lived assets to be disposed of by sale. The Company is in the process of assessing the effect of adopting SFAS No. 144.

2.  Inventories

   Substantially all inventories are held for sale at the Company's service center locations and are valued at the lower of cost (using the last-in, first-out (LIFO) method) or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, inventories would have been lower by $9,022,000 and $8,432,000 at March 31, 2001 and March 31, 2002,
respectively.

   Any reduction of inventory quantities that liquidates LIFO inventories carried at costs lower or higher than costs prevailing in prior years may have a significant effect on the Company's gross profit. Such a reduction and liquidation occurred during fiscal 2002 but did not have a significant effect on gross profit. There were no such reductions in fiscal 2000 or in fiscal 2001.

                          EARLE M. JORGENSEN COMPANY

3.  Net Property, Plant and Equipment

   Property, plant and equipment (including in-process costs for assets not yet placed in service) and accumulated depreciation at March 31, 2001 and 2002 consisted of the following:

                                                    2001         2002
                                                ------------ ------------
      Land..................................... $ 20,798,000 $ 22,107,000
      Buildings and improvements...............   32,602,000   34,202,000
      Machinery and equipment..................  106,559,000  105,247,000
      In-process costs.........................    3,715,000   21,539,000
                                                ------------ ------------
                                                 163,674,000  183,095,000
      Less accumulated depreciation............   65,438,000   71,852,000
                                                ------------ ------------
         Net property, plant and equipment..... $ 98,236,000 $111,243,000
                                                ============ ============

   The in-process costs incurred as of March 31, 2002 includes $19,608,000 (including $316,000 of capitalized interest) for the expansion and automation of the Company's Chicago facility, which is scheduled to become operational beginning in July 2002. Estimated remaining costs to be incurred in connection with this project total $13,122,000 and are expected to be paid during fiscal 2003 and fiscal 2004.

4.  Cash Surrender Value of Life Insurance

   The Company is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company including certain current employees of the Company and its Parent. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company and predecessor companies. These policies are designed to provide cash to the Company to repurchase shares held by employees in the Company's Stock Bonus Plan and shares held individually by employees upon the termination of their employment. Cash surrender value of the life insurance policies increase by a portion of the amount of premiums paid and by dividend income earned under the policies. Dividend income earned under the policies totaled $14,029,000 in fiscal 2000, $13,010,000 in fiscal 2001 and $13,521,000 in fiscal 2002 and is recorded as an offset to general and administrative expense in the accompanying statements of operations.

   The Company has borrowed against the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on those policies and to fund working capital needs. Interest rates on borrowings under the life insurance policies are fixed at 11.76%. As of March 31, 2002, approximately $8,084,000 was available for future borrowings.

                                     Surrender                 Net cash
                                    value before    Loans      surrender
                                       loans     Outstanding     value
                                    ------------ ------------ -----------
      Balance at March 31, 2001.... $157,143,000 $132,029,000 $25,114,000
      Balance at March 31, 2002.... $174,943,000 $147,318,000 $27,625,000

   Interest on cash surrender value borrowings totaled $12,645,000, $14,398,000 and$15,996,000 in fiscal 2000, 2001 and 2002, respectively, and is included in net interest expense in the accompanying statements of operations.

                          EARLE M. JORGENSEN COMPANY

5.  Long-Term Debt

   Long-term debt at March 31, 2001 and 2002 consisted of the following:

                                                           2001         2002
                                                       ------------ ------------
Revolving Loans (including $1,245,000 and $1,195,000
  at March 31, 2001 and 2002, respectively, related
  to a Canadian facility)............................. $ 57,784,000 $ 82,895,000
Variable Rate Term Loan due March 24, 2004............   97,000,000   96,000,000
9 1/2% Senior Notes due April 1, 2005.................  105,000,000  105,000,000
Industrial Development Revenue Bonds:.................
   Payable in annual installments of $500,000
     commencing June 1, 1998, interest at 9%..........    2,500,000    2,000,000
   Payable in annual installments of $715,000
     commencing December 1, 2004, interest at 5.25%...    4,300,000    4,300,000
   Payable in annual installments of $900,000
     commencing September 1, 2000, interest at 8.5%...    3,600,000    2,700,000
                                                       ------------ ------------
                                                        270,184,000  292,895,000
Less current portion..................................    3,645,000    3,595,000
                                                       ------------ ------------
                                                       $266,539,000 $289,300,000
                                                       ============ ============

   Aggregate maturities of long-term debt are as follows: $3,595,000 in 2003; $96,400,000 in 2004; $2,115,000 in fiscal 2005; $106,215,000 in fiscal 2006,
$82,415,000 in fiscal 2007 and $2,155,000 thereafter.

   The fair value of the Company's Senior Notes and Term Loans at March 31, 2002 was $100,800,000 and $94,080,000, respectively, based on the quoted market prices as of that date. The carrying values of all other long-term debt and other financial instruments at March 31, 2002 approximate fair value.

Credit Agreements

   Effective March 24, 1998, the Company entered into an amended and restated revolving credit facility ("Credit Agreement"), which allowed maximum borrowings of $220 million, including letters of credit ($200,000 outstanding at March 31, 2002). In April 2002, the Company further amended the Credit Agreement, which among other things, changed the maximum borrowings to $200 million, extended the maturity date, changed certain financial covenants, and increased the base rates and commitment fees. Borrowings under the amended Credit Agreement bear interest at a base rate (generally defined as the bank's prime lending rate plus 1.25% or LIBOR plus 2.50%). At March 31, 2002, the bank's prime lending rate was 4.75% and LIBOR was 1.88%. In addition, borrowings under the revolving loans are limited to an amount equal to 85% of eligible trade receivables plus 55% of eligible inventories (as defined). Unused available borrowings under the revolving loans totaled $84,599,000 at March 31, 2002. The amended Credit Agreement matures on the earlier of April 7, 2006 or one month prior to the earliest maturity of the Term Loan and 9 1/2% Senior Notes, and is secured by a lien on all domestic inventory and accounts receivable of the Company.

   Under the amended Credit Agreement, the Company is obligated to pay certain fees including an unused commitment fee of 0.5%, payable quarterly in arrears, and letter of credit fees of 2.50% per annum of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus issuance, fronting, amendment and other standard fees. The Company paid loan commitment fees totaling $478,000 in 2000, $423,000 in fiscal 2001, and $480,000 in fiscal 2002.

                          EARLE M. JORGENSEN COMPANY

   The amended Credit Agreement contains financial covenants in respect of maintenance of minimum working capital and a fixed charge coverage ratio (as defined). The amended Credit Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends and other restricted payments by the Company and its subsidiaries in respect to their capital stock, and certain transactions with affiliates.

   The Company's Canadian subsidiary maintains a one year renewable credit facility (the "Canadian Facility") totaling CDN$12,675,000 including (i) a revolving credit facility of CDN$5,000,000, (ii) a term financial instruments facility of CDN$7,000,000 for hedging foreign currency and rate fluctuations (unused as of March 31, 2002), and (iii) a special credit facility for the issuance of a letter of guarantee up to CDN$675,000 in connection with the lease for the Toronto facility. Borrowings under the revolving credit facility are limited to an amount equal to 80% of eligible trade receivables plus 40% of eligible inventories (as defined, and limited to CDN$1,500,000), are repayable on demand, and bear interest at the bank's annual prime lending rate plus 0.50%. At March 31, 2002, the interest rate on the revolving credit facility was 4.25%. The revolving credit facility contains financial covenants in respect of maintenance of minimum equity and a debt-to-equity ratio (as defined) and has other restrictions similar to those under the amended Credit Agreement, as described above.

9 1/2% Senior Notes and Variable Rate Term Loan

   On March 24, 1998, the Company issued $105 million of 9 1/2% Senior Notes and borrowed $100 million under a variable rate Term Loan. The 9 1/2% Senior Notes were issued at par and interest is payable each April 1 and October 1, commencing October 1, 1998. The 9 1/2% Senior Notes are unsecured obligations of the Company and may be redeemed by the Company under certain conditions and with certain restrictions at varying redemption prices. The Indenture to the 9 1/2% Senior Notes contains certain covenants which limit, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, investments and loans, dividends and other distributions, and certain transactions with affiliates. The Term Loan bears interest at either an Alternative Base Rate (as defined) plus 2.0% or at LIBOR plus 3.25%.

   Excluding the effects of the interest rate swap agreement discussed below, the interest rate under the Term Loan was 5.31% as of March 31, 2002. Amounts outstanding under the Term Loan are secured by a first priority lien on substantially all the existing and future acquired unencumbered property, plant and equipment of the Company. Principal payments are required to be paid quarterly in amounts equal to $250,000, commencing on June 30, 1998. The Term Loan may be prepaid, subject to declining call premiums through fiscal 2001 and is subject to prepayments at the option of the holder upon a Change in Control (as defined) and with 100% of net proceeds from asset sales, as permitted. Covenants under the Term Loan are similar to those under the 9 1/2% Senior Notes.

Derivative Instrument

   In June 1998, the Company entered into an interest rate swap agreement with Deutsche Bank Trust Company Americas ("DBTCA", formerly known as Bankers Trust Company) that effectively fixed the interest rate on the Term Loan at approximately 9.05% through June 2003 (the "Fixed Rate"). Such agreement requires DBTCA to make payments to the Company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the three month London Interbank Offered Rate and 3.25% ("Floating LIBOR") and the Fixed Rate, if the Floating LIBOR is greater than the Fixed Rate on a per diem basis. If Floating LIBOR is lower than the Fixed Rate, the Company is required to pay DBTCA an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. Under the provisions described above, net payments (receipts) in fiscal years 2000, 2001 and 2002 were $331,000, $(721,000), and $2,248,000, respectively.

                          EARLE M. JORGENSEN COMPANY

   The interest rate swap agreement is a highly effective cash flow hedge under the provisions of SFAS No. 133, as amended, which was adopted by the Company effective April 1, 2001. Under SFAS No. 133, the effective portion of gain or loss resulting from changes in the fair value of the interest rate swap agreement is reported in other comprehensive income while the ineffective portion is recognized in net income. For the year ended March 31, 2002, a loss of $2,925,000 was recognized in other comprehensive income and a loss of $100,000 was recognized in net income. As of March 31, 2002, the interest rate swap agreement represented a long-term liability with a fair market value of $3,025,000 compared to a long-term liability with a fair market value of $2,087,000 as of March 31, 2001, as calculated under the provisions of SFAS No. 133.

Other

   The Company's industrial revenue development bonds were issued in connection with significant facility improvements or construction projects.

6.  Income Taxes

   Significant components of the provision for income taxes attributable to continuing operations for the years ended March 31, 2000, 2001 and 2002 were as follows:

                                          2000         2001         2002
                                       -----------  -----------  -----------
   Current:
      Federal......................... $   601,000  $   774,000  $   (49,000)
      State...........................     674,000      692,000      492,000
      Foreign.........................     340,000     (243,000)      12,000
                                       -----------  -----------  -----------
          Total current...............   1,615,000    1,223,000      455,000
                                       -----------  -----------  -----------
   Deferred:
      Federal.........................   3,061,000    1,910,000   (3,277,000)
      State...........................     466,000      (60,000)    (482,000)
      Valuation allowances............  (3,333,000)  (1,850,000)   3,759,000
                                       -----------  -----------  -----------
          Total deferred..............     194,000           --           --
                                       -----------  -----------  -----------
                                       $ 1,809,000  $ 1,223,000  $   455,000
                                       ===========  ===========  ===========

   The reconciliation of the income tax provision differs from that which would result from applying the U.S. statutory rate as follows:

                                                                 2000         2001         2002
                                                              -----------  -----------  -----------
Expected tax at Federal statutory rate....................... $ 9,029,000  $ 6,657,000  $ 2,033,000
State franchise tax expense and capital taxes, net of Federal
  taxes......................................................     438,000      450,000      320,000
Net increase in cash surrender values of life insurance......  (4,910,000)  (4,554,000)  (4,732,000)
Change in valuation allowance................................  (3,333,000)  (1,850,000)   3,759,000
Other........................................................     585,000      520,000     (925,000)
                                                              -----------  -----------  -----------
   Income tax provision...................................... $ 1,809,000  $ 1,223,000  $   455,000
                                                              ===========  ===========  ===========

   The change of $3,759,000 in the valuation allowance for deferred tax assets as of March 31, 2002 was due primarily to the generation of a tax loss in fiscal 2002.

                          EARLE M. JORGENSEN COMPANY

   Income before taxes consists primarily of income from the Company's domestic operations. For fiscal years 2000, 2001 and 2002, the Company's foreign operations, including the captive insurance subsidiary, generated pre-tax income (loss) of $1,248,000, $(418,000) and $(2,369,000), respectively.

   Significant components of the Company's deferred income tax assets and liabilities at March 31, 2001 and 2002 were as follows:

                                                    2001          2002
                                                ------------  ------------
     Deferred tax liabilities:
        Tax over book depreciation............. $  9,066,000  $  7,888,000
        Purchase price adjustments.............   37,515,000    36,879,000
                                                ------------  ------------
            Total deferred tax liabilities.....   46,581,000    44,767,000
                                                ------------  ------------
     Deferred tax assets:
        Net operating loss and credit
          carryforwards........................   12,443,000    14,991,000
        Capital loss carryforward..............    6,048,000     5,618,000
        Workers compensation and other
          insurance accruals...................    2,954,000     3,165,000
        Inventory Unicap and reserves..........    3,827,000     4,512,000
        Other..................................    2,857,000     1,788,000
        Valuation allowance for deferred tax
          assets...............................  (16,934,000)  (20,693,000)
                                                ------------  ------------
     Net deferred tax assets...................   11,195,000     9,381,000
                                                ------------  ------------
     Net deferred tax liabilities.............. $ 35,386,000  $ 35,386,000
                                                ============  ============

   At March 31, 2002, the Company had net operating loss carryforwards of $34,875,000 for Federal income tax purposes and $19,172,000 for State income tax purposes. The Federal carryforwards resulted from the Company's losses during 1993, 1996 and 2002, and expire in years 2008, 2011 and 2022, respectively, while the State carryforwards were generated in various states over various years. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations. In addition, use of the Company's net operating loss carryforwards and other tax attributes may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three year period subsequent to a loss year.

7.  Employee Benefit Plans

  Stock Bonus Plan

   The Company and its Parent have a Stock Bonus Plan (the "Plan", formerly an employee stock ownership plan ("ESOP") prior to April 1, 1999) which covers nonunion employees of the Company who meet certain service requirements. The cost of the Plan is borne by the Company through annual contributions to a trust in amounts determined by the Board of Directors. Contributions may be made in cash or shares of the Parent's stock as the Parent's Board of Directors may from time to time determine. Participants vest at a rate of 20% per year of service and become fully vested at age 65 or upon retirement, disability or death. Upon the occurrence of a participant's termination (as defined), retirement, disability, or death, the Plan is required to either distribute the vested balance in stock or to repurchase the vested balance for cash (as determined by the Benefits Committee). If stock is distributed, it is accompanied by a put option to the Parent under terms defined in the Plan. Shares of the Parent's Series A and B preferred and common stock owned by the Plan totaled 47,184, 26,056 and 3,142,576 at March 31, 2002, respectively. For fiscal years ended March 31, 2000, 2001 and 2002, contributions payable to the Plan's trust totaled $2,657,000, $3,222,000 and $2,831,000, which represented 5% of eligible compensation for each of the respective years. The fiscal 2000 contribution was paid in the form of the Parent's

                          EARLE M. JORGENSEN COMPANY
common stock. The contributions payable as of March 31, 2001 and 2002 were paid in cash. The Company recognizes the cost of the Plan as compensation expense with a corresponding amount reflected in its capital for the value of the Parent's common stock contributed to the trust by the Parent, or as a dividend to Parent if the contribution is paid in cash.

   The Company also has a supplemental stock bonus plan to include highly compensated employees and other employees, who are not eligible to participate in the Plan. Contributions payable, vesting and distributions in the supplemental plan are comparable to those under the Plan. Contributions under this supplemental plan are made in cash and are held in an irrevocable trust. For the fiscal years ended March 31, 2000, 2001 and 2002, contributions payable totaled $93,000, $191,000, and $76,000, respectively.

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

   Components of net pension benefit cost (credit) associated with the Company's pension plans for fiscal years 2000, 2001 and 2002 are as follows:

                                                        2000        2001         2002
                                                      ---------  -----------  -----------
Service cost of benefits earned during the period.... $ 438,000  $   357,000  $   433,000
Interest cost on projected benefit obligation........   739,000      760,000      784,000
Expected return on plan assets.......................  (999,000)  (1,093,000)  (1,017,000)
Amortization of prior service cost...................  (111,000)    (111,000)     (95,000)
Recognized net gain..................................   (84,000)    (230,000)     (66,000)
                                                      ---------  -----------  -----------
                                                      $ (17,000) $  (317,000) $    39,000
                                                      =========  ===========  ===========

                          EARLE M. JORGENSEN COMPANY

   The following provides a reconciliation of the changes in the benefit obligation and fair value of plan assets, and the funded (unfunded) status of the pension plans for the years ended March 31, 2001 and 2002.

                                                                2001         2002
                                                             -----------  -----------
Change in Projected Benefit Obligation:
   Benefit obligation at beginning of year.................. $10,254,000  $11,536,000
   Service cost.............................................     357,000      433,000
   Interest cost............................................     760,000      784,000
   Change in assumptions....................................     787,000           --
   Amendments...............................................     198,000       77,000
   Benefit payments.........................................    (657,000)  (1,521,000)
   Actuarial losses (gains).................................    (163,000)      41,000
                                                             -----------  -----------
   Benefit obligation at end of year........................  11,536,000   11,350,000
                                                             -----------  -----------
Change in Plan Assets:
   Fair value of plan assets at beginning of year...........  14,004,000   13,596,000
   Actual return on assets..................................     182,000     (938,000)
   Benefit payments.........................................    (657,000)  (1,521,000)
   Company contributions....................................      96,000       93,000
   Fees.....................................................     (29,000)     (27,000)
                                                             -----------  -----------
   Fair value of plan assets at end of year.................  13,596,000   11,203,000
                                                             -----------  -----------
   Funded (unfunded)........................................   2,060,000     (147,000)
   Unrecognized prior service cost..........................    (960,000)    (787,000)
   Unrecognized net actuarial gain..........................  (2,209,000)    (120,000)
                                                             -----------  -----------
   Net amount recognized.................................... $(1,109,000) $(1,054,000)
                                                             ===========  ===========
Amounts recognized in balance sheets consist of:
   Prepaid cost............................................. $        --  $        --
   Accrued benefit liability................................  (1,390,000)  (1,303,000)
   Accumulated comprehensive loss--additional minimum
     liability..............................................     281,000      249,000
                                                             -----------  -----------
   Net amount recognized.................................... $(1,109,000) $(1,054,000)
                                                             ===========  ===========
Weighted-average assumptions as of March 31:
   Discount rate............................................        7.25%        7.25%
   Expected return on assets................................        8.25%        8.25%
   Rate of compensation increase............................          --           --

   In accordance with union agreements, the Company also contributes to multi-employer defined benefit retirement plans covering substantially all union employees of the Company. Expenses incurred in connection with these plans totaled $941,000, $692,000 and $1,015,000 in fiscal years 2000, 2001 and
2002, respectively.

Postretirement Benefit Plan

   In addition to the Company's defined benefit pension plans, the Company sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees and their dependents (the "Postretirement Plan"). The Postretirement Plan is fully insured, with retirees paying a percentage of the annual premium. Such premiums are adjusted annually based on age and length of service of active and retired participants. The Postretirement Plan contains other cost-sharing features such as deductibles

                          EARLE M. JORGENSEN COMPANY
and coinsurance. The Company recognizes the cost of future benefits earned by participants during their working careers, as determined using actuarial assumptions. Gains and losses realized from the remeasurement of the plan's benefit obligation are amortized to income over three years.

   Components of the net benefit cost associated with the Company's Postretirement Plan for fiscal years 2000, 2001 and 2002 are as follows:

                                                        2000       2001       2002
                                                      ---------  ---------  ---------
Service cost of benefits earned during the period.... $ 203,000  $ 174,000  $ 223,000
Interest cost on projected benefit obligation........   189,000    194,000    211,000
Recognized net gain..................................  (168,000)  (357,000)  (185,000)
                                                      ---------  ---------  ---------
                                                      $ 224,000  $  11,000  $ 249,000
                                                      =========  =========  =========

   The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plan for the years ended March 31, 2001 and 2002.

                                                     2001         2002
                                                  -----------  -----------
     Change in Projected Benefit Obligation:
        Benefit obligation at beginning of year.. $ 2,732,000  $ 2,972,000
        Service cost.............................     174,000      223,000
        Interest cost............................     194,000      211,000
        Change in assumptions....................    (145,000)          --
        Benefit payments.........................    (114,000)    (121,000)
        Actuarial gains..........................     131,000      (14,000)
                                                  -----------  -----------
        Benefit obligation at end of year........   2,972,000    3,271,000
                                                  -----------  -----------
        Unfunded.................................  (2,972,000)  (3,271,000)
        Unrecognized prior service cost..........          --           --
        Unrecognized net actuarial gain..........    (580,000)    (408,000)
                                                  -----------  -----------
        Accrued benefit cost..................... $(3,552,000) $(3,679,000)
                                                  ===========  ===========
     Weighted-average assumptions as of March 31:
        Discount rate............................        7.25%        7.25%
        Healthcare cost trend rate...............        7.00%        6.50%

   The healthcare cost trend rate of 6.5% used in the calculation of net benefit cost of the Postretirement Plan is assumed to decrease to 6.0% by March 2003 and remain at that level thereafter.

   Assumed healthcare trend rates have a significant effect on the amounts reported for the Company's Postretirement Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

                                                               1%       1%
                                                            Increase Decrease
                                                            -------- ---------
Effect on total service and interest cost components....... $ 70,000 $ (58,000)
Effect on postretirement benefit obligation................  442,000  (376,000)

                          EARLE M. JORGENSEN COMPANY

8.  Commitments and Contingencies

Lease Commitments

   The Company leases, under several agreements with varying terms, certain office and warehouse facilities, equipment and vehicles. Rent expense totaled $16,572,000, $19,803,000 and $21,353,000 for the years ended March 31, 2000,
2001 and 2002, respectively. Minimum rentals of certain leases escalate from time to time based on certain indices.

   At March 31, 2002 the Company was obligated under noncancellable operating leases for future minimum rentals as follows:

           Fiscal year:
           ------------
             2003....................................... $ 18,663,000
             2004.......................................   17,336,000
             2005.......................................   15,333,000
             2006.......................................   11,277,000
             2007.......................................    7,347,000
             Thereafter.................................   50,900,000
                                                         ------------
                Total................................... $120,856,000
                                                         ============

Other Commitments

   In connection with the 1990 merger, the Company agreed to pay Kelso & Companies, Inc. (Kelso), affiliates of which own the majority of Parent's common stock, an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. The Company also agreed to indemnify Kelso and its affiliates against certain claims, losses, damages, liabilities, and expenses that may arise in connection with the merger. However, no such annual fee was payable for fiscal years 2000, 2001 and 2002 and other expenses paid to Kelso in fiscal years 2000, 2001 and 2002 were not significant.

Governmental Matters

   The Internal Revenue Service, ( the "IRS") conducted an audit of the Company's employee stock ownership plan (the "Plan") for the fiscal years ended March 31, 1992, through March 31, 1996, and issued a preliminary report to the Company in which the IRS asserted that certain contributions of stock by the Parent to the Plan violated provisions of the Internal Revenue Code because the securities contributed were not "qualifying employer securities" as defined by ERISA. In fiscal 2002, this matter was settled without the Company admitting the allegations of the IRS, and the Company paid $1,919,000 of excise tax to the IRS.

   The Department of Labor (the "DOL") also investigated the same transactions involving the Plan and came to conclusions similar to those reached by the IRS. However, the DOL has not pursued those transactions. In the course of its investigation, the DOL and its advisors reviewed the valuations of the Parent's common and preferred stock prepared for the Plan and criticized the methodology used in preparing the valuations. The Company believes that the methodology used in the valuations was appropriate, and in connection with discussions with the DOL, engaged a second independent appraiser that generally corroborated the valuations and the methodology used by the first appraiser.

   On March 8, 2002, the DOL sued the Company, the Parent, the Plan and former members of the Company's benefits committee in the federal district court for the Central District of California. The DOL claims that the

                          EARLE M. JORGENSEN COMPANY
valuations of Holding's common stock used to make annual contributions to the Plan in each of the years 1994 through 2000 contained significant errors that resulted in the common stock being overvalued, and that the failure of the members of our benefits committee to detect and correct the errors was a breach of their fiduciary duty under ERISA. As a result of the alleged overvaluations, the DOL contends that the contributions to the Plan were prohibited transactions under ERISA. The DOL has sought to require the Company to repurchase the stock contributed to the Plan at the value at which the stock was contributed plus interest. The aggregate value of the common stock contributed to the Plan from 1994 through 2000 was approximately $28,871,000. The Company intends to deny liability, and believes it has meritorious factual and legal defenses. While the Company cannot assure the ultimate outcome of this case, it does not anticipate that the outcome would have a material adverse effect on the Company's business, financial condition or results of operations. The Company has $3,000,000 of fiduciary insurance coverage that will cover defense costs and may provide coverage for the claims made by the DOL.

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

   During fiscal years 2000, 2001 and 2002, expenditures made in connection with environmental matters totaled $295,000, $207,000 and $97,000, respectively, principally for settlement of claims, and monitoring, remediation and investigation activities at sites with contaminated soil and/or groundwater and were expensed as incurred. As of March 31, 2002, there was no accrual for future monitoring, investigation and remediation expenditures because such costs are not yet known or reasonably estimable the following pending environmental matters.

   Forge (Seattle/Kent, WA). In November 1998, the Company paid the purchasers of its former Forge facility and an off-site disposal site $2,250,000 as an indemnification settlement for liabilities related to the remediation of known contamination at the Forge facility. The Company continues to monitor the disposal site for environmental conditions in accordance with a consent decree issued by the Washington Department of Ecology ("Ecology"). Annual costs associated with such monitoring are not significant, and we do not anticipate significant additional expenditures related to this matter.

   The Forge property is located on the Lower Duwamish Waterway, which has been identified by the United States Environmental Protection Agency ("EPA") as a Superfund Site (the "Duwamish Site"). Under the Federal Comprehensive Environmental Remediation, Compensation, and Liability Act ("Superfund"), owners or operators of facilities that have released hazardous substances to the environment may be liable for remediation costs. Courts have held that such liability may be joint and several; however, in many instances, the costs are allocated among the parties, primarily based on their estimated contribution to the contamination. The EPA, along with Ecology, have entered into an Administrative Order of Consent with four major property owners with potential liability for cleanup of the Duwamish Site that outlines tasks required to be completed to further investigate the nature and extent of the contamination and cleanup alternatives. In November 2001, the current owners of the Forge property notified the Company of a potential claim for indemnification for any liability relating to contamination of the Duwamish Site. The notification stated that the Forge facility, along with other businesses located along the Duwamish Site, are expected to be named as potentially responsible parties for contamination of the Duwamish Site and requested that the Company participate under a joint defense. The Company is evaluating the notification and remedies it may have, including insurance recoveries for monies to be spent as part of the investigation or cleanup of the Duwamish Site. At this time, the Company has not incurred any significant costs related to this matter and cannot determine what liability, if any, it may have relating to the investigation and remediation of the Duwamish Site.

                          EARLE M. JORGENSEN COMPANY

   Tri-County Landfill (Illinois). In April 2001, the Company was served with a complaint by the owner of this landfill (known as the Tri-County/Elgin Landfills Superfund Site (the "Tri-County Site") alleging that the Company, among others, was responsible for certain contamination found at the Tri-County Site, which resulted from alleged disposal of waste transported from a predecessor entity. The owner sought reimbursement of costs incurred or to be incurred in connection with the investigation and remediation activities required under orders from the EPA. This matter was settled in December 2001 and the court dismissed the case.

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

Other

   On April 22, 2002, the Company was sued by Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, alleging that the Company had conspired with other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor. The Company has not yet answered the complaint but believes the claim is without merit and intends to vigorously defend the matter.

   The Company is involved in other litigation or legal matters in the normal course of business. In the opinion of management, these matters will be resolved without a material impact on the Company's financial position or results of operations.

                          EARLE M. JORGENSEN COMPANY

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                               Sequentially
     Schedule                                                    Numbered
      Number              Description of Schedules*                Page
      ------              -------------------------            ------------
    Schedule II Valuation and Qualifying Accounts and Reserves     S-2

--------
* All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          EARLE M. JORGENSEN COMPANY

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           Column A               Column B       Column C          Column D          Column E
           --------             ------------ ---------------- ------------------- --------------
                                 Balance at                         Amounts
                                beginning of Charges to costs     charged off     Balance at end
          Description              period      and expenses   (net of recoveries)   of period
          -----------           ------------ ---------------- ------------------- --------------
Allowance for doubtful accounts
   Year ended March 31, 2000...  $  335,000     $1,201,000        $(1,120,000)      $  416,000
   Year ended March 31, 2001...     416,000      1,651,000         (1,640,000)         427,000
   Year ended March 31, 2002...     427,000      2,434,000         (2,409,000)         452,000

Reserve for inventory
   Year ended March 31, 2000...   1,996,000        964,000           (913,000)       2,047,000
   Year ended March 31, 2001...   2,047,000      1,385,000         (1,201,000)       2,231,000
   Year ended March 31, 2002...   2,231,000      2,705,000         (2,411,000)       2,525,000