Form 10-Q
period 2002-06-27
JORGENSEN EARLE M CO /DE/
filed 2002-08-02
CIK 54003

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number: 1-7537

EARLE M. JORGENSEN COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-0886610 (I.R.S. Employer Identification No.)
3050 East Birch Street, Brea, California (Address of principal executive offices)	92821 (Zip Code)

Registrant's telephone number: (714) 579-8823

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None

Outstanding common stock, par value $.01 per share, at July 31, 2002—128 shares

EARLE M. JORGENSEN COMPANY
TABLE OF CONTENTS

EARLE M. JORGENSEN COMPANY

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 27, 2002	March 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash	$14,432	$21,300
Accounts receivable, less allowance for doubtful accounts of $646 and $452 at June 27, 2002 and March 31, 2002, respectively	102,797	89,279
Inventories	198,593	186,868
Other current assets	5,530	4,899

Total current assets	321,352	302,346

Property, plant and equipment, net of accumulated depreciation of $74,596 and $71,852 at June 27, 2002 and March 31, 2002, respectively	113,143	111,243
Net cash surrender value of life insurance policies	32,975	27,625
Debt issue costs, net of accumulated amortization	8,605	1,810
Other assets	991	974

Total assets	$477,066	$443,998

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$100,976	$88,484
Accrued employee compensation and related taxes	7,393	9,874
Accrued employee benefits	12,603	11,533
Accrued interest	14,378	8,079
Other accrued liabilities	6,297	6,751
Deferred income taxes	19,013	19,094
Current portion of long-term debt	2,488	3,595

Total current liabilities	163,148	147,410

Long term debt	339,069	289,300
Deferred income taxes	16,478	16,292
Other long-term liabilities	3,868	6,782
Stockholder's equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized;128 shares issued and outstanding	—	—
Capital in excess of par value	45,871	70,871
Accumulated other comprehensive loss	(1,235)	(4,859)
Accumulated deficit	(90,133)	(81,798)

Total stockholder's deficit	(45,497)	(15,786)

Total liabilities and stockholder's equity	$477,066	$443,998

See accompanying notes.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	June 27, 2002	June 28, 2001
	(unaudited)
Revenues	$225,133	$238,672
Cost of sales	161,867	170,963

Gross profit	63,266	67,709
Expenses:
Warehouse and delivery	30,538	32,942
Selling	7,941	8,808
General and administrative	10,128	12,536

Total expenses	48,607	54,286

Income from operations	14,659	13,423
Interest expense, net	10,368	10,752

Income before excise tax and income taxes	4,291	2,671
Excise tax imposed under IRS settlement agreement	—	1,919

Income before income taxes and extraordinary item	4,291	752
Income tax expense	348	260

Net income before extraordinary item	3,943	492
Extraordinary item—loss on early retirement of debt	12,278	—

Net income (loss)	(8,335)	492
Other comprehensive (income) loss	(3,624)	1,582

Comprehensive loss	$(4,711)	$(1,090)

See accompanying notes.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	June 27, 2002	June 28, 2001
	(unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(8,335)	$492
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Extraordinary item—loss on early retirement of debt	12,278	—
Depreciation and amortization	2,741	2,893
Amortization of debt issue costs	452	370
Accrued postretirement benefits	120	62
Deferred income taxes	105	154
Gain on sale of property, plant and equipment	(17)	(21)
Provision for bad debts	409	347
Increase in cash surrender value of life insurance over premiums paid	(4,152)	(3,834)
Changes in operating assets and liabilities:
Accounts receivable	(13,927)	(2,473)
Inventories	(11,725)	(11,359)
Other current assets	(495)	(78)
Accounts payable and accrued liabilities and expenses	16,926	(14,334)
Non-trade receivable	(136)	(133)
Other	732	(107)

Net cash used in operating activities	(5,024)	(28,021)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,581)	(2,902)
Proceeds from the sale of property, plant and equipment	23	35
Premiums paid on life insurance policies	(1,198)	(1,198)
Proceeds from redemption of life insurance policies	—	200

Net cash used in investing activities	(5,756)	(3,865)

FINANCING ACTIVITIES:
Net borrowings under revolving loan agreements	162	22,359
Proceeds from issuance of senior debt	250,000	—
Repayments of term loan and senior debt	(201,000)	—
Payments of debt issue costs	(10,161)	—
Payments made upon early retirement of debt	(9,596)	—
Payments on other debt	(500)	(750)
Cash dividend to parent	(25,000)	—

Net cash provided by financing activities	3,905	21,609

Effect of exchange rate changes on cash	7	10

NET DECREASE IN CASH	(6,868)	(10,267)
Cash at beginning of period	21,300	23,758

CASH AT END OF PERIOD	$14,432	$13,491

See accompanying notes.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2002

1. Basis of Presentation and Consolidation

        The Earle M. Jorgensen Company (the "Company") is a wholly owned subsidiary of Earle M. Jorgensen Holding Company, Inc. ("Holding").

        The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries including Earle M. Jorgensen (Canada) Inc. and Stainless Insurance Ltd., a captive insurance subsidiary. All significant intercompany accounts and transactions have been eliminated.

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Earle M. Jorgensen Company at June 27, 2002 and the consolidated results of operations and comprehensive income and cash flows for the three months ended June 27, 2002 and June 28, 2001. The consolidated results of operations and comprehensive income for the three months ended June 27, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

        Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Other Comprehensive Income

        For the three months ended June 27, 2002 and June 28, 2001, other comprehensive income (loss) included foreign currency translation gain of $699,000 and $483,000, respectively. In addition, the three months ended June 28, 2001 included a loss of $2,065,000 representing the fair value of the Company's interest rate swap agreement recognized in connection with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Company determined that the interest rate swap agreement is a highly effective cash flow hedge under the provisions of SFAS No. 133, as amended. During the three months ended June 27, 2002, the Company terminated the interest rate swap agreement in connection with the prepayment of the Term Loan (see Note 3 below).

3. Extraordinary Item

        On May 22, 2002, the Company completed a private offering under Rule 144A of $250 million of 9 3/4% Senior Secured Notes due 2012. The proceeds of the transaction were used to (i) redeem $105 million in aggregate principal amount of the outstanding 9 1/2% Senior Notes, plus call premium and accrued interest, (ii) to prepay $96 million of the Term Loan plus accrued interest, (iii) to terminate the interest rate swap agreement, and (iv) to pay a dividend to Holding in the amount of $25 million to be used by Holding to redeem a portion of its senior indebtedness (the "Holding Notes"). The Holding Notes are owned by an affiliate of Kelso & Company, Holding's largest shareholder.

        The 9 3/4% Senior Secured Notes are secured by a first-priority lien (subject to permitted liens) on substantially all of the Company's existing and future acquired unencumbered property, plant and equipment and have covenants similar to those under the 9 1/2% Senior Notes. Interest payments will be made semi-annually on June 1 and December 1, commencing on December 1, 2002.

        As a result of this refinancing transaction, the Company recorded an extraordinary loss of $12,278,000 related to the early retirement of debt, consisting of the call premium paid, a payment to terminate the interest rate swap agreement, the write-off of deferred financing costs, and certain other expenses incurred in connection with the refinancing transaction.

4. Impact of Recently Issued Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections", which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, which are effective for fiscal years beginning after May 15, 2002, require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented be reclassified if it does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company is in the process of assessing the effect of adopting SFAS No. 145.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations—Three Months Ended June 27, 2002 Compared To Three Months Ended June 28, 2001

        Revenues.    Revenues for the first quarter of fiscal 2003 decreased 5.7% to $225.1 million, from $238.7 million for the same period in fiscal 2002. Revenues from our domestic operations decreased 6.4% to $212.4 million in the first quarter of fiscal 2003, from $227.0 million for the same period in fiscal 2002. This decrease was attributable to a 4% decrease in tonnage shipped and a 2% decrease in average selling prices when compared to the fiscal 2002 period. Our domestic operations experienced decreased demand in our core products and in key industries served, such as machine tools, oil and gas services and industrial equipment. Revenues from our Canadian operations increased 8.5% to $12.7 million in the first quarter of fiscal 2003 from $11.7 million in the same period in fiscal 2002.

        Gross Profit.    Gross profit for the first quarter of fiscal 2003 decreased 6.5% to $63.3 million, from $67.7 million for the same period in fiscal 2002, while consolidated gross margins were 28.1% and 28.4%, respectively. Gross profit for the fiscal 2003 period included no LIFO adjustment versus a LIFO credit of $0.7 million recorded in the fiscal 2002 period. Gross profit from our Canadian operations was $2.7 million and gross margin was 21.3% during the first quarter of fiscal 2003, compared to $2.5 million and 21.4%, respectively, for the same period in fiscal 2002. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.5% for the first quarter of fiscal 2003 compared to 28.4% for the same period in fiscal 2002.

        Expenses.    Total operating expenses for the first quarter of fiscal 2003 decreased 10.5% to $48.6 million (21.6% of revenues), from $54.3 million (22.7% of revenues) for the same period in fiscal 2002. The changes in operating expenses generally reflect the impact on variable expenses from changes in tonnage shipped, and benefits realized from cost reduction efforts and improved productivity.

        Warehouse and delivery expenses for the first quarter of fiscal 2003 decreased 7.3% to $30.5 million (13.5% of revenues), from $32.9 million (13.8% of revenues) for the same period in fiscal 2002. The fiscal 2003 period included lower compensation, processing and freight expenses. As of June 27, 2002, 1,075 employees were involved in warehouse and delivery activities, compared to 1,159 as of June 28, 2001.

        Selling expenses for the first quarter of fiscal 2003 decreased 10.2% to $7.9 million (3.5% of revenues), from $8.8 million (3.7% of revenues) for the same period in fiscal 2002. The decrease resulted from lower compensation, travel and entertainment expenses.

        General and administrative expenses for the first quarter of fiscal 2003 decreased 15.8% to $10.1 million (4.5% of revenues), from $12.0 million (5.0% of revenues), excluding non-recurring charges, for the same period in fiscal 2002. The decrease resulted from lower compensation, relocation and professional services expenses, and higher income recognized in connection with our life insurance policies. Non-recurring charges included in the fiscal 2002 period were associated with headcount reductions and costs incurred in connection with facility consolidation.

        Net Interest Expense.    Net interest expense was $10.4 million during the first quarter of fiscal 2003 and $10.8 million during the same period in fiscal 2002. Such amounts include interest related to our credit facilities, existing senior notes, term loan, industrial revenue bonds and borrowings against the cash surrender value of certain life insurance policies we maintain, and the amortization of debt issue costs.

        Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $6.1 million for the first quarter of fiscal 2003, compared to $6.9 million for the same period in fiscal

2002. Interest expense will be slightly higher in the future as a result of the larger principal amount and higher interest rate on our existing senior secured notes as compared to our 9 1/2% senior notes and term loan which were redeemed and repaid in the first quarter of fiscal 2003. Our average outstanding indebtedness during the first quarter of fiscal 2003 was $356.1 million, compared to $305.4 million for the same period in fiscal 2002. The increase in average outstanding indebtedness was due to the issuance of $250 million of our senior secured notes on May 22, 2002 to redeem and repay aggregate indebtedness of $201 million represented by our 9 1/2% senior notes and term loan. The weighted average interest rate on our indebtedness was 7.67% during the first quarter of fiscal 2003 versus 8.23% during the same period in fiscal 2002. During the three months ended June 27, 2002 and June 28, 2001, borrowings under our credit facility averaged $92.8 million and $93.2 million and the average interest rate on such borrowings was 5.44% and 6.81%, respectively.

        Interest expense associated with borrowings against the cash surrender value of certain life insurance policies maintained was $4.3 million during the first quarter of fiscal 2003 period, compared to $3.9 million for the same period in fiscal 2002.

        The interest rates on our existing senior secured notes and on the borrowings under the life insurance policies are fixed at 9.75% and 11.76%, respectively. The interest rate on our credit facility is floating (4.51% as of June 27, 2002).

        Included in the first quarter of fiscal 2002 was $0.2 million paid to Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) pursuant to our interest rate swap agreement covering a notional amount of $95.0 million under our term loan. In May 2002, the interest rate swap agreement was terminated in connection with the prepayment of the term loan as part of our senior debt offering.

        Income Taxes.    Income tax expense for the first quarter of fiscal 2003 and 2002 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first quarter of fiscal 2003 and 2002 were offset by recognition of tax benefits associated with our loss carryforwards.

        Extraordinary Item.    We recognized an extraordinary loss of $12.3 million in connection with the early retirement of our 9 1/2% senior notes and term loan, and consisted of the call premium paid, a payment to terminate the interest rate swap agreement, the write-off of deferred financing costs, and certain other expenses incurred in connection with the refinancing transaction. No tax benefit was recorded in connection with this loss due to the uncertainty in realizing the resulting deferred tax asset.

Liquidity and Capital Resources

        On May 22, 2002, we completed a private offering under Rule 144A of $250 million of 9 3/4% Senior Secured Notes due 2012. The proceeds of the transaction were used to (i) redeem $105 million in aggregate principal amount of our outstanding 9 1/2% senior notes, plus call premium and accrued interest, (ii) to prepay $96 million of our term loan plus accrued interest, (iii) to terminate our interest rate swap agreement, and (iv) to pay a dividend to Holding in the amount of $25 million to be used by Holding to redeem a portion of its senior indebtedness (the "Holding Notes"). The Holding Notes are owned by an affiliate of Kelso & Company, Holding's largest shareholder. Our senior secured notes are secured by a first-priority lien (subject to permitted liens) on substantially all of our existing and future acquired unencumbered property, plant and equipment and have covenants similar to those under the indebtedness that was redeemed and prepaid. Interest payments will be made semi-annually on June 1 and December 1, commencing on December 1, 2002.

        Working capital increased to $158.2 million at June 27, 2002 when compared to $154.9 million at March 31, 2002, primarily as the result of higher inventories and accounts receivable. During the first quarter of fiscal 2003 our primary source of cash consisted of funds provided from refinancing our debt. Our primary uses of cash included operating actvities, $5.0 million, and capital expenditures, $4.6 million.

        Cash used in operating activities was $5.0 million (2.2% of revenues) in the first quarter of fiscal 2003, compared to $28.0 million (11.7% of revenues) in the same period of fiscal 2002. The change was primarily attributable to lower levels of accounts payable and timing of payments to vendors.

        For fiscal 2003, we have planned approximately $15.8 million of capital expenditures to be financed from internally generated funds and borrowings under our credit facility. Approximately $14.4 million is for facility expansions and improvements (including a commitment of $11.8 million to substantially complete the expansion and automation of our facility in Chicago) and routine replacement of machinery and equipment, and $1.4 million is for further additions to our management information systems. During the first three months of fiscal 2003, we spent $4.6 million for planned capital expenditures, including $3.7 million for the Chicago project.

        Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our credit facility, interest payments on our senior secured notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and our stock bonus plan, capital expenditures and principal and interest payments on our industrial revenue bonds. As of June 27, 2002, principal payments required by our outstanding industrial revenue bond indebtedness amount to $0.9 million in fiscal 2003, $1.4 million in fiscal year 2004, $2.1 million in fiscal year 2005, $1.2 million in fiscal year 2006, $0.7 million in fiscal year 2007 and $2.2 million in the aggregate thereafter through fiscal year 2011. We will not be required to make any principal payments on our senior secured notes until their maturity in fiscal 2012. Our credit facility will mature in fiscal 2007. As of June 27, 2002, we were in compliance with all covenants under our credit facility and senior secured notes. Although compliance with such covenants in the future is largely dependent on our future performance and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

        At June 27, 2002, our primary sources of liquidity were available borrowings of $93.8 million under the credit facility, available borrowings of approximately $12.0 million against certain life insurance policies and internally generated funds. Borrowings under our credit facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets. Our senior secured notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies, are non-recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies. For the first quarter of fiscal 2003, dividend income earned under the policies totaled $4.2 million, compared to $3.7 million for the same period in fiscal 2002 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of June 27, 2002, there was approximately $33.0 million of cash surrender value in all life insurance policies we maintained, net of borrowings.

        For the first quarter of fiscal 2003, EBITDA (as defined) totaled $17.5 million (7.8% of revenues), compared to $16.2 million (6.8% of revenues) for the same period in fiscal 2002. We define EBITDA as income from operations before depreciation and amortization, LIFO adjustments, non-recurring charges and certain other non-cash expenses, including post-retirement accruals, and is provided as an important measure of our ability to service debt. However, EBITDA should not be considered in isolation or as a substitute for consolidated results of operations and cash flows data presented in the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

        We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on our credit facility and senior secured notes prior to their scheduled maturities in fiscal years 2007 and 2012, respectively; however, we anticipate that it will be necessary to replace or to refinance all or a portion of credit facility and the senior secured notes prior to their respective maturities, although there can be no assurance on what terms, if any, we would be able to obtain such refinancing or additional financing. Our ability to make interest payments on our credit facility and senior secured notes will be dependent on maintaining the level of performance reflected in the last twelve months, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings.

Critical Accounting Policies

        Management's discussion and analysis of its financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities, although no assurance can be given that actual results will not differ from those estimates and judgments. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory reserves, pension and other postretirement benefits, insurance reserves, incentive compensation, contingencies and income tax accounting. These critical accounting policies, which are fully discussed in our Annual Report on Form 10-K for the year ended March 31, 2002, have been consistently applied to the consolidated financial statements included herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not use financial instruments or enter into hedging transactions for speculative or trading purposes with respect to managing market risks. However, we have used and will continue to evaluate the use of financial instruments to reduce our exposure to higher interest costs during periods of rising interest rates. On May 31, 2002 we terminated a fixed rate interest rate swap agreement covering $95.0 million of our term loan that was repaid in connection with the issuance of $250 million of our senior secured notes. As of June 27, 2002, we had no other financial instruments. Our exposure to changes in interest rates is not considered significant to our consolidated financial statements in the foreseeable future.

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

        This Form 10-Q may contain forward-looking statements relating to future financial results. Actual results may differ materially as a result of factors over which Earle M. Jorgensen Company has no control. These risk factors and additional information are included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

PART II—OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  On July 25, 2002, our sole stockholder executed and delivered a written consent of stockholder.

  (b)
  The consent provided for the re-election of our Board of Directors, including the election of Mr. Earl M. Mason to our Board of Directors pursuant to the rights of the holders of Holding's Series A 13% Cumulative Preferred Stock. The consent also provided for the appointment of Ernst & Young LLP as our auditors for the fiscal year ending March 31, 2003.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  99.1
  Certification of Financial Reports by Chief Executive Officer pursuant to Section 906 of the Sarbones-Oxley Act of 2002

  99.2
  Certification of Financial Reports by Chief Financial Officer pursuant to Section 906 of the Sarbones-Oxley Act of 2002

  (b)
  Reports on Form 8-K

            The Registrant was not required to file a Form 8-K during the quarter ended June 27, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY
Date: July 31, 2002	By:	/s/ MAURICE S. NELSON, JR. Maurice S. Nelson, Jr. President, Chief Executive Officer
Date: July 31, 2002	By:	/s/ WILLIAM S. JOHNSON William S. Johnson Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

EARLE M. JORGENSEN COMPANY TABLE OF CONTENTS
EARLE M. JORGENSEN COMPANY CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
EARLE M. JORGENSEN COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (DOLLARS IN THOUSANDS)
EARLE M. JORGENSEN COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS)
EARLE M. JORGENSEN COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 27, 2002
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Results of Operations—Three Months Ended June 27, 2002 Compared To Three Months Ended June 28, 2001
  Liquidity and Capital Resources
  Critical Accounting Policies
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES