Form 10-Q
period 2002-09-27
JORGENSEN EARLE M CO /DE/
filed 2002-11-06
CIK 54003

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 27, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-7537

EARLE M. JORGENSEN COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-0886610 (I.R.S. Employer Identification No.)
3050 East Birch Street, Brea, California (Address of principal executive offices)	92821 (Zip Code)
(714) 579-8823 (Registrant's telephone number)

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

        Outstanding common stock, par value $.01 per share, at October 31, 2002—128 shares

EARLE M. JORGENSEN COMPANY
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 27, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$14,771	$21,300
Accounts receivable, less allowance for doubtful accounts of $595 and $452 at September 27, 2002 and March 31, 2002, respectively	103,892	89,279
Inventories	214,604	186,868
Other current assets	5,641	4,899

Total current assets	338,908	302,346

Property, plant and equipment, net of accumulated depreciation of $77,404 and $71,852 at September 27, 2002 and March 31, 2002, respectively	114,793	111,243
Net cash surrender value of life insurance policies	37,128	27,625
Debt issue costs, net of accumulated amortization	8,533	1,810
Other assets	973	974

Total assets	$500,335	$443,998

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$112,390	$88,484
Accrued employee compensation and related taxes	8,950	9,874
Accrued employee benefits	12,986	11,533
Accrued interest	24,863	8,079
Other accrued liabilities	8,018	6,751
Deferred income taxes	19,013	19,094
Current portion of long-term debt	2,510	3,595

Total current liabilities	188,730	147,410

Long term debt	335,801	289,300
Deferred income taxes	16,373	16,292
Other long-term liabilities	3,989	6,782
Stockholder's equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized;128 shares issued and outstanding	—	—
Capital in excess of par value	45,863	70,871
Accumulated other comprehensive loss	(1,843)	(4,859)
Accumulated deficit	(88,578)	(81,798)

Total stockholder's deficit	(44,558)	(15,786)

Total liabilities and stockholder's equity	$500,335	$443,998

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	September 27, 2002	September 27, 2001	September 27, 2002	September 27, 2001
	(Unaudited)		(Unaudited)
Revenues	$225,231	$223,719	$450,364	$462,391
Cost of sales	161,619	158,624	323,486	329,587

Gross profit	63,612	65,095	126,878	132,804
Expenses:
Warehouse and delivery	31,387	30,994	61,925	63,937
Selling	8,052	7,718	15,993	16,525
General and administrative	10,324	9,998	20,453	22,534

Total expenses	49,763	48,710	98,371	102,996

Income from operations	13,849	16,385	28,507	29,808
Interest expense, net	12,189	10,842	22,557	21,594

Income before excise tax and income taxes	1,660	5,543	5,950	8,214
Excise tax imposed under IRS settlement agreement	—	—	—	1,919

Income before income taxes and extraordinary item	1,660	5,543	5,950	6,295
Income tax expense	104	227	452	487

Net income before extraordinary item	1,556	5,316	5,498	5,808
Extraordinary item—loss on early retirement of debt	—	—	12,278	—

Net income (loss)	1,556	5,316	(6,780)	5,808
Other comprehensive income (loss), net of income taxes	(608)	(2,718)	91	(4,300)

Comprehensive income (loss)	$948	$2,598	$(6,689)	$1,508

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	September 27, 2002	September 27, 2001
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(6,780)	$5,808
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Extraordinary item—loss on early retirement of debt	12,278	—
Depreciation and amortization	5,610	5,766
Amortization of debt issue costs	816	741
Accrued postretirement benefits	240	124
Deferred income taxes	—	473
Gain on sale of property, plant and equipment	(24)	(8)
Provision for bad debts	820	1,086
Increase in cash surrender value of life insurance over premiums paid	(8,305)	(7,727)
Changes in operating assets and liabilities:
Accounts receivable	(15,433)	(517)
Inventories	(27,736)	8,113
Other current assets	(434)	74
Accounts payable and accrued liabilities and expenses	42,486	(38,977)
Non-trade receivable	(308)	(386)
Other	300	(460)

Net cash (used in) provided by operating activities	3,530	(25,890)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9,167)	(9,894)
Proceeds from the sale of property, plant and equipment	44	84
Premiums paid on life insurance policies	(1,198)	(1,198)
Proceeds from redemption of life insurance policies	—	386

Net cash used in investing activities	(10,321)	(10,622)

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving loan agreements	(2,184)	27,011
Proceeds from issuance of senior debt	250,000	—
Repayments of term loan and senior debt	(201,000)	—
Payments of debt issue costs	(10,554)	—
Payments made upon early retirement of debt	(9,596)	—
Payments on other debt	(1,400)	(1,900)
Cash dividend to parent	(25,008)	—

Net cash provided by financing activities	258	25,111

Effect of exchange rate changes on cash	4	3

NET DECREASE IN CASH	(6,529)	(11,398)
Cash at beginning of period	21,300	23,758

CASH AT END OF PERIOD	$14,771	$12,360

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 27, 2002

1. Basis of Presentation and Consolidation

        The Earle M. Jorgensen Company (the "Company") is a wholly owned subsidiary of Earle M. Jorgensen Holding Company, Inc. ("Holding").

        The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, including Earle M. Jorgensen (Canada) Inc. and Stainless Insurance Ltd., a captive insurance subsidiary. All significant intercompany accounts and transactions have been eliminated.

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at September 27, 2002 and the consolidated results of operations and comprehensive income and cash flows for the three months and six months ended September 27, 2002 and September 27, 2001. The consolidated results of operations and comprehensive income for the six months ended September 27, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

        Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Other Comprehensive Income

        Other comprehensive income included foreign currency translation income (loss) of $(608,000) and $(497,000) for the three months ended September 27, 2002 and 2001, respectively, and $91,000 and $(14,000) for the six months ended September 27, 2002 and 2001, respectively. In addition, the three months and six months ended September 27, 2001 included a loss of $(2,221,000) and $(4,286,000), respectively, relating to the changes in the fair value of the Company's interest rate swap agreement. In May 2002, the Company terminated the interest rate swap agreement in connection with the prepayment of the Term Loan (see Note 3 below).

3. Extraordinary Item

        On May 22, 2002, the Company completed a private offering under Rule 144A of $250 million of 9 3/4% Senior Secured Notes due 2012, Series A. The proceeds of the transaction were used to (i) redeem $105 million in aggregate principal amount of the outstanding 9 1/2% Senior Notes, plus call premium and accrued interest, (ii) prepay $96 million of the Term Loan plus accrued interest, (iii) terminate the interest rate swap agreement, and (iv) pay a dividend to Holding in the amount of $25 million to be used by Holding to repay or repurchase a portion of its senior indebtedness (the "Holding Notes") and/or capital stock. The Holding Notes are owned by an affiliate of Kelso & Company, Holding's largest shareholder.

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

        On August 30, 2002, the Company completed an exchange offering registered with the Securities and Exchange Commission of $250 million of its 9 3/4% Senior Secured Notes due 2012, Series B for all of its outstanding 9 3/4% Senior Secured Notes due 2012, Series A.

4. Impact of Recently Issued Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, which are effective for fiscal years beginning after May 15, 2002, require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented be reclassified if it does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is in the process of assessing the effect of adopting SFAS No. 145.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

Forward-Looking Information

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements that generally include the words "believe", "expect", "intend", "anticipate", "will", and other similar expressions. This quarterly report may contain forward-looking statements that are based upon our management's then-current views, understandings and assumptions regarding future financial results. These forward-looking statements involve risks and uncertainties that may affect our company's operations, markets, products, services, prices and other factors as more fully discussed in our Registration Statement on Form S-4, File No. 333-91866, as filed on July 3, 2002, and the amendments thereto, and in other filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, legal and governmental factors over which Earle M. Jorgensen Company has no control. Accordingly, there is no assurance that the expectations reflected in such forward-looking statements will be realized. We undertake no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

Overview

        The metals service center industry continues to be adversely affected by weak economic conditions in the United States. Customers served by metals service centers have reduced their inventories and production activities due to weakened demand and the uncertainty of an economic recovery. Pricing for metal products remains volatile due to competitive pressures and changes in availability of inventories held by service centers or supplied by both domestic and foreign mills, and the impact of Section 201 tariffs on both pricing and availability of certain metal products.

        Our results for the second quarter and first six months of fiscal 2003 generally reflect weaker demand in the United States for our core products sold to existing customers in most key industries we serve, when compared to the prior year periods. However, we believe our well-balanced inventories, valued-added capabilities, aggressive marketing and unequaled customer service have allowed us to gain market share, particularly in Canada, while maintaining consolidated gross margins in excess of 28%.

        We continue to focus on improving business processes and reducing costs and believe our results reflect the benefits realized from improved productivity and from our ability to maintain cost structures that are aligned with the prevailing levels of business. Our operating margin for the first six months of fiscal 2003 was 6.3%, compared to 6.4% for the same period in fiscal 2002. As of September 27, 2002, our total number of employees was 1,712, compared to 1,725 as of March 31, 2002 and 1,794 as of September 27, 2001.

        We believe that these and other operating and growth strategies, including the expansion and automation of our Chicago facility, will position us to outperform the industry when an economic recovery occurs or as general economic conditions improve.

Results of Operations—Three Months Ended September 27, 2002 Compared To
Three Months Ended September 27, 2001

        Revenues.    Revenues for the second quarter of fiscal 2003 increased 0.7% to $225.2 million, from $223.7 million for the same period in fiscal 2002. Revenues from our domestic operations decreased 0.1% to $213.0 million in the second quarter of fiscal 2003, from $213.2 million for the same period in fiscal 2002 reflecting a 1% decrease in tonnage shipped offset by higher average selling prices when compared to the second quarter of fiscal 2002. Weaker demand for product sold to customers in certain key industries we serve, including oil and gas services, industrial equipment and construction and farm equipment, were offset by increased shipments to customers in the machine tools, fabricated metal and other smaller industries. Revenues from our Canadian operations increased 16.2% to $12.2 million in the second quarter of fiscal 2003 from $10.5 million in the same period in fiscal 2002, due to stronger economic conditions and better market penetration.

        Gross Profit.    Gross profit for the second quarter of fiscal 2003 decreased 2.3% to $63.6 million, from $65.1 million for the same period in fiscal 2002, while consolidated gross margins were 28.2% and 29.1%, respectively. Gross profit for the second quarter of fiscal 2003 included no LIFO adjustment versus a LIFO credit of $0.6 million recorded in the second quarter of fiscal 2002. Gross profit from our Canadian operations was $2.6 million and gross margin was 21.3% during the second quarter of fiscal 2003, compared to $2.4 million and 22.9%, respectively, for the same period in fiscal 2002. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.6% for the second quarter of fiscal 2003 versus 29.1% for the same period in fiscal 2002.

        Expenses.    Total operating expenses for the second quarter of fiscal 2003 increased 2.3% to $49.8 million (22.1% of revenues), from $48.7 million (21.8% of revenues) for the same period in fiscal 2002. The increase in operating expenses includes additional costs and expenses attributable to the expansion and automation of our Chicago facility, which became operational in July 2002. These additional costs and expenses more than offset the expected impact on variable expenses from changes in tonnage shipped, ongoing cost reduction initiatives and productivity improvements.

        Warehouse and delivery expenses for the second quarter of fiscal 2003 increased 1.3% to $31.4 million (13.9% of revenues), from $31.0 million (13.9% of revenues) for the same period in fiscal 2002. The increase resulted primarily from higher occupancy, lease and related costs and expenses associated with the expansion and automation of our Chicago facility, increased equipment lease expense, and generally higher property tax accruals and insurance costs, offset by lower vehicle and freight expenses.

        Selling expenses for the second quarter of fiscal 2003 increased 5.2% to $8.1 million (3.6% of revenues), from $7.7 million (3.4% of revenues) for the same period in fiscal 2002. The increase resulted from higher accruals for incentive compensation, and increased marketing and promotional expenses.

        General and administrative expenses for the second quarter of fiscal 2003 increased 10.8% to $10.3 million (4.6% of revenues), from $9.3 million (4.2% of revenues), excluding non-recurring charges, for the same period in fiscal 2002. The increase resulted from lower income recognized in connection with our life insurance policies, higher accruals for incentive compensation, and increased costs and expenses for communication services and insurance, offset by lower bad debt, relocation and professional services expenses. Non-recurring charges of $0.7 million included in the second quarter of fiscal 2002 were associated with headcount reductions and costs incurred in connection with facility consolidations.

        Net Interest Expense.    Net interest expense was $12.2 million during the second quarter of fiscal 2003 and $10.8 million during the same period in fiscal 2002. Such amounts include interest related to our long-term debt and borrowings against the cash surrender value of certain life insurance policies we maintain, and the amortization of debt issue costs.

        Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $7.9 million for the second quarter of fiscal 2003, compared to $7.0 million for the same period in fiscal 2002. The increase in interest expense is the result of the larger principal amount and higher interest rate on our existing 9 3/4% senior secured notes as compared to our 9 1/2% senior notes and term loan which were redeemed and repaid in the first quarter of fiscal 2003. Our average outstanding indebtedness during the second quarter of fiscal 2003 was $347.8 million, compared to $312.8 million for the same period in fiscal 2002. The increase in average outstanding indebtedness was due to the issuance of $250 million of our 9 3/4% senior secured notes on May 22, 2002 to redeem and repay aggregate indebtedness of $201 million represented by our 9 1/2% senior notes and term loan. The weighted average interest rate on our indebtedness was 8.35% during the second quarter of fiscal 2003 versus 7.54% during the same period in fiscal 2002. During the three months ended September 27, 2002 and September 27, 2001, borrowings under our credit facility averaged $89.6 million and $101.3 million, and the average interest rate on such borrowings was 4.58% and 5.80%, respectively.

        Interest expense associated with borrowings against the cash surrender value of certain life insurance policies we maintain was $4.3 million during the second quarter of fiscal 2003, compared to $3.9 million for the same period in fiscal 2002.

        The interest rates on our existing senior secured notes and on the borrowings under the life insurance policies are fixed at 9.75% and 11.76%, respectively. The interest rate on our credit facility is floating (4.47% as of September 27, 2002).

        Included in the second quarter of fiscal 2002 was $0.5 million paid to Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) pursuant to our interest rate swap agreement covering a notional amount of $95.0 million under our term loan. Because the interest rate swap agreement was terminated in May 2002 in connection with the prepayment of the term loan as part of our senior debt offering, no quarterly settlements were required in fiscal 2003.

        Income Taxes.    Income tax expense for the second quarter of fiscal 2003 and 2002 included provisions for state franchise and foreign income taxes. Federal tax provisions for the second quarter of fiscal 2003 and 2002 were offset by recognition of tax benefits associated with our loss carryforwards.

Results of Operations—Six Months Ended September 27, 2002 Compared To
Six Months Ended September 27, 2001

        Revenues.    Revenues for the first six months of fiscal 2003 decreased 2.6% to $450.4 million, from $462.4 million for the same period in fiscal 2002. Revenues from our domestic operations decreased 3.4% to $425.4 million in the first six months of fiscal 2003, from $440.2 million for the same period in fiscal 2002. The decline in domestic revenues reflects a 3% decrease in tonnage shipped attributable to weaker demand for our product sold to customers in most key industries we serve, including oil and gas services, industrial equipment, and construction and farm equipment. Revenues from our Canadian operations increased 12.2% to $24.9 million in the first six months of fiscal 2003 from $22.2 million in the same period in fiscal 2002, due to stronger economic conditions and better market penetration.

        Gross Profit.    Gross profit for the first six months of fiscal 2003 decreased 4.4% to $126.9 million, from $132.8 million for the same period in fiscal 2002, while consolidated gross margins were 28.2% and 28.7%, respectively. Gross profit for the first six months of fiscal 2003 included no LIFO adjustment versus a LIFO credit of $1.3 million recorded in the same period of fiscal 2002. Gross profit from our Canadian operations was $5.3 million and gross margin was 21.3% during the first six months of fiscal 2003, compared to $4.9 million and 22.1%, respectively, for the same period in fiscal 2002. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.6% for the first six months of fiscal 2003 compared to 28.8% for the same period in fiscal 2002.

        Expenses.    Total operating expenses for the first six months of fiscal 2003 decreased 4.5% to $98.4 million (21.8% of revenues), from $103.0 million (22.3% of revenues) for the same period in fiscal 2002. The decrease in operating expenses generally reflect the impact on variable expenses from changes in tonnage shipped, ongoing cost reduction initiatives and productivity improvements, offset by certain higher costs and expenses attributable to the expansion and automation of our Chicago facility, which became operational in July 2002.

        Warehouse and delivery expenses for the first six months of fiscal 2003 decreased 3.1% to $61.9 million (13.7% of revenues), from $63.9 million (13.8% of revenues) for the same period in fiscal 2002. The decrease resulted primarily from lower compensation, vehicle and freight expenses, offset by higher property tax accruals and insurance costs, and increased equipment lease expense. Some of the increase in these expenses is attributable to the expansion and automation of our Chicago facility, which became operational in July 2002. As of September 27, 2002, 1,058 employees were involved in warehouse and delivery activities, compared to 1,108 as of September 27, 2001.

        Selling expenses for the first six months of fiscal 2003 decreased 3.0% to $16.0 million (3.6% of revenues), from $16.5 million (3.6% of revenues) for the same period in fiscal 2002. The decrease resulted from lower compensation, travel and entertainment expenses.

        General and administrative expenses for the first six months of fiscal 2003 decreased 3.8% to $20.5 million (4.6% of revenues) from $21.3 million (4.6% of revenues), excluding non-recurring charges, for the same period in fiscal 2002. The decrease resulted from lower relocation, professional services and bad debt expenses, partially offset by lower income recognized in connection with our life insurance policies and higher accruals for incentive compensation. Non-recurring charges of $1.2 million included in the fiscal 2002 period were associated with headcount reductions and costs incurred in connection with facility consolidations.

        Net Interest Expense.    Net interest expense was $22.6 million during the first six months of fiscal 2003 and $21.6 million during the same period in fiscal 2002. Such amounts include interest related to our long-term debt and borrowings against the cash surrender value of certain life insurance policies we maintain, and the amortization of debt issue costs.

        Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $13.9 million for the first six months of fiscal 2003, compared to $13.8 million for the same period in fiscal 2002. The increase in interest expense is the result of the larger principal amount and higher interest rate on our existing 9 3/4% senior secured notes as compared to our 9 1/2% senior notes and term loan which were redeemed and repaid in the first six months of fiscal 2003. Our average outstanding indebtedness during the first six months of fiscal 2003 was $351.8 million, compared to $309.2 million for the same period in fiscal 2002. The increase in average outstanding indebtedness was due to the issuance of $250 million of our 9 3/4% senior secured notes on May 22, 2002 to redeem and repay aggregate indebtedness of $201 million represented by our 9 1/2% senior notes and term loan. The weighted average interest rate on our indebtedness was 8.01% during the first six months of fiscal 2003 versus 7.88% during the same period in fiscal 2002. During the six months ended September 27, 2002 and September 27, 2001, borrowings under our credit facility averaged $91.2 million and $97.3 million, and the average interest rate on such borrowings was 5.01% and 6.28%, respectively.

        Interest expense associated with borrowings against the cash surrender value of certain life insurance policies we maintain was $8.7 million during the first six months of 2003, compared to $7.8 million for the same period in fiscal 2002.

        The interest rates on our existing senior secured notes and on the borrowings under the life insurance policies are fixed at 9.75% and 11.76%, respectively. The interest rate on our credit facility is floating (4.47% as of September 27, 2002).

        Included in the first six months of fiscal 2002 was $0.7 million paid to Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) pursuant to our interest rate swap agreement covering a notional amount of $95.0 million under our term loan. Because the interest rate swap agreement was terminated in May 2002 in connection with the prepayment of the term loan as part of our senior debt offering, no quarterly settlements were required in fiscal 2003.

        Income Taxes.    Income tax expense for the first six months of fiscal 2003 and 2002 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first six months of fiscal 2003 and 2002 were offset by recognition of tax benefits associated with our loss carryforwards.

        Extraordinary Item.    We recognized an extraordinary loss of $12.3 million in connection with the early retirement of our 9 1/2% senior notes and term loan, which consisted of the call premium paid, a payment to terminate the interest rate swap agreement, the write-off of deferred financing costs, and certain other expenses incurred in connection with the refinancing transaction. No tax benefit was recorded in connection with this loss due to the uncertainty in realizing the resulting deferred tax asset.

Liquidity and Capital Resources

        On May 22, 2002, we completed a private offering under Rule 144A of $250 million of 9 3/4% Senior Secured Notes due 2012, Series A. The proceeds of the transaction were used to (i) redeem $105 million in aggregate principal amount of our outstanding 9 1/2% senior notes, plus call premium and accrued interest, (ii) prepay $96 million of our term loan plus accrued interest, (iii) terminate our interest rate swap agreement, and (iv) pay a dividend to Holding in the amount of $25 million to be used by Holding to repay or repurchase a portion of the Holding Notes and/or its capital stock. The Holding Notes are owned by an affiliate of Kelso & Company, Holding's largest shareholder. The 9 3/4% senior secured notes are secured by a first-priority lien (subject to permitted liens) on substantially all of our existing and future acquired unencumbered property, plant and equipment and have covenants similar to those under the indebtedness that was redeemed and prepaid. Interest payments will be made semi-annually on June 1 and December 1, commencing on December 1, 2002.

        Working capital decreased to $150.2 million at September 27, 2002 from $154.9 million at March 31, 2002, primarily as the result of higher accounts payable and accrued liabilities. During the first six months of fiscal 2003 our primary source of cash consisted of funds provided by operating activities. Our primary uses of cash included capital expenditures, $9.2 million, and payments under our credit facility, $2.2 million.

        Cash provided by operating activities was $3.5 million in the first six months of fiscal 2003, compared to cash used of $25.9 million in the same period of fiscal 2002. The change was primarily attributable to timing of payments to vendors relative to changes in working capital assets during the respective periods.

        For fiscal 2003, we have planned approximately $15.8 million of capital expenditures to be financed from internally generated funds and borrowings under our credit facility. Approximately $14.4 million is for facility expansions and improvements (including a commitment of $11.8 million to substantially complete the expansion and automation of our facility in Chicago) and routine replacement of machinery and equipment, and $1.4 million is for further additions to our management information systems. During the first six months of fiscal 2003, we spent $9.2 million for planned capital expenditures, including $7.8 million for the Chicago project, the first phase of which became operational in July 2002.

        Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our credit facility, interest payments on our senior secured notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and our stock bonus plan, capital expenditures and principal and interest payments on our industrial revenue bonds. As of September 27, 2002, principal payments required by our outstanding industrial revenue bond indebtedness amount to $1.4 million in fiscal year 2004, $2.1 million in fiscal year 2005, $1.2 million in fiscal year 2006, $0.7 million in fiscal years 2007 and 2008, and $1.5 million in the aggregate thereafter through fiscal year 2011. We will not be required to make any principal payments on our senior secured notes until their maturity in fiscal year 2012. Our credit facility will mature in fiscal year 2007. As of

September 27, 2002, we were in compliance with all covenants under our credit facility and senior secured notes. Although compliance with such covenants in the future is largely dependent on our future performance and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

        As of September 27, 2002, our primary sources of liquidity were available borrowings of $102.2 million under our credit facility, available borrowings of approximately $17.1 million against certain life insurance policies we maintain and internally generated funds. Borrowings under our credit facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets. Our 9 3/4% senior secured notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies, are non- recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies. For the first six months of fiscal 2003, dividend income earned under the policies totaled $8.3 million, compared to $7.2 million for the same period in fiscal year 2002 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of September 27, 2002, there was approximately $37.1 million of cash surrender value in all life insurance policies we maintain, net of borrowings.

        For the first six months of fiscal 2003, EBITDA (as defined) totaled $34.4 million (7.6% of revenues), compared to $35.6 million (7.7% of revenues) for the same period in fiscal 2002. We define EBITDA as income from operations before depreciation and amortization, LIFO adjustments, non-recurring charges and certain other non-cash expenses, including post-retirement accruals. EBITDA is provided as an important measure of our ability to service debt and should not be considered in isolation or as a substitute for consolidated results of operations and cash flows data presented in the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

        We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on our credit facility and 9 3/4% senior secured notes prior to their scheduled maturities in fiscal years 2007 and 2012, respectively; however, we anticipate that it will be necessary to replace or to refinance all or a portion of our credit facility and the senior secured notes prior to their respective maturities, although there can be no assurance on what terms, if any, we would be able to obtain such refinancing or additional financing. Our ability to make interest payments on our credit facility and the senior secured notes will be dependent on maintaining the level of performance reflected in the last twelve months, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings.

Critical Accounting Policies

        Management's discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities, although no assurance can be given that actual results will not differ from those estimates and judgments. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory reserves, pension and other postretirement benefits, insurance reserves, incentive compensation, contingencies and income tax accounting. These critical accounting policies, which are fully discussed in our Annual Report on

Form 10-K for the year ended March 31, 2002, have been consistently applied to the consolidated financial statements included herein.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not use financial instruments or enter into hedging transactions for speculative or trading purposes with respect to managing market risks. However, we have used and will continue to evaluate the use of financial instruments to reduce our exposure to higher interest costs during periods of rising interest rates. On May 22, 2002 we terminated a fixed rate interest rate swap agreement covering $95.0 million of our term loan that was repaid in connection with the issuance of $250 million of our 9 3/4% senior secured notes. As of September 27, 2002, we had no other financial instruments. Our exposure to changes in interest rates is not considered significant to our consolidated financial statements in the foreseeable future.

        Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar. Changes in the exchange rate of the Canadian dollar have not and are not expected to have a material impact on our results of operations and cash flows. Due to our product mix and the frequency of our buying and selling activities over normal business cycles, our exposure to changes in commodity prices is not considered material.

Item 4.    CONTROLS AND PROCEDURES

        Within 90 days prior to the filing of this report, an evaluation was carried out by our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, of the effectiveness of disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report was gathered, analyzed and reported or otherwise made known to them in a timely fashion. There have been no significant changes in our internal controls, or in other factors that could significantly affect these controls, subsequent to the date the evaluation was completed; however, management and our audit committee have decided to engage an independent contractor to perform certain internal audit and control procedures that previously have been performed by our employees and by staff of our independent auditor, Ernst & Young LLP. Further information regarding the services to be provided will be furnished after a contract has been signed.

PART II—OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  99.1
  Certification of Financial Reports by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2
  Certification of Financial Reports by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K

    The Company was not required to file a Form 8-K during the six months ended September 27, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY

Date: November 5, 2002	/s/ MAURICE S. NELSON, JR. Maurice S. Nelson, Jr. President, Chief Executive Officer and Chief Operating Officer

Date: November 5, 2002	/s/ WILLIAM S. JOHNSON William S. Johnson Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATION OF FINANCIAL REPORTS
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Maurice S. Nelson, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of EARLE M. JORGENSEN COMPANY ("EMJ");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of EMJ as of, and for, the periods presented in this quarterly report;

4.
EMJ's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for EMJ and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of EMJ's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
EMJ's other certifying officer and I have disclosed, based on our most recent evaluation, to EMJ's auditors and the audit committee of EMJ's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect EMJ's ability to record, process, summarize and report financial data and have identified for EMJ's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in EMJ's internal controls; and

6.
EMJ's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/ MAURICE S. NELSON, JR. Maurice S. Nelson, Jr. President, Chief Executive Officer and Chief Operating Officer

CERTIFICATION OF FINANCIAL REPORTS
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William S. Johnson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of EARLE M. JORGENSEN COMPANY ("EMJ");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
EMJ's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of EMJ's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
EMJ's other certifying officer and I have disclosed, based on our most recent evaluation, to EMJ's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect EMJ's ability to record, process, summarize and report financial data and have identified for EMJ's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in EMJ's internal controls; and

6.
EMJ's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/ WILLIAM S. JOHNSON William S. Johnson Vice President, Chief Financial Officer and Secretary

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES