Form 10-Q
period 2002-12-31
JORGENSEN EARLE M CO /DE/
filed 2003-02-07
CIK 54003

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended December 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☐

        State the aggregate market value of the voting stock held by non-affiliates of the registrant.    None

        Outstanding common stock, par value $.01 per share, at January 31, 2003 — 128 shares

EARLE M. JORGENSEN COMPANY
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EARLE M. JORGENSEN COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$9,877	$21,300
Accounts receivable, less allowance for doubtful accounts of $910 and $452 at December 31, 2002 and March 31, 2002, respectively	92,691	89,279
Inventories	225,080	186,868
Other current assets	7,054	4,899

Total current assets	334,702	302,346

Property, plant and equipment, net of accumulated depreciation of $78,709 and $71,852 at December 31, 2002 and March 31, 2002, respectively	113,684	111,243
Net cash surrender value of life insurance policies	25,543	27,625
Debt issue costs, net of accumulated amortization	8,430	1,810
Other assets	971	974

Total assets	$483,330	$443,998

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$112,058	$88,484
Accrued employee compensation and related taxes	10,269	9,874
Accrued employee benefits	10,305	11,533
Accrued interest	5,699	8,079
Other accrued liabilities	5,022	6,751
Deferred income taxes	19,013	19,094
Current portion of long-term debt	3,983	3,595

Total current liabilities	166,349	147,410

Long term debt	345,461	289,300
Deferred income taxes	16,373	16,292
Other long-term liabilities	4,133	6,782
Stockholder's equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized;128 shares issued and outstanding	—	—
Capital in excess of par value	40,259	70,871
Accumulated other comprehensive loss	(1,819)	(4,859)
Accumulated deficit	(87,426)	(81,798)

Total stockholder's deficit	(48,986)	(15,786)

Total liabilities and stockholder's equity	$483,330	$443,998

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(Unaudited)		(Unaudited)
Revenues	$223,573	$208,076	$673,936	$670,467
Cost of sales	159,854	149,760	483,340	479,347

Gross profit	63,719	58,316	190,596	191,120
Expenses:
Warehouse and delivery	31,959	30,275	93,883	94,212
Selling	7,818	7,460	23,811	23,986
General and administrative	10,126	11,899	30,580	34,433

Total expenses	49,903	49,634	148,274	152,631

Income from operations	13,816	8,682	42,322	38,489
Interest expense, net	12,529	10,184	35,086	31,778

Income (loss) before excise tax, income taxes and extraordinary item	1,287	(1,502)	7,236	6,711
Excise tax imposed under IRS settlement agreement	—	—	—	1,919

Income (loss) before income taxes and extraordinary item	1,287	(1,502)	7,236	4,792
Income tax expense (benefit)	134	(76)	586	410

Net income (loss) before extraordinary item	1,153	(1,426)	6,650	4,382
Extraordinary item — loss on early retirement of debt	—	—	12,278	—

Net income (loss)	1,153	(1,426)	(5,628)	4,382
Other comprehensive income (loss), net of income taxes	24	(99)	115	(4,399)

Comprehensive income (loss)	$1,177	$(1,525)	$(5,513)	$(17)

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	December 31, 2002	December 31, 2001
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(5,628)	$4,382
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Extraordinary item — loss on early retirement of debt	12,278	—
Depreciation and amortization	8,522	8,610
Amortization of debt issue costs	1,083	1,111
Accrued postretirement benefits	378	186
Deferred income taxes	—	397
Gain on sale of property, plant and equipment	(314)	(33)
Provision for bad debts	2,003	1,793
Increase in cash surrender value of life insurance over premiums paid	2,597	1,911
Changes in operating assets and liabilities:
Accounts receivable	(5,415)	15,888
Inventories	(38,212)	4,951
Other current assets	(1,236)	518
Accounts payable and accrued liabilities and expenses	18,632	(48,846)
Non-trade receivable	(919)	1,058
Other	312	(609)

Net cash used in operating activities	(5,919)	(8,683)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,070)	(19,463)
Proceeds from the sale of property, plant and equipment	2,405	111
Premiums paid on life insurance policies	(1,198)	(1,461)
Proceeds from redemption of life insurance policies	683	1,124

Net cash used in investing activities	(11,180)	(19,689)

FINANCING ACTIVITIES:
Net borrowings under revolving loan agreements	8,949	34,051
Proceeds from issuance of senior debt	250,000	—
Repayments of term loan and senior debt	(201,000)	—
Payments of debt issue costs	(10,668)	—
Payments made upon early retirement of debt	(9,596)	—
Payments on other debt	(1,400)	(2,150)
Cash dividend to parent	(30,612)	(12,733)

Net cash provided by financing activities	5,673	19,168

Effect of exchange rate changes on cash	3	4

NET DECREASE IN CASH	(11,423)	(9,200)
Cash at beginning of period	21,300	23,758

CASH AT END OF PERIOD	$9,877	$14,558

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 2002

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

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at December 31, 2002 and the consolidated results of operations and comprehensive income and cash flows for the three months and nine months ended December 31, 2002 and December 31, 2001. The consolidated results of operations and comprehensive income for the nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

        Certain prior year amounts have been reclassified to conform with the current year presentation.

2.
Other Comprehensive Income

        Other comprehensive income included foreign currency translation income (loss) of 24,000 and $(99,000) for the three months ended December 31, 2002 and 2001, respectively, and $115,000 and $(113,000) for the nine months ended December 31, 2002 and 2001, respectively. In addition, the nine months ended December 31, 2001 included a loss of $(4,286,000) relating to the changes in the fair value of the Company's interest rate swap agreement. In May 2002, the Company terminated its interest rate swap agreement in connection with the prepayment of its term loan (see Note 3 below).

3.
Extraordinary Item

        On May 22, 2002, the Company completed a private offering under Rule 144A of $250 million of 9 3/4% Senior Secured Notes due 2012, Series A. The proceeds of the transaction were used by the Company to (i) redeem $105 million in aggregate principal amount of its outstanding 9 1/2% senior notes, plus call premium and accrued interest, (ii) prepay $96 million of its term loan plus accrued interest, (iii) terminate its interest rate swap agreement, and (iv) pay a dividend to Holding in the amount of $25 million to be used by Holding to repay or repurchase a portion of its senior indebtedness (the "Holding Notes") and/or capital stock. The Holding Notes are owned by an affiliate of Kelso & Company, Holding's largest shareholder.

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

4.
Impact of Recently Issued Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4, which are effective for fiscal years beginning after May 15, 2002, require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented be reclassified if it does not meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is in the process of assessing the effect of adopting SFAS No. 145.

5.
Subsequent Event

        On January 27, 2003, the Company signed a settlement agreement with the Department of Labor (the "DOL") in connection with their lawsuit brought against the Company on March 8, 2002 (refer to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 for further information). The key provisions of the agreement are as follows: (i) the Company is not required to make any monetary payments under the agreement at this time; (ii) the Company is prohibited to make further common stock contributions to the stock bonus plan; (iii) the Company will continue to obtain annual appraisals of its stock using methodology consistent with prior appraisals, and use that appraised value as the purchase price for repurchases of common stock as it has done in the past, and; (iv) if the annual appraisal of the Company's common stock is less than $4.25 per share, the Company shall pay a floor price of $4.25 per share in connection with the repurchase of common stock from departing employees for shares that were originally contributed to the stock bonus plan for the plan years 1994 through 2000.

        If the floor price is paid in connection with the repurchase of common stock from departing employees, the agreement also allows the DOL to assess the Company a penalty equal to 20% of the amount calculated by multiplying the difference between the appraised value and the floor price by the number of shares repurchased at the floor price.

        The Company does not believe the settlement will have a material impact on its financial condition or future results of operations, and believes payments under the settlement, if any, will most likely be paid in immaterial amounts which will be spread over many years.

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

        Our tonnage shipped during the third quarter of fiscal 2003 was relatively strong and comparable with the past several quarters due to increasing demand and from success in gaining market share, particularly in Canada. We believe we are gaining market share through our core products strategies and excellent customer service, and from the recent completion of the first phase of the expansion and automation of our Chicago facility in July 2002.

        However, we continue to be challenged to further increase our market share due to competitive forces and overall weak demand in the United States for our core products and services sold to customers in key industries we serve. We are confident that our well-balanced inventories, valued-added capabilities, aggressive marketing and unequaled customer service have and will continue to differentiate us in the marketplace and will position us to outperform the industry when an economic recovery occurs or as general economic conditions improve.

        The following table provides a percentage breakdown of tonnage sold to key industries for the three and nine months ended December 31, 2002 and 2001:

	Three Months		Nine Months
	Ended December 31,
	2002	2001	2002	2001
Machine Tools	27.5%	26.9%	27.5%	27.2%
Industrial Equipment	8.5	9.9	8.7	9.6
Transportation	8.5	8.2	8.6	8.9
Construction/Farm Equipment	7.7	8.2	7.7	8.4
Metal Service Centers & Wholesale Trade	6.9	6.6	6.7	6.5
Fabricated Metal	6.1	6.1	6.4	6.4
Screw Machine Products	5.7	5.1	5.8	5.1
Fluid Power	3.9	4.3	4.0	4.1
Oil, Gas & Energy	3.8	4.1	3.7	4.5
Power Transmission Equipment	2.8	2.7	2.7	2.7
Primary Metal, Mills, Forgings	2.4	2.4	2.3	2.3
Printing and Paper Equipment	1.4	1.2	1.2	1.2
All Other Industries	14.8	14.3	14.7	13.1
Total	100.0%	100.0%	100.0%	100.0%

        We continue to focus on improving business processes and reducing costs and believe our results reflect the benefits realized from improved productivity and from our ability to maintain cost structures that are aligned with the prevailing levels of business. Our operating margin for the first nine months of fiscal 2003 was 6.3%, compared to 5.7% for the same period in fiscal 2002. As of December 31, 2002, our total number of employees was 1,684, compared to 1,725 as of March 31, 2002 and 1,739 as of December 31, 2001.

Results of Operations—Three Months Ended December 31, 2002 Compared To Three Months Ended December 31, 2001

        Revenues.    Revenues for the third quarter of fiscal 2003 increased 7.4% to $223.6 million, from $208.1 million for the same period in fiscal 2002. Revenues from our domestic operations increased 6.0% to $210.0 million in the third quarter of fiscal 2003, from $198.1 million for the same period in fiscal 2002 reflecting a 7% increase in tonnage shipped attributable to better market penetration and stronger demand for product sold to customers in certain key industries we serve, including machine tools, transportation, metal fabrication and wholesale, power transmission equipment and medical equipment. Average selling prices decreased 1% when compared to the third quarter of fiscal 2002. Revenues from our Canadian operations increased 36.0% to $13.6 million in the third quarter of fiscal 2003 from $10.0 million in the same period in fiscal 2002, due to stronger economic conditions and better market penetration, caused in part from recently expanded facilities.

        Gross Profit.    Gross profit for the third quarter of fiscal 2003 increased 9.3% to $63.7 million, from $58.3 million for the same period in fiscal 2002, while consolidated gross margins were 28.5% and 28.0%, respectively. Gross profit for the third quarter of fiscal 2003 included a LIFO credit of $0.7 million versus no LIFO adjustment recorded in the third quarter of fiscal 2002. Gross profit from our Canadian operations was $2.9 million and gross margin was 21.3% during the third quarter of fiscal 2003, compared to $2.1 million and 21.0%, respectively, for the same period in fiscal 2002. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.6% for the third quarter of fiscal 2003 versus 28.4% for the same period in fiscal 2002.

        Expenses.    Total operating expenses for the third quarter of fiscal 2003 increased 0.6% to $49.9 million (22.3% of revenues), from $49.6 million (23.8% of revenues) for the same period in fiscal 2002. The increase in operating expenses includes transitional costs and expenses attributable to the expansion and automation of our Chicago facility, which became operational in July 2002 and generally reflects the impact on variable expenses from changes in tonnage shipped. These additional costs and expenses more than offset ongoing cost reduction initiatives and productivity improvements.

        Warehouse and delivery expenses for the third quarter of fiscal 2003 increased 5.6% to $32.0 million (14.3% of revenues), from $30.3 million (14.6% of revenues) for the same period in fiscal 2002. The increase resulted primarily from higher occupancy, lease and related transitional costs and expenses associated with the expansion and automation of our Chicago facility, higher equipment maintenance costs and depreciation, increased insurance costs, and increased packaging and freight expenses resulting from higher tonnage shipped.

        Selling expenses for the third quarter of fiscal 2003 increased 4.0% to $7.8 million (3.5% of revenues), from $7.5 million (3.6% of revenues) for the same period in fiscal 2002. The increase resulted from higher accruals for incentive compensation.

        General and administrative expenses for the third quarter of fiscal 2003 decreased 12.2% to $10.1 million (4.5% of revenues), from $11.5 million (5.5% of revenues), excluding non-recurring charges, for the same period in fiscal 2002. The decrease resulted from higher income recognized in connection with our life insurance policies and lower relocation and professional services expenses, offset by higher bad debt expense. Non-recurring charges of $0.4 million included in the third quarter of fiscal 2002 were associated with headcount reductions and costs incurred in connection with facility consolidations.

        Net Interest Expense.    Net interest expense was $12.5 million during the third quarter of fiscal 2003 and $10.2 million during the same period in fiscal 2002. Such amounts include interest related to our long-term debt and borrowings against the cash surrender value of certain life insurance policies we maintain, and the amortization of debt issue costs.

        Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $7.8 million for the third quarter of fiscal 2003, compared to $6.2 million for the same period in fiscal 2002. The increase in interest expense is the result of the larger principal amount and higher interest rate on our existing 9 3/4% senior secured notes as compared to our 9 1/2% senior notes and term loan which were redeemed and repaid in the first quarter of fiscal 2003. Our average outstanding indebtedness during the third quarter of fiscal 2003 was $356.1 million, compared to $311.2 million for the same period in fiscal 2002. The increase in average outstanding indebtedness was due to the issuance of $250 million of our 9 3/4% senior secured notes on May 22, 2002 to redeem and repay aggregate indebtedness of $201 million represented by our 9 1/2% senior notes and term loan. The weighted average interest rate on our indebtedness was 7.95% during the third quarter of fiscal 2003 versus 6.47% during the same period in fiscal 2002. During the three months ended December 31, 2002 and December 31, 2001, borrowings under our credit facility averaged $98.5 million and $99.8 million, and the average interest rate on such borrowings was 4.56% and 4.42%, respectively.

        Interest expense associated with borrowings against the cash surrender value of certain life insurance policies we maintain was $4.7 million during the third quarter of fiscal 2003, compared to $4.0 million for the same period in fiscal 2002.

        The interest rates on our existing senior secured notes and on the borrowings under the life insurance policies are fixed at 9.75% and 11.76%, respectively. The interest rate on our credit facility is floating (4.10% as of December 31, 2002).

        Included in the third quarter of fiscal 2002 was $0.6 million paid to Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) pursuant to our interest rate swap agreement covering a notional amount of $95.0 million under our term loan. Because the interest rate swap agreement was terminated in May 2002 in connection with the prepayment of the term loan as part of our senior debt offering, no quarterly settlements were required in fiscal 2003.

        Income Taxes.    Income tax expense for the third quarter of fiscal 2003 and 2002 included provisions for state franchise and foreign income taxes. Federal tax provisions for the third quarter of fiscal 2003 and 2002 were offset by recognition of tax benefits associated with our loss carryforwards.

Results of Operations—Nine Months Ended December 31, 2002 Compared To Nine Months Ended December 31, 2001

        Revenues.    Revenues for the first nine months of fiscal 2003 increased 0.5% to $673.9 million, from $670.5 million for the same period in fiscal 2002. Revenues from our domestic operations decreased 0.5% to $635.4 million in the first nine months of fiscal 2003, from $638.3 million for the same period in fiscal 2002. The decline in domestic revenues reflects lower average selling prices offset by a 1% increase in tonnage shipped attributable to stronger demand for our product sold to customers in certain key industries we serve, including machine tools, metal fabrication and wholesale, power transmission equipment and medical equipment. Revenues from our Canadian operations increased 19.9% to $38.5 million in the first nine months of fiscal 2003 from $32.1 million in the same period in fiscal 2002, due to stronger economic conditions and better market penetration, caused in part from recently expanded facilities.

        Gross Profit.    Gross profit for the first nine months of fiscal 2003 decreased 0.3% to $190.6 million, from $191.1 million for the same period in fiscal 2002, while consolidated gross margins were 28.3% and 28.5%, respectively. Gross profit for the first nine months of fiscal 2003 and fiscal 2002 included LIFO credit adjustments of $0.7 million and $1.3 million, respectively. Gross profit from our Canadian operations was $8.2 million and gross margin was 21.3% during the first nine months of fiscal 2003, compared to $7.0 million and 21.8%, respectively, for the same period in fiscal 2002. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.6% for the first nine months of fiscal 2003 and fiscal 2002.

        Expenses.    Total operating expenses for the first nine months of fiscal 2003 decreased 2.8% to $148.3 million (22.0% of revenues), from $152.6 million (22.8% of revenues) for the same period in fiscal 2002. Excluding non-recurring charges of $1.6 million included in the fiscal 2002 period associated with headcount reductions and costs incurred in connection with facility consolidations, operating expenses for the first nine months of fiscal 2003 decreased 1.8%. Such decrease resulted from ongoing cost reduction initiatives and productivity improvements, offset by certain transitional costs and expenses attributable to the expansion and automation of our Chicago facility, which became operational in July 2002, and the impact on variable expenses from changes in tonnage shipped.

        Warehouse and delivery expenses for the first nine months of fiscal 2003 decreased 0.3% to $93.9 million (13.9% of revenues), from $94.2 million (14.0% of revenues) for the same period in fiscal 2002. The decrease resulted primarily from lower compensation and vehicle expenses, offset by higher depreciation, property tax accruals and insurance costs, and increased equipment lease and maintenance expenses. Some of the increase in these costs and expenses is attributable to the expansion and automation of our Chicago facility, which became operational in July 2002. As of December 31, 2002, 1,024 employees were involved in warehouse and delivery activities, compared to 1,067 as of December 31, 2001.

        Selling expenses for the first nine months of fiscal 2003 decreased 0.8% to $23.8 million (3.5% of revenues), from $24.0 million (3.6% of revenues) for the same period in fiscal 2002. The decrease resulted from lower travel and entertainment expenses.

        General and administrative expenses for the first nine months of fiscal 2003 decreased 6.7% to $30.6 million (4.5% of revenues) from $32.8 million (4.9% of revenues), excluding non-recurring charges, for the same period in fiscal 2002. The decrease resulted from lower professional services and relocation expenses, and higher income recognized in connection with our life insurance policies, partially offset by higher accruals for incentive compensation, and increased insurance costs and bad debt expenses. Non-recurring charges of $1.6 million included in the fiscal 2002 period were associated with headcount reductions and costs incurred in connection with facility consolidations.

        Net Interest Expense.    Net interest expense was $35.1 million during the first nine months of fiscal 2003 and $31.8 million during the same period in fiscal 2002. Such amounts include interest related to our long-term debt and borrowings against the cash surrender value of certain life insurance policies we maintain, and the amortization of debt issue costs.

        Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $21.7 million for the first nine months of fiscal 2003, compared to $20.0 million for the same period in fiscal 2002. The increase in interest expense is the result of the larger principal amount and higher interest rate on our existing 9 3/4% senior secured notes as compared to our 9 1/2% senior notes and term loan which were redeemed and repaid in the first nine months of fiscal 2003. Our average outstanding indebtedness during the first nine months of fiscal 2003 was $353.3 million, compared to $309.9 million for the same period in fiscal 2002. The increase in average outstanding indebtedness was due to the issuance of $250 million of our 9 3/4% senior secured notes on May 22, 2002 to redeem and repay aggregate indebtedness of $201 million represented by our 9 1/2% senior notes and term loan. The weighted average interest rate on our indebtedness was 7.99% during the first nine months of fiscal 2003 versus 7.38% during the same period in fiscal 2002. During the nine months ended December 31, 2002 and December 31, 2001, borrowings under our credit facility averaged $93.7 million and $98.2 million, and the average interest rate on such borrowings was 4.84% and 5.62%, respectively.

        Interest expense associated with borrowings against the cash surrender value of certain life insurance policies we maintain was $13.4 million during the first nine months of 2003, compared to $11.7 million for the same period in fiscal 2002.

        The interest rates on our existing senior secured notes and on the borrowings under the life insurance policies are fixed at 9.75% and 11.76%, respectively. The interest rate on our credit facility is floating (4.10% as of December 31, 2002).

        Included in the first nine months of fiscal 2002 was $1.3 million paid to Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) pursuant to our interest rate swap agreement covering a notional amount of $95.0 million under our term loan. Because the interest rate swap agreement was terminated in May 2002 in connection with the prepayment of the term loan as part of our senior debt offering, no quarterly settlements were required in fiscal 2003.

        Income Taxes.    Income tax expense for the first nine months of fiscal 2003 and 2002 included provisions for state franchise and foreign income taxes. Federal tax provisions for the first nine months of fiscal 2003 and 2002 were offset by recognition of tax benefits associated with our loss carryforwards.

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

        Working capital increased to $168.4 million at December 31, 2002 from $154.9 million at March 31, 2002, primarily as the result of higher inventories. During the first nine months of fiscal 2003 our primary source of cash consisted of borrowings under our credit facility, $8.9 million. Our primary uses of cash included capital expenditures, $13.1 million, dividends to Holding in connection with the required repurchase of its capital stock from departing stockholders, $5.6 million, and funding operating actvities, $5.9 million.

        Cash used in operating activities was $5.9 million in the first nine months of fiscal 2003, compared to $8.7 million in the same period of fiscal 2002. The change was primarily attributable to timing of payments to vendors relative to changes in working capital assets during the respective periods.

        For fiscal 2003, we have planned approximately $15.8 million of capital expenditures to be financed from internally generated funds and borrowings under our credit facility. Approximately $14.4 million is for facility expansions and improvements (including a commitment of $11.8 million to substantially complete the expansion and automation of our facility in Chicago) and routine replacement of machinery and equipment, and $1.4 million is for further additions to our management information systems. During the first nine months of fiscal 2003, we spent $13.1 million for planned capital expenditures, including $11.0 million for the Chicago project, the first phase of which became operational in July 2002.

        Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our credit facility, interest payments on our senior secured notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding's Stockholders' Agreement and our stock bonus plan, capital expenditures and principal and interest payments on our industrial revenue bonds. As of December 31, 2002, principal payments required by our outstanding industrial revenue bond indebtedness amount to $1.4 million in fiscal year 2004, $2.1 million in fiscal year 2005, $1.2 million in fiscal year 2006, $0.7 million in fiscal years 2007 and 2008, and $1.5 million in the aggregate thereafter through fiscal year 2011. We will not be required to make any principal payments on our senior secured notes until their maturity in fiscal year 2012. Our credit facility will mature in fiscal year 2007. As of December 31, 2002, we were in compliance with all covenants under our credit facility and senior secured notes. Although compliance with such covenants in the future is largely dependent on our future performance and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

        As of December 31, 2002, our primary sources of liquidity were available borrowings of $81.4 million under our credit facility, available borrowings of approximately $3.1 million against certain life insurance policies we maintain and internally generated funds. Borrowings under our credit facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets. Our 9 3/4% senior secured notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies, are non- recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies. For the first nine months of fiscal 2003, dividend income earned under the policies totaled $12.2 million, compared to $9.3 million for the same period in fiscal year 2002 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of December 31, 2002, there was approximately $25.5 million of cash surrender value in all life insurance policies we maintain, net of borrowings.

        For the third quarter and first nine months of fiscal 2003, EBITDA (as defined) totaled $16.2 million (7.2% of revenues) and $50.6 million (7.5% of revenues), respectively, compared to $11.9 million (5.7% of revenues) and $47.6 million (7.1% of revenues) for the same periods in fiscal 2002. We define EBITDA as income from operations before depreciation and amortization, LIFO adjustments, non-recurring charges and certain other non-cash expenses, including post-retirement accruals. EBITDA is provided as an important measure of our ability to service debt and should not be considered in isolation or as a substitute for consolidated results of operations and cash flows data presented in the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not use financial instruments or enter into hedging transactions for speculative or trading purposes with respect to managing market risks. However, we have used and will continue to evaluate the use of financial instruments to reduce our exposure to higher interest costs during periods of rising interest rates. On May 22, 2002 we terminated a fixed rate interest rate swap agreement covering $95.0 million of our term loan that was repaid in connection with the issuance of $250 million of our 9 3/4% senior secured notes. As of December 31, 2002, we had no other financial instruments. Our exposure to changes in interest rates is not considered significant to our consolidated financial statements in the foreseeable future.

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

Item 4. CONTROLS AND PROCEDURES

        Within 90 days prior to the filing of this report, an evaluation was carried out by our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, of the effectiveness of disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report was gathered, analyzed and reported or otherwise made known to them in a timely fashion. There have been no significant changes in our internal controls, or in other factors that could significantly affect these controls, subsequent to the date the evaluation was completed; however, management and our audit committee have engaged an independent contractor to perform certain internal audit and control procedures that previously have been performed by our employees.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On January 27, 2003, we signed a settlement agreement with the Department of Labor (the "DOL") in connection with their lawsuit brought against the Company on March 8, 2002 (refer to our Annual Report on Form 10-K for the year ended March 31, 2002 for further information). The key provisions of the agreement are as follows: (i) we are not required to make any monetary payments under the agreement at this time; (ii) we are prohibited to make further common stock contributions to the stock bonus plan; (iii) we will continue to obtain annual appraisals of our stock using methodology consistent with prior appraisals, and use that appraised value as the purchase price for repurchases of common stock as we have done in the past, and; (iv) if the annual appraisal of our common stock is less than $4.25 per share, we shall pay a floor price of $4.25 per share in connection with the repurchase of common stock from departing employees for shares that were originally contributed to the stock bonus plan for the plan years 1994 through 2000.

        If we pay the floor price in connection with the repurchase of common stock from departing employees, the agreement also allows the DOL to assess the Company a penalty equal to 20% of the amount calculated by multiplying the difference between the appraised value and the floor price by the number of shares repurchased at the floor price.

        We do not believe the settlement will have a material impact on our financial condition or future results of operations, and we believe payments under the settlement, if any, will most likely be paid in immaterial amounts which will be spread over many years.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

10.57	Earle M. Jorgensen Company Employee Stock Ownership Plan, as amended and restated effective as of April 1, 2001.
10.58	First Amendment to the Earle M. Jorgensen Company Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of January 15, 2002.
10.59	Second Amendment to the Earle M. Jorgensen Company Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of April 1, 2001.
10.60	Third Amendment to the Earle M. Jorgensen Company Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of January 1, 2002.
10.61	Amendment 2002-1 to the Earle M. Jorgensen Hourly Employees Pension Plan, effective as of January 1, 2002.
10.62	Amendment 2002-1 to the Earle M. Jorgensen Company Employee Capital Accumulation Plan, effective as of April 1, 2002.
99.1	Certification of Financial Reports by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Financial Reports by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        The Company was not required to file a Form 8-K during the nine months ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY
Date: February 7, 2003	/s/ MAURICE S. NELSON, JR. President, Chief Executive Officer and Chief Operating Officer
Date: February 7, 2003	/s/ WILLIAM S. JOHNSON William S. Johnson Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

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

Date: February 7, 2003

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

Date: February 7, 2003

/s/ WILLIAM S. JOHNSON William S. Johnson Vice President, Chief Financial Officer and Secretary

QuickLinks

EARLE M. JORGENSEN COMPANY TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
EARLE M. JORGENSEN COMPANY CONSOLIDATED CONDENSED BALANCE SHEETS (Dollars in thousands, except per share data)
EARLE M. JORGENSEN COMPANY CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Dollars in thousands)
EARLE M. JORGENSEN COMPANY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Dollars in thousands)
EARLE M. JORGENSEN COMPANY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) DECEMBER 31, 2002
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF FINANCIAL REPORTS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF FINANCIAL REPORTS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002