Form 10-K
period 2003-03-31
JORGENSEN EARLE M CO /DE/
filed 2003-06-25
CIK 54003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7537

EARLE M. JORGENSEN COMPANY
(Exact name of registrant as specified in its charter)

Delaware	95-0886610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 East Birch Street, Brea, California	92821
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (714) 579-8823

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant.  None

The number of shares outstanding of the registrant’s common stock, par value $.01 per share as of May 30, 2003 was 128 shares.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K includes both historical and forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” “will,” “should,” and similar expressions, we do so to identify forward-looking statements. Such statements are intended to operate as “forward looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

While we always intend to express our best judgment when we make statements about what we believe will occur in the, future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. Forward looking statements are subject to many uncertainties and other variable circumstances, many of which are outside of our control, that could cause our actual results and experience to differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things.

•                  cyclical changes in market supply and demand for steel; general economic conditions; U.S. or foreign trade policy affecting steel imports or exports; and governmental monetary or fiscal policy in the U.S. and other major international economies;

•                  since the beginning of the recession in 2001, key industries we serve have experienced decreased demand for their products, adversely affecting our ability to increase or maintain sales; we do not expect significant improvement in the general economy or the industries we serve in fiscal 2004;

•                  availability and pricing of products we sell are influenced by factors beyond our control, including general economic conditions, bankruptcies or consolidation of primary metal producers, governmental trade restrictions or tariffs on metal products and competition, and may result in volatility in the supply and/or pricing of metal products, our market share and/or gross margins;

•                  risks and uncertainties involving new processes or new technologies, such as the improvements of our information management system and the expansion and automation of our Chicago facility by installing the Kasto system;

•                  our ability to implement customer selling price increases in response to higher metal costs;

•                  the occurrence of unanticipated equipment failures and plant outages or incurrence of extraordinary operating expenses;

•                  actions by our domestic and foreign competitors, including the addition or reduction of production capacity, or loss of business from one or more of our major customers or end-users;

•                  labor unrest, work stoppages and/or strikes involving our own workforce, those of our important suppliers or customers, or those affecting the steel industry in general;

•                  the effect of the elements upon our production or upon the production or needs of our important suppliers or customers; our achievement of management’s business plans;

•                  pending, anticipated private or governmental liability claims or litigation, or the impact of any adverse outcome of any currently pending or future litigation on the adequacy of our reserves, the availability or adequacy of our insurance coverage, our financial well-being or our business and assets;

•                  changes in interest rates or other borrowing costs, or the effect of existing loan covenants or restrictions upon the cost or availability of credit to fund operations or take advantage of other business opportunities;

•                  foreign currency exchange rates could change, affecting the price we pay for certain metals and the results of our foreign operations; and

•                  changes in environmental legislation and environmental conditions.

You should be aware that any forward-looking statement made by us in this report, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.  In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur.

PART I

Item 1.          BUSINESS

We were formed on May 3, 1990, when affiliates of Kelso & Companies Inc. acquired control of and combined two leading metals distributors, Earle M. Jorgensen Company, the “Company” or “EMJ”  (founded in 1921) and Kilsby-Roberts Holding Co. (successor to C.A. Roberts Company, founded in 1915).  In connection with this combination, we became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. , or “Holding”.

We are one of the largest independent distributors of metal products in North America, providing value-added metals processing services and distributing over 25,000 different metals products. We have been distributing metals products for over 80 years and we believe we are the leading distributor of bar and tubing products in North America. We have over 35,000 customers engaged in a wide variety of industries, including machine tools, transportation, industrial equipment, fabricated metal, oil, gas and energy, construction and farm equipment and aerospace. None of our customers represent more than 2% of our gross revenues.

In addition to offering a broad range of metals products, we serve our customers by providing metals processing expertise and inventory management services, as well as what we believe is a unique on-time product delivery guaranty.  We process nearly all of the metals products we sell by cutting to length, burning, sawing, honing, shearing, grinding, polishing, or performing other similar services on them, all to customer specifications. During fiscal 2003, we handled approximately 7,500 sales transactions per business day, at an average of $490 per transaction.

We operate in one reportable segment—the metals service center industry—through a network of 35 service and processing centers strategically located throughout North America, including three service centers in Canada.  For the fiscal year ended March 31, 2003, we generated revenues of $919.9 million and reported net income and EBITDA (as defined – see “Item 6. Selected Financial Data”) of $2.4 million and $62.5 million, respectively.

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

We believe that the metals service center industry will continue to increase its role as a valuable intermediary between primary metals producers and end users, principally as a result of (i) the metals producers’ efforts to increase sales to larger volume purchasers in order to increase production efficiency and (ii) increased demand by end users for value-added services in order to reduce their costs and capital expenditures associated with the production process.

The metals service center industry is highly fragmented, consisting of a large number of small companies, which are limited as to product line, size of inventory and customers located within a specific geographic area, and a few relatively large companies. Nevertheless, based on 2002 data, approximately $25.7 billion of sales in the industry were controlled by the 50 largest metals service centers in North America. The industry includes both general-line distributors, like us, that handle a wide range of metals products, and specialty distributors, which specialize in particular categories of metals products. Geographic coverage by metals service centers is influenced by their national, regional and local representation. Generally, the metals service center industry competes on price and the ability to provide customers with value-added services such as product selection and availability, timely and reliable delivery, quality and processing capability.

The larger and more established companies, like EMJ, have certain advantages over smaller companies, such as obtaining higher discounts associated with large volume purchases, the ability to service customers with operations in multiple locations, the use of more sophisticated information systems, and the availability of sufficient working capital to expand product lines, facilities and/or processing capabilities.

Competitive Strengths

We believe that the following factors contribute to our success in the metals service center industry:

Superior Service, Product Selection, and Quality.    Over the last several years, we have implemented a program for our customers in which we guaranty on-time delivery of our products or they are free. This program, which we believe is unique among major distributors in North America, has been very successful, with on-time performance of over 99% since its inception in 1999. We have been able to successfully offer this service because of the combination of our leading inventory management information systems technology, broad network of service and processing centers, and extensive inventory of core products, including one of the broadest lines of bar and tubing products in North America. In addition to our on-time guaranty and our broad product offering, we are a recognized leader in the metals service center industry with an excellent reputation for quality and service built over our 80 years in operation.  We have received numerous quality and service awards from our customers and have consistently demonstrated our commitment to improve our business in order to better satisfy our customers needs, including being among the first in our industry to receive ISO 9002 and QS 9000 certifications and in providing electronic commerce capabilities.

Industry Leading Information Systems.    Our industry leading proprietary management information systems enable us to assess business conditions, monitor operating results, track and allocate inventory among different locations, optimize purchasing and improve customer service through better order and product reference data. The ability to track our inventory system-wide on a real-time basis through our systems allows our salespeople to integrate ordering and scheduling, which enables us to meet our on-time delivery guaranty.  Our proprietary systems have been and will continue to be upgraded,  developed and implemented to improve efficiencies and customer service.

Broad Network of Strategically Located Facilities and Diverse Customer Base.    Our service centers are strategically located throughout North America, generally within one day’s delivery time to almost all U.S. manufacturing centers. Our broad service network gives us the ability to provide services to national customers with multiple locations. We serve more than 35,000 customers across a broad range of industries with no single customer accounting for more than 2% of our gross revenues. Our largest ten customers represented approximately 10% of our revenues in fiscal 2003, and the average length of these customer relationships was approximately 13 years.

Technology Driven Process Improvements.    We have developed warehouse automation tools to streamline order filling and maximize employee productivity and have invested significantly in automated inventory storage and retrieval systems (“Kasto” systems) in our Kansas City and Chicago facilities.  We believe that these tools and systems have and will continue to reduce our material handling and processing costs, substantially increase order fill rates, and provide us with a significant competitive advantage.  For example, as the result of installing the Kasto system in Kansas City, we added 20% more inventory storage capacity while using 41% less floor space and reduced headcount approximately 18% to 78 in fiscal 2003 from 95 in fiscal year end 1998.  In Chicago, we have already realized benefits from the nearly completed installation of several Kasto systems as part of a 130,400 sq. ft. expansion to our existing 473,300 sq. ft. depot.  When fully operational by September 2003, these Kasto systems will enable the Chicago facility to process and ship more than 4,000 inventory line items per day, compared to its capacity of about 2,200 inventory line items per day prior to such installation, while significantly reducing labor costs.

Experienced Management with Significant Equity Ownership.    Our senior management team has an average of 28 years of industry experience. Our chief executive officer, Maurice S. Nelson, has spent over 41 years in the metals industry with us and at Inland Steel Company and Alcoa. Mr. Nelson was named the Service Center Executive of the Year for 2001 by Metal Center News and served as chairman of the Metal Service Center Institute during the 2002 – 2003 year.  Our employees directly, and indirectly through our stock bonus and stock option plans, beneficially own in the aggregate approximately 25.6% (28.5% on a fully-diluted basis) of the outstanding common stock of Holding (the ‘‘Holding Common Stock”) as of March 31, 2003.

Operating and Growth Strategy

Our primary business goals are to increase market share, expand services to customers and to improve operating profits and cash flows. Our growth and operating strategies consist of the following elements:

Focus on Value-Added Products and Services to Increase Market Share and Gross Margins.  We believe our commitment to provide on-time delivery service will continue to differentiate us and our service capabilities from others in the industry who generally offer only “best efforts” delivery service, which customers find less reliable. We intend to continue to use this competitive advantage to increase our market share. In addition, we seek to increase our gross margins and grow our market share by combining sales from inventory with value-added services such as inventory management and pre-production processing activities, including cutting and honing operations. Accordingly, we will focus on increasing our efficiencies and capacities in these value-added operations and in aggressively marketing these services.

Leveraging Core Products.  We have historically been a major purchaser and distributor of various “long” products, namely cold finished carbon and alloy bars, mechanical tubing, stainless bars and shapes, aluminum bars, shapes and tubes, and hot-rolled carbon and alloy bars. Our core products are higher margin products than widely available products, such as flat-rolled steel, sheet and rebar. In addition, we believe our purchasing volumes for our core products enable us to achieve the lowest available product acquisition costs for these products among service centers. As a result, we believe we realize higher gross margins than many of our competitors for our core products. We believe we can significantly grow market share and increase profitability by continuing to focus our marketing efforts on our extensive selection of core products and leveraging our procurement advantage. Leveraging our strength in our core products should enable us to establish competitive advantages in all of our local markets as well as allow us to successfully compete for larger national programs with customers.

Maintain Technology Leadership.  We have made and will continue to make investments in technology in order to differentiate our service capabilities from those of our competitors. We will continue to enhance our management information systems by upgrading software and hardware to improve connectivity, stability and reliability of our management information systems and data. These planned improvements include (i) creating a centralized data warehouse to facilitate greater access to transactional information, (ii) developing new electronic commerce tools for customer and  vendor interfaces to offer better compatibility with various systems, (iii) implementing IP Telephony to reduce costs and allow for greater customer service flexibility, and (iv) enhancing our sales and warehouse automation functionality to further improve productivity and efficiency.

Expand Satellite Operations.  We believe a key aspect of serving our customers is having a physical presence in those markets requiring our products and services. Accordingly, we have formalized a strategy to target those geographic areas where we can justify opening a “satellite” location. These locations are managed locally by warehouse and delivery personnel, stock a limited inventory of core products and require minimal initial and maintenance capital expenditures, resulting in a low cost opportunity to serve select markets. Each satellite operation is supported by inventory, inside salespeople and the general management of our larger service center responsible for the satellite’s results of operations.  Since the beginning of fiscal 2000, we have opened five satellites and we are evaluating opening another in fiscal 2004.

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

Carbon steel bar products (hot-rolled and cold-finished) and carbon plate and sheet are used in construction equipment, farm equipment, automotive and truck manufacturing and oil exploration as well as a wide range of other products. Stainless steel bar and plate are used widely in the chemical, petrochemical, and oil refining and biomedical industries where resistance to corrosion is important. Aluminum bar and plate are frequently used in aircraft and aerospace applications where weight is a factor. Different tubing products are appropriate for particular uses based on different characteristics of the tubing materials, including strength, weight, resistance to corrosion and cost. Carbon tubing and pipe are used in general manufacturing. Alloy tubing is used primarily in the manufacturing of oil field equipment and farm equipment. Stainless steel tubing and pipe are used in applications requiring a high resistance to corrosion, such as food processing. Aluminum tubing and pipe are used in applications that put a premium on light-weight (such as aerospace manufacturing).

The percentage of revenues generated from sales of material by product group for the fiscal years ended March 31, 2001, 2002 and 2003 is as follows:.

	Year Ended March 31,
	2001	2002	2003
Bars:
Carbon and Alloy	36.0%	36.6%	37.4%
Stainless	11.4	11.9	11.3
Aluminum	7.8	7.7	7.9
Total	55.2	56.2	56.6

Tubing:
Carbon and Alloy	24.9	24.6	24.6
Stainless	2.9	3.0	2.9
Aluminum	3.4	3.6	3.2
Total	31.2	31.2	30.7

Plate:
Carbon and Alloy	4.0	3.9	3.5
Stainless	2.2	1.5	1.3
Aluminum	2.9	2.3	2.4
Total	9.1	7.7	7.2
Other	4.5	4.9	5.5
	100.0%	100.0%	100.0%

The majority of our procurement activities are handled by a centralized merchandising office in our Chicago facility where specialists in major product lines make the majority of inventory purchases on behalf of our service centers. This merchandising group develops and evaluates the working relationships with high-quality suppliers to ensure availability, quality and timely delivery of product. Because of this centralized coordination and the total volume of purchases we make, we often are a recognized distributor for major metals suppliers and believe that we are able to purchase our core products inventory at the lowest unit cost available in the industry.

The majority of our inventory purchases are made by purchase order, and we have no significant supply contracts with periods in excess of one year. We are not dependent on any single supplier for any product or for a significant portion of our purchases, and in fiscal year 2003 no single supplier represented more than 10% of our total purchases. We purchased less than 15% of our inventory requirements from foreign-based suppliers in fiscal 2003.

In March 2002, the United States enacted tariffs on certain metal products from specified countries under Section 201 of the Trade Act of 1974 to provide protection for the domestic steel industry for a period of three years. Since that time, certain changes, including exemptions of various metal products have been made.  We do not believe that these tariffs materially impacted the availability or pricing of product we sold during fiscal 2003 or will have a significant impact in fiscal 2004.  However, any significant increase in prices of product purchased by us generally would result in higher prices for product we sell to our customers.

Customers and Markets

We provide metal products and value-added metals processing services to over 35,000 customers throughout North America that do business in a wide variety of industries, none of which represents more than 2% of our gross revenues. During fiscal 2003, we processed approximately 7,500 sales transactions per business day generating an average revenue of approximately $490 per transaction.  In addition, sales of material out of our stock inventory (referred to as “stock” sales) represented 90.2%, 89.7% and 90.8% of total revenues generated from material sales for fiscal years 2001, 2002 and 2003, respectively. We believe our ability to support this high proportion of stock sales is critical in growing market share and  maintaining higher gross margins than would otherwise be possible. The balance of revenues represents special customer requirements that we meet by arranging mill-direct sales and by making buy-outs from other distributors of inventory items we do not maintain as stock inventory. Such non-stock sales generally have lower gross margins than stock sales, but provide a valuable customer service.

The following table provides the percentage of tonnage sold to our ten largest key industries for the fiscal years ended March 31, 2001, 2002 and 2003.

	2001	2002	2003
Machine Tools	27.9%	27.4%	27.0%
Industrial Equipment	11.4	9.5	8.7
Transportation	8.3	8.5	8.1
Construction/Farm Equipment	7.9	8.4	7.9
Fabricated Metal	7.0	6.3	6.6
Metal Service Centers & Wholesale Trade	6.1	6.3	6.6
Screw Machine Products	4.5	4.4	6.0
Fluid Power	4.2	4.1	4.7
Oil, Gas & Energy	2.8	4.3	4.2
Power Transmission Equipment	3.0	2.7	3.4
All Other Industries	16.9	18.1	16.8
Total	100.0%	100.0%	100.0%

The majority of our sales originate from individual purchase orders and are not subject to ongoing supply contracts; however, we make some of our sales under contracts that fix the price for up to 12 months. When we enter into a fixed price contract, we enter into a corresponding supply contract with our supplier to cover the commitment to our customer. These corresponding supply contracts substantially reduce the risk of fluctuating prices negatively impacting our margins on these fixed price contracts. Such contracts provide the customer with greater certainty as to timely delivery, price stability and continuity of supply, and sometimes satisfy particular processing or inventory management requirements. Such contracts have resulted in new customer relationships and increased sales volumes, but can have a slightly lower gross margin than our ordinary sales. We believe such contracts, in the aggregate, represented less than 10% of our total revenues in fiscal 2003. In addition, the pricing for most of our sales is set at the time of the sale.

Seasonal fluctuations in our business generally occur in the summer months and in November and December, when many customers’ plants and production levels are impacted by retooling, vacations or holidays. Order backlog is not a significant factor, as orders are generally filled within 24 hours.

Intellectual Property and Licenses

EMJ® is a registered trademark and, along with our name, is a service mark in the U.S. and in other countries where we do or expect to do business. Other service marks, including hallmarks, logos, taglines or mottos used to conduct business are or will be registered as necessary to protect our proprietary rights. We also own our internet domain name, emjmetals.com.  We consider certain information owned by us to be trade secrets, and we take measures to protect the confidentiality and control the disclosure of such information. We believe that these safeguards adequately protect our proprietary rights. While we consider all of our intellectual property rights as a whole to be important, we do not consider any single right to be essential to our operations.

Management Information Systems

Our industry leading proprietary management information systems enable us to assess business conditions, monitor operating results, track and allocate inventory among different locations, optimize purchasing and improve customer service through better order and product reference data. The ability to track our inventory system-wide on a real-time basis through our systems allows our salespeople to integrate ordering and scheduling, which enables us to meet our on-time delivery guaranty.  Our proprietary systems have been and will continue to be upgraded, developed and implemented to improve efficiencies and customer service.

Employees

As of March 31, 2003, EMJ employed 1,674 persons, of whom 1,020 were employed in production or shipping, 359 were employed in sales and 295 served in executive, administrative or district office capacities. Three different unions represented approximately 613 of our employees from 16 locations. Our collective bargaining agreements expire on staggered dates through March 2010. We believe we have a good overall relationship with our employees and do not expect any significant issues to arise in connection with agreements in the near future.

Foreign Operations

Through our wholly-owned subsidiary, Earle M. Jorgensen (Canada) Inc., a Canadian limited liability company, we operate three service centers located in Toronto, Montreal and Edmonton. Revenues from our Canadian operations totaled $42.8 million in fiscal 2001, $43.7 million in fiscal 2002 and $54.4 million in fiscal 2003.

Governmental Regulations

Our operations are governed by many laws and regulations designed to promote workplace safety and to protect the welfare of employees, principally the Occupational Safety and Health Act and regulations thereunder.  We believe we are in material compliance with these laws and regulations and that the continued compliance will not have an adverse effect on our results of operations or financial condition.

Environmental Matters

We are subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination.  Although we believe we are in material compliance with laws and regulations, we are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters.

During fiscal years 2001, 2002 and 2003, expenditures totaling approximately $0.2 million, $0.1 million and $0.2 million, respectively, were made in connection with monitoring and investigation activities at sites with contaminated soil and/or groundwater. As of March 31, 2003, an accrual of $0.4 million exists for future investigation activities related to the Duwamish Site, as discussed below.  All other pending environmental matters are not considered material and are fully discussed in Note 8 to consolidated financial statements.

Forge (Seattle/Kent, WA).    In November 1998, we paid the purchasers of our former Forge facility and an off-site disposal site $2.3 million as an indemnification settlement for liabilities related to the remediation of known contamination at the Forge facility. We continue to monitor the disposal site for environmental conditions in accordance with a consent decree issued by the Washington Department of Ecology, or “Ecology.” Annual costs associated with such monitoring are not significant, and we do not anticipate significant additional expenditures related to this matter.

The Forge property is located on the Lower Duwamish Waterway, which has been identified by the United States Environmental Protection Agency, or the “EPA,” as a Superfund Site, or the “Duwamish Site.” Under the federal Comprehensive Environmental Remediation, Compensation, and Liability Act, or “Superfund,” owners or operators of facilities that have released hazardous substances to the environment may be liable for remediation costs. Courts have held that such liability may be joint and several; however, in many instances, the costs are allocated among the parties, primarily based on their estimated contribution to the contamination. The EPA, along with Ecology, have entered into an Administrative Order of Consent (“AOC”) with four major property owners with potential liability for cleanup of the Duwamish Site that outline tasks required to be completed to further investigate the nature and extent of the contamination and cleanup alternatives. In November 2001, the current owners of the Forge property notified us of a potential claim for indemnification for any liability relating to contamination of the Duwamish Site. The notification stated that the Forge facility, along with other businesses located along the Duwamish Site, are expected be named as potentially responsible parties for contamination of the Duwamish Site and requested that EMJ participate under a joint defense.

On February 6, 2003, we received a request from the EPA to sign an AOC under CERCLA to investigate certain areas of the Duwamish Site.  A preliminary estimate of the cost of proposed work under the AOC ranges from $0.4 million to $0.5 million, and is subject to approval by the EPA.  As of March 31, 2003, we have accrued $0.4 million for these costs that are expected to be incurred during fiscal 2004.  On April 15, 2003, we signed a funding and participation agreement with the current owners of the Forge property, which requires us to fund 85% of costs to be incurred in connection with the investigation activities to be performed under the AOC.

We are continuing to evaluate this matter and remedies we may have, including insurance recoveries for any monies to be spent as part of the investigation or cleanup of the Duwamish Site. At this time, we cannot determine what ultimate liability we may have relating to this matter.

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

Available Information

We file annual, quarterly, and current reports, and other documents with the Securities and Exchange Commission, or the “SEC”.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 (or you can call 1-800-SEC-0330) or access such material via the SEC’s Internet website at http://www.sec.gov.

We also make available free of charge on or through our Internet website (http://www.emjmetals.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Set forth below is a table summarizing certain information with respect to our facilities.

Country/City/State	Owned (O) Leased (L)	Size (Sq. Ft.)
United States:
Phoenix, Arizona	O	72,200
Little Rock, Arkansas	L	27,700
Brea, California (headquarters)	L	33,300
Hayward, California	L	91,000
Los Angeles, California	O	319,400
Denver, Colorado	L	77,400
Chicago, Illinois	O	603,700
Plainfield, Indiana	O	225,000
Eldridge, Iowa	L	104,500
Boston, Massachusetts	O	63,500
Roseville, Michigan(a)	L	28,700
Minneapolis, Minnesota	O	169,200
Kansas City, Missouri	L	120,900
St. Louis, Missouri	L	108,100
Brighton, New York(a)	L	31,500
Charlotte, North Carolina	O	175,300
Cincinnati, Ohio	L	125,200
Cleveland, Ohio	O	200,200
Cleveland, Ohio	O	137,800
Tulsa, Oklahoma	O	108,000
Tulsa, Oklahoma	O	137,900
Portland, Oregon	L	33,800
Philadelphia, Pennsylvania(b)	L	38,000
Wrightsville, Pennsylvania(a)	L	83,900
Chattanooga, Tennessee(a)	L	27,000
Memphis, Tennessee	L	56,500
Dallas, Texas	O	132,800
Houston, Texas	O	276,000
Salt Lake City, Utah(a)	L	25,400
Kent, Washington	L	83,600
Canada:
Toronto, Ontario	L	61,800
Montreal, Quebec	L	82,700
Edmonton, Alberta	L	25,800

(a)                                 These locations are considered satellite operations.

(b)                                Excludes 196,800 square feet subleased to a third party under a long-term agreement.

Item 3.	LEGAL PROCEEDINGS

We are occasionally involved in ordinary, routine litigation incidental to our normal course of business, none of which we believe to be material to our financial condition or results of operations. We maintain various liability insurance coverages to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations.

The Internal Revenue Service, or the “IRS,” conducted an audit of our employee stock ownership plan, or the “Plan,” for the fiscal years ended March 31, 1992, through March 31, 1996, and issued a preliminary report to the Company in which the IRS asserted that certain contributions of stock by Holding to the Plan violated provisions of the Internal Revenue Code because the securities contributed were not “qualifying employer securities” as defined by ERISA. In fiscal 2002, this matter was settled without EMJ admitting the allegations of the IRS, and we paid $1.9 million of excise tax to the IRS.

The Department of Labor, or the “DOL,” also investigated the same transactions involving the Plan.  In the course of its investigation, the DOL and its advisors reviewed the valuations of Holding’s common and preferred stock prepared for the Plan and challenged the methodology used in preparing the valuations.

On March 8, 2002, the DOL sued us, Holding, our Plan and former members of our benefits committee in the federal district court for the Central District of California. The DOL claimed that the valuations of Holding’s common stock used to make annual contributions to our Plan in each of the years 1994 through 2000 contained significant errors that resulted in the common stock being overvalued, and that the failure of the members of our benefits committee to detect and correct the errors was a breach of their fiduciary duty under ERISA. As a result of the alleged overvaluations, the DOL contended that the contributions to our Plan were prohibited transactions under ERISA. On January 27, 2003, we signed a settlement agreement with the DOL in connection with their lawsuit.  The key provisions of the agreement are as follows: (i) we are not required to make any payments under the agreement at this time; (ii) we are prohibited to make further common stock contributions to the stock bonus plan; (iii) we will continue to obtain annual appraisals of Holding stock using methodology consistent with prior appraisals, and use that appraised value as the purchase price for repurchases of common stock as we have done in the past, and; (iv) if the annual appraisal of our common stock is less than $4.25 per share, we shall pay a floor price of $4.25 per share in connection with the repurchase of common stock from departing employees for shares that were originally contributed to the stock bonus plan for the plan years 1994 through 2000.

If we pay the floor price in connection with the repurchase of common stock from departing employees, the agreement also allows the DOL to assess the Company a penalty equal to 20% of the amount calculated by multiplying the difference between the appraised value and the floor price by the number of shares repurchased at the floor price.

We do not believe the DOL settlement will have a material impact on our financial condition or future results of operations, and we believe payments under the settlement, if any, will most likely be paid in immaterial amounts which will be spread over many years.

On April 22, 2002, we were sued by Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, alleging that we had conspired with other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor, which resulted in unspecified damages. We have answered the complaint denying all claims and allegations, and the parties are currently conducting discovery.  We will file a Motion for Summary Judgment prior to the commencement of the trial in March 2004.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We have 128 shares of common stock par value $.01 per share outstanding, all of which are owned by Holding.  For each of fiscal years ended March 31, 2001, 2002 and 2003, we paid cash dividends totaling $5,514,000, $14,963,000 and $10,587,000, respectively, to Holding in connection with the repurchase of its capital stock from employees of EMJ whose employment had terminated, as required by the terms of Holding’s Stockholders Agreement and our Plan.  In addition, we paid cash dividends of $25,000,000 to Holding in connection with our May 2002 refinancing of certain indebtedness.

Item 6.	SELECTED FINANCIAL DATA

All information contained in the following table was derived from the audited consolidated financial statements of the Company and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

	Year Ended March 31,
	1999		2000		2001		2002		2003
	(dollars in thousands)
Statement of Operations Data:
Revenues	$915,811		$938,252		$1,059,681		$895,058		$919,927
Costs of goods sold	649,851		662,803		767,263		641,991		658,562
Gross profit	265,960		275,449		292,418		253,067		261,365
Operating expenses exclusive of restructuring and other non-recurring charges	198,465		205,626		223,222		200,933		197,999
Restructuring and other non-recurring charges	286		2,432		5,320		1,861		—
Income from operations	67,209		67,391		63,876		50,273		63,366
Net interest expense(1)	41,181		41,595		44,855		42,545		47,206
Extraordinary loss (2)	—		—		—		—		12,278
Net income	24,493		23,987		17,798		5,354		2,382

Other Data:
EBITDA(3)	$76,384		$77,342		$74,911		$59,803		$62,457
EBITDA margin %	8.3%		8.2%		7.1%		6.7%		6.8%
Depreciation and amortization(4)	9,175		9,951		11,035		11,449		11,369
Capital expenditures	8,957		9,525		14,475		24,531		15,335
Net cash flows provided by operating activities	36,035		32,984		38,026		14,544		30,974
Net cash flows used in investing activities	(3,646)		(4,846)		(15,048)		(24,752)		(14,035)
Net cash flows provided by (used in) financing activities	(35,275)		(24,331)		(20,877)		7,748		(18,210)
Ratio of earnings to fixed charges(5)	1.55	x	1.54	x	1.36	x	1.11	x	1.29	x
Dividends paid(6)	17,701		13,372		5,514		14,963		35,587

Balance Sheet Data:
Cash and cash equivalents	$17,860		$21,660		$23,758		$21,300		$20,030
Total working capital	156,691		165,148		156,309		154,936		150,205
Total assets	426,867		464,374		484,264		443,998		490,741
Total debt	296,506		285,547		270,184		292,895		330,537
Total stockholder’s deficit	(28,020)		(14,365)		(3,151)		(15,786)		(48,016)

(1)          Net interest expense includes amortization and write-off of debt issue costs aggregating $1,481, $1,482, $1,482, $1,792 and $1,416 for the fiscal years ended March 31, 1999, 2000, 2001, 2002 and 2003, respectively, net of interest income of $570, $636, $1,179, $164 and $83 for the fiscal years ended  March 31, 1999, 2000, 2001, 2002 and 2003, respectively.

(2)          The extraordinary loss of $12,278 includes the write-off of deferred financing costs and payments of call premiums and other expenses in connection with early retirement of debt.

(3)          “EBITDA” represents net income before depreciation and amortization, net interest expense and provision for income taxes, as shown in the table below.  Consistent with Item 10(e) of Regulation S-K, our EBITDA has not been adjusted to exclude any other non-cash charges (credits) or liabilities, such as LIFO adjustments of $(2,933), $(9,022), $887, $590 and $(3,354), and accruals for stock bonus plan contributions and postretirement benefits aggregating $3,024, $2,862, $11, $249 and $498 for the years ended March 31, 1999, 2000, 2001, 2002 and 2003, respectively.  In addition, our EBITDA has not been adjusted for any recurring or non-recurring items, such as provisions for workforce reductions and consolidations and losses from sale of significant assets aggregating $286, $2,432, $3,320, $1,861 and none for the years ended March 31, 1999, 2000, 2001, 2002 and 2003, respectively;  special compensation of $2,000 payable to our CEO in fiscal 2001; excise tax of $1,919 related to an IRS settlement in fiscal 2002; and an extraordinary loss of $12,278 related to early retirement of debt in fiscal 2003.  We believe that EBITDA is commonly used as a measure of performance for companies in our industry and is frequently used by analysts, investors, lenders and other interested parties to evaluate a company’s financial performance and its ability to incur and service debt.   Our EBITDA is used by management as a performance measure to assess our financial results in connection with determining incentive compensation, and is also used by the independent appraisal firm in connection with their annual valuation of our equity.  While providing useful information, our EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with accounting principles generally accepted in the United States, and should not be construed as an indication of a company’s operating performance or as a measure of liquidity.

	Year Ended March 31,
(dollars in thousands)	1999	2000	2001	2002	2003
Reconciliation of EBITDA:
Net income	$24,493	$23,987	$17,798	$5,354	$2,382
Depreciation and amortization (4)	9,175	9,951	11,035	11,449	11,369
Net interest expense	41,181	41,595	44,855	42,545	47,206
Provision for income taxes	1,535	1,809	1,223	455	1,500
EBITDA	$76,384	$77,342	$74,911	$59,803	$62,457

(4)          Depreciation and amortization excludes amortization or write-off of debt issue costs referred to in Note (1) above, reflected in the Company’s consolidated statements of operations as interest expense.

(5)          In computing the ratio of earnings to fixed charges, “earnings” represents pre-tax income (loss) plus fixed charges except capitalized interest, if any.  “Fixed charges” represents interest whether expended or capitalized, debt cost amortization, and 33% of rent expense, which is representative of the interest factor.

(6)          Dividends paid to Holding in connection with the repurchase of its capital stock from terminated employees.  In fiscal 2003, the Company also paid a dividend to Holding of $25,000 to be used to repay or repurchase a portion of its Holding Notes (as defined below) and/or capital stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Item 6. Selected Financial Data” and the consolidated financial statements of the Company, and the notes related thereto appearing elsewhere in this Annual Report on Form 10-K.

General

We are considered a general line distributor of metals, offering our customers a broad line of bar, tube and plate products.  We operate a network of 35 service and processing centers strategically located throughout North America, from which we distribute over 25,000 different metals products and provide value-added metals processing services to over 35,000 customers.

We purchase larger quantities of metals products from primary producers and sell these metals in smaller quantities to a wide variety of end users. We process nearly all of the metals products we sell by cutting to length, burning, sawing, honing, shearing, grinding, polishing, and performing other similar services on them, all to customer specifications. During fiscal 2003, we handled approximately 7,500 sales transactions per business day, at an average of $490 per transaction.

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

Over the last several years we have streamlined our operations and lowered our operating costs. We have focused our efforts on improving internal business processes and systems, enhancing customer service, reducing headcount, optimizing facility workflow, eliminating redundant facilities and eliminating management layers and corporate overhead. These efforts have produced a more flexible operating cost structure and significantly greater employee productivity, and have allowed us to offer our customers what we believe is a unique on-time product delivery guaranty.

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

Overview of Fiscal 2003

The metals service center industry continues to be adversely affected by weak economic conditions in the United States attributable to the recession that began in 2001.  Customers served by metals service centers continue to maintain lower levels of inventories and production activities due to weakened demand and the uncertainty of an economic recovery.  Pricing for metal products remains volatile due to competitive pressures and changes in availability of inventories held by service centers or supplied by both domestic and foreign mills.

Our tonnage shipped during fiscal 2003 was comparable to fiscal 2002 levels, with some strengthening in our fourth fiscal quarter, due to increasing demand and from success in gaining market share, particularly in Canada.  We believe we are gaining market share through our core products strategies and excellent customer service, and beginning in July 2002, from significant benefits realized from the expansion and automation of our Chicago facility.

We continue to be challenged by competitive forces and overall weak demand in the United States for our core products and services sold to customers in key industries we serve.  Although tonnage sold to our customers in several key industries increased in fiscal 2003 when compared to the historically low levels experienced in fiscal 2002, it is not possible to predict whether these increases will be sustainable or whether a significant recovery in these and other key industries will take place in fiscal 2004.  However, we are confident that our well-balanced inventories, valued-added capabilities, aggressive marketing and unequaled customer service have and will continue to differentiate us in the marketplace and will position us to gain market share.

During fiscal 2003, we continued to focus on improving our business processes, including the development or enhancement of systems that enable us to reduce costs and increase productivity related to order processing and scheduling, inventory processing and handling.  For fiscal 2003, our gross margins were 28.4% versus 28.3% in fiscal 2002 and 27.6% in fiscal 2001, while our operating margins in fiscal 2003 improved to 6.9%, when compared to 5.6% in fiscal 2002 and 6.0% in fiscal 2001.  During fiscal 2003, our average total number of employees decreased to 1,706 from 1,805 in fiscal 2002 and 2,016 in fiscal 2001.

We believe our ability to quickly align our cost structures with the prevailing levels of business while continuing to provide customer service that we believe is unequaled in the industry, together with our operating and growth strategies, have positioned us to outperform the industry if general economic conditions improve.

On May 22, 2002, we completed a private offering under Rule 144A of $250 million of 93/4% Senior Secured Notes due 2012, Series A.  The proceeds of the transaction were used to (i) redeem $105 million in aggregate principal amount of our outstanding 91/2% senior notes, plus call premium and accrued interest, (ii) prepay $96 million of our term loan plus accrued interest, (iii) terminate our interest rate swap agreement, and (iv) pay a dividend to Holding in the amount of $25 million to be used by Holding to repay or repurchase a portion of its senior indebtedness (the “Holding Notes”) and/or capital stock.  The Holding Notes are owned by an affiliate of Kelso & Company, Holding’s largest shareholder.

On August 30, 2002, we completed an exchange offering registered with the Securities and Exchange Commission of $250 million of its 93/4% Senior Secured Notes due 2012, Series B for all of its outstanding 93/4% Senior Secured Notes due 2012, Series A.

Statement of Operations Information

The following table sets forth certain of our consolidated statement of operations data. The historical financial data for the fiscal years ended March 31, 2001, 2002 and 2003 are derived from the historical financial statements included elsewhere herein.

	Year Ended March 31,
(dollars in thousands)	2001	%	2002	%	2003	%
Statement of Operations Data:
Revenues	$1,059,681	100.0%	$895,058	100.0%	$919,927	100.0%
Gross profit	292,418	27.6	253,067	28.3	261,365	28.4
Operating expenses exclusive of non-recurring charges	223,222	21.1	200,933	22.4	197,999	21.5
Restructuring and other non-recurring charges	5,320	0.5	1,861	0.2	—	0.0
Income from operations	63,876	6.0	50,273	5.6	63,366	6.9
Net interest expense	44,855	4.2	42,545	4.8	47,206	5.1
Extraordinary loss	—	0.0	—	0.0	12,278	1.3
Net income	17,798	1.7	5,354	0.6	2,382	0.3

Results of Operations—Year ended March 31, 2003 compared to year ended March 31, 2002

Revenues.    Revenues for fiscal 2003 increased 2.8% to $919.9 million, compared to $895.1 million in fiscal 2002. Revenues from our domestic operations increased 1.7% to $865.5 million in fiscal 2003, compared to $851.4 million in fiscal 2002 as the result of an increase in tonnage shipped.  The increase in tonnage shipped by our domestic operations was attributable to increased demand for our products sold to customers in certain key industries we serve, including machine tooling and products, metal fabrication and wholesale, fluid power, and transportation, particularly during the fourth quarter of fiscal 2003. Prices for product we sold during fiscal 2003 were not significantly affected by Section 201 tariffs.  Revenues from our Canadian operations increased 24.5% to $54.4 million compared to $43.7 million in fiscal 2002 due to increased capacity and efficiencies from new facilities, effective marketing of core products and services and overall improved economic conditions.

Gross Profit.    Gross profit increased 3.3% to $261.4 million in fiscal 2003, compared to $253.1 million in fiscal 2002. Gross margin improved to 28.4% when compared to 28.3% in fiscal 2002. Fiscal 2003 included a LIFO credit of $3.4 million compared to a charge of $0.6 million in fiscal 2002. Gross profit and gross margin from our Canadian operations were $11.6 million and 21.3% in fiscal 2003 compared to $9.5 million and 21.7% in fiscal 2002. Exclusive of our Canadian operations and LIFO, gross margin decreased to 26.8% in fiscal 2003, when compared to 28.7% in fiscal 2002; the decrease was attributable to a 1% increase in material costs, competitive pricing pressures, and changes in customer and product mixes.

Expenses.    Total operating expenses, exclusive of non-recurring charges, were $198.0 million, or 21.5% of revenues in fiscal 2003, compared to $200.9 million, or 22.4% of revenues in fiscal 2002.  The majority of our operating expenses is variable and fluctuates with changes in tonnage shipped. During fiscal 2003, expenses related to warehouse and delivery activities increased as a result of higher volumes shipped and from costs associated with added capacity.  However, these costs were offset by income attributable to our life insurance programs and adjustments to workers compensation reserves.  The non-recurring charges in fiscal 2002 totaling $1.9 million were associated with workforce reductions and costs incurred in connection with facility consolidations.

Warehouse and delivery expenses increased $2.6 million (2.1%) to $127.1 million in fiscal 2003, compared to $124.5 million in fiscal 2002. As a percent of revenues, warehouse and delivery expenses were 13.8% in fiscal 2003, compared to 13.9% in fiscal 2002. The increase in these expenses was attributable to higher depreciation, property tax accruals and insurance costs, increased equipment lease and maintenance expenses, and higher freight and utilities costs.  Some of the increase in these costs and expenses is attributable to the expansion and automation of our Chicago facility, which became operational in July 2002.  As of March 31, 2003, warehouse and delivery activities employed 1,020 employees, compared to 1,055 as of March 31, 2002.

Selling expenses increased $0.4 million (1.3%) to $32.3 million in fiscal 2003, compared to $31.9 million in fiscal 2002, and decreased as a percent of revenues to 3.5% from 3.6% in fiscal 2002. The increase in selling expenses was attributable to higher accruals for incentive compensation based on revenue and gross profit levels.

General and administrative expenses, excluding non-recurring charges, decreased $5.9 million (13.3%) to $38.6 million in fiscal 2003, compared to $44.5 million in fiscal 2002. As a percentage of revenues, these expenses were 4.2% in fiscal year 2003 and 5.0% in fiscal 2002. The decrease in general and administrative expenses was attributable to higher income recognized in connection with our life insurance policies, lower reserves required for workers compensation claims, and lower professional services and relocation expenses, offset by higher compensation expense, including accruals for management incentives, and higher provisions for bad debt.  Non-recurring charges of $1.9 million included in fiscal 2002 were associated with workforce reductions and costs incurred in connection with facility consolidations.

Net Interest Expense.    Net interest expense was $47.2 million in fiscal 2003 and $42.5 million in fiscal 2002. Such amounts include interest on our credit facilities, senior secured notes, senior notes, term loan, industrial revenue bonds, borrowings against the cash surrender value of certain life insurance policies, and the amortization of debt issue costs ($1.4 million in fiscal 2003 and $1.8 million in fiscal 2002).

During fiscal 2003 the average outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) was $355.5 million versus $310.5 million in fiscal 2002. The weighted-average interest rate on such indebtedness during fiscal 2003 was 8.01% versus 7.09% in fiscal 2002. The average borrowings under our credit facility in fiscal 2003 decreased to $96.4 million from $99.2 million in fiscal 2002, and the average interest rate decreased to 4.65% from 5.13% in fiscal 2002.

The outstanding borrowings against the cash surrender value of life insurance policies were $165.0 million at March 31, 2003 and $147.3 million at March 31, 2002, and the total interest expense on such borrowings increased to $17.8 million in fiscal 2003 compared to $16.0 million in fiscal 2002. Such increases resulted primarily from borrowings of $18.6 million against the increased cash surrender value of life insurance policies in November 2002 to pay annual premiums on such policies and to pay interest on previous borrowings (see “—Liquidity and Capital Resources” below). As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income earned under the policies was $17.2 million in fiscal 2003, $13.5 million in fiscal 2002 and $13.0 million in fiscal 2001 and is reported as an offset to general and administrative expenses in the consolidated statements of operations.

The interest rates on our existing senior secured notes and our life insurance policy borrowings are fixed at 9.75% and 11.76%, respectively. The interest rate on our credit facility is a floating rate (4.03% as of March 31, 2003).

Included in fiscal 2002 was $2.2 million of net interest paid in quarterly settlements to Deutsche Bank Trust Company Americas, or “DBTCA,” pursuant to our interest rate swap agreement covering a notional amount of $95.0 million under our term loan.  Because the interest rate swap agreement was terminated in May 2002 in connection with the prepayment of the term loan as part of our senior debt offering, no quarterly settlements were required in fiscal 2003.

Extraordinary Item.  We recognized an extraordinary loss of $12.3 million in connection with the early retirement of our 9½% senior notes and term loan, which consisted of the call premium paid, a payment to terminate the interest rate swap agreement, the write-off of deferred financing costs, and certain other expenses incurred in connection with the refinancing transaction.  No tax benefit was recorded in connection with this loss due to the uncertainty in realizing the resulting deferred tax asset.

Results of Operations—Year ended March 31, 2002 compared to year ended March 31, 2001

Revenues.    Revenues for fiscal 2002 decreased 15.5% to $895.1 million, compared to $1,059.7 million in fiscal 2001. Revenues from our domestic operations decreased 16.3% to $851.4 million in fiscal 2002, compared to $1,016.9 million in fiscal 2001 resulting from a 14% decrease in tonnage shipped and a 2% decrease in average selling prices when compared to fiscal 2001 levels. Our domestic operations experienced lower levels of business in core products and in key industries, such as transportation and industrial tooling and machines, caused by the recession. Revenues from our Canadian operations increased 2.1% to $43.7 million compared to $42.8 million in fiscal 2001 due to the full year effect from our new service center in Edmonton, Alberta, Canada that opened in September 2000.

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

The outstanding borrowings against the cash surrender value of life insurance policies were $147.3 million at March 31, 2002 and $132.0 million at March 31, 2001, and the total interest expense on such borrowings increased to $16.0 million in fiscal 2002 compared to $14.4 million in fiscal 2001. Such increases resulted primarily from borrowings of $17.3 million against the increased cash surrender value of life insurance policies in November 2001 to pay annual premiums on such policies and to pay interest on previous borrowings (see “—Liquidity and Capital Resources”). As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the incremental borrowing rate. Dividend income earned under the policies was $13.5 million in fiscal 2002, $13.0 million in fiscal 2001 and $14.0 million in fiscal 2000 and is reported as an offset to general and administrative expenses in the consolidated statements of operations.

The interest rates on our existing senior notes and our life insurance policy borrowings are fixed at 9.50% and 11.76%, respectively. The interest rates on our credit facility and term loan are floating rates (3.82% and 5.31%, respectively, as of March 31, 2002). Pursuant to an interest rate swap agreement we entered with DBTCA in June 1998, the interest rate on our term loan was fixed at approximately 9.05% through June 2003. Such agreement required us or DBTCA to make quarterly payments to the other calculated using the difference between a defined floating rate and 9.05%. During fiscal 2002, we paid DBTCA $2.2 million of interest as calculated under the provisions described above. Since inception of the interest rate swap agreement, we have paid DBTCA a net amount of $2.0 million through March 31, 2002.

Liquidity and Capital Resources

Working capital decreased to $150.2 million at March 31, 2003 when compared to $154.9 million at March 31, 2002. Primary sources of cash in fiscal 2003 consisted of funds provided by operations of $31.0 million and proceeds from sale of assets of $2.4 million. Primary uses of cash in fiscal 2003 consisted of (i) capital expenditures of $15.3 million, (ii) dividends to Holding of $10.6 million for the redemption of stock from retired and terminated employees, and (iii) net payments under the revolving loan agreement of $10.0 million.  In addition, we paid Holding a dividend of $25.0 million from the proceeds of our May 2002 senior debt offering to be used by Holding to repay or repurchase a portion of its Holding Notes and/or capital stock.

Cash generated from operating activities was $31.0 million (3.4% of revenues) in fiscal 2003 compared to $14.5 million (1.6% of revenues) in fiscal 2002 and $38.0 million (3.6% of revenues) in fiscal 2001.

The redemption of $10.6 million of capital stock from retiring and terminated employees was required by the terms of our stock bonus plan and by Holding’s Stockholders’ Agreement. This amount was lower than the amount paid in fiscal 2002 and higher than the amount paid in fiscal 2001 due to the timing of distributions, the number and mix of shares being purchased and changes in stock prices. We expect that such redemptions for fiscal 2004 will be lower than the amount paid in fiscal 2003, although the amount or timing of such expenditures is not within our control and there can be no assurance in this regard.

Capital expenditures were $15.3 million in fiscal 2003, $24.5 million in fiscal 2002 and $14.5 million in fiscal 2001. Capital expenditures in fiscal 2003 were primarily for routine replacement of machinery and equipment, facility improvements and expansions, including the expansion and automation of our facility in Chicago and the purchase of computer hardware and software. For fiscal 2004, we have planned approximately $9.8 million of capital expenditures to be financed from internally generated funds and borrowings under our credit facility. Approximately $8.2 million is for facility improvements and expansions (including a commitment of approximately $2.3 million for the Chicago project) and routine replacement of machinery and equipment, and $1.6 million is for further additions and enhancements to our management information systems.

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

As of March 31, 2003 our primary sources of liquidity were available borrowings of approximately $103.3 million under our credit facility, available borrowings of approximately $9.3 million against certain life insurance policies and internally generated funds. Borrowings under our credit facility are secured by our domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of such accounts receivable and inventory. The notes are secured by a first-priority lien on a substantial portion of our current and future acquired unencumbered real property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse. The interest rate on the life insurance policy loans is 0.5% greater than the dividend income rate on the policies. As of March 31, 2003, there was approximately $31.0 million of cash surrender value in all life insurance policies maintained, net of borrowings. In addition, our Canadian subsidiary has available its own credit facilities of up to CDN$8.6 million, including a revolving credit facility of CDN$5.1 million, a term financial instruments facility of CDN$3.0 million, to be used for hedging foreign currency and rate fluctuations, and a special credit facility of CDN$0.5 million for letters of guaranty in connection with a lease for a newly constructed facility in Toronto. As of March 31, 2003, CDN$1.4 million (USD$0.9 million) was outstanding under the revolving credit facility and a letter of guaranty for CDN$0.5 million (USD$0.3 million) was issued.  None of the term financial instruments facility was used as of March 31, 2003.

Our ongoing debt service obligations are expected to consist primarily of interest payments under our credit facility, interest payments on our notes and principal and interest payments on industrial revenue bonds. As of March 31, 2003, annual principal payments required by our outstanding industrial revenue bonds indebtedness amount to $1.4 million in fiscal year 2004, $2.1 million in fiscal year 2005, $1.2 million in fiscal 2006, $0.7 million in fiscal years 2007 and 2008 and $1.5 million in the aggregate thereafter through fiscal year 2011. We will not be required to make any principal payments on our notes until their maturity in fiscal 2012. Our credit facility, as amended, will mature in April 2006. Our credit facility has covenants that require maintenance of minimum working capital and a fixed-charge coverage ratio; and although compliance with such covenants in the future is largely dependent on the future performance of our company and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

As of March 31, 2003, our total commitments and contractual obligations and the timing of future related payments were as follows (in $000’s):

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter
Long-term debt	$330,537	$2,330	$2,115	$1,215	$72,722	$715	$251,440
Capital lease obligations	—	—	—	—	—	—	—
Operating leases(a)	109,295	18,942	16,724	12,375	8,431	5,817	47,006
Purchase obligations	—	—	—	—	—	—	—
Other long-term liabilities(b)	8,233	200	925	950	975	1,000	4,183
Total	$448,065	$21,472	$19,764	$14,540	$82,128	$7,532	$302,629

(a)          Excludes sublease income of $8,494, $641, $687, $792, $804, $816 and $4,754 for the above periods, respectively.

(b)         Includes estimated annual payments based on prior years trended amounts for postretirement benefits ($3,970 in total); payments for 401(e)(17) supplemental stock purchase plan ($763 in total) expected to begin after five years, and; estimated annual payments of $700 to meet ERISA minimum pension funding requirements over five years beginning in fiscal 2005.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated working capital requirements, and all known commitments and obligations; however, we anticipate that it will be necessary to replace or to refinance all or a portion of our credit facility and the notes prior to their scheduled maturities in fiscal years 2006 and 2012, respectively, although there can be no assurance on what terms, if any, that we would be able to obtain such refinancing or additional financing. Our ability to make interest payments on our credit facility and our notes will be dependent on maintaining the level of performance reflected in the accompanying consolidated financial statements, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings. Our earnings were sufficient to cover fixed charges for fiscal years 2001, 2002 and 2003.

Foreign Exchange Exposure

The currency used by our foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, and adjustments resulting from the translation of financial statements are included in accumulated other comprehensive loss within stockholder’s equity. We do not expect to hedge our exposure to foreign currency fluctuations in the foreseeable future. Net foreign currency transaction gains or losses have not been material in any of the periods presented. See “Item 1. Business—Foreign Operations.”

Inflation

Our operations have not been, nor are they expected to be, materially affected by inflation.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Position and Results Of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates and judgments under different assumptions and conditions.  Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory reserves, pension and other postretirement benefits, insurance reserves, incentive compensation, contingencies and income tax accounting.  There have been no material changes made to the critical accounting policies during the periods presented in the Consolidated Financial Statements.

Management has discussed the development and selection of the critical accounting policies described below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the Company’s disclosure relating to critical accounting policies in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition

We recognize revenue when products are shipped to our customers, title has passed and collectibility is reasonably assured.  Revenues are shown net of returns and allowances, which historically have been less than 0.2% of gross revenues.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist primarily of amounts due to us from our normal business activities. Allowances for doubtful accounts are established based on estimates of losses related to customer receivable balances.  Estimates are developed by using formulas or standard quantitative measures based on accounts aging, historical losses (adjusted for current economic conditions) and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.  Our provision for estimated losses and our write-offs for doubtful accounts recorded during each of the three fiscal years ended March 31, 2003 was less than 0.5% of the respective years’ annual revenues.  However, significant changes in economic conditions in specific markets in which we operate could have a material effect on required reserve balances.

Inventory Reserves

Inventories largely consist of raw material purchased in bulk quantities from various mill suppliers to be sold to our customers. An allowance for excess inventory is maintained to reflect the expected unsaleability of specific inventory items based on condition, recent sales activity and projected market demand, and has represented less than 2% of our total inventory as of March 31, 2001, 2002 and 2003.

Pension and Postretirement Benefits

Our pension and postretirement benefit costs and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions, in addition to changes resulting from fluctuations in our related headcount.

Insurance Reserves

Our insurance for worker’s compensation, general liability, vehicle liability and health care are effectively self-insured. A third-party administrator is used to process all such claims. Claims for worker’s compensation are used, along with other factors, by our third-party administrator to establish reserves required to cover our worker’s compensation liability.  We also maintain reserves to cover expected medical claims to be paid subsequent to the end of a plan year or upon termination of the plan. Our reserves associated with the exposure to these self-insured liabilities are reviewed by management and third-party actuaries for adequacy at the end of each reporting period.

Incentive Compensation

Management incentive plans are tied to various financial performance metrics. Bonus accruals made throughout the year based on management’s best estimate of the achievement of the specific financial metrics. Adjustments to the accruals are made on a quarterly basis as forecasts of financial performance are updated. At year-end, the accruals are adjusted to reflect the actual results achieved.

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

Income Taxes

We estimate our current tax liability after considering our temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we will establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we will include and expense the allowance within the tax provision in the statement of operations.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors caused by changes in commodity prices, interest rates and foreign currency exchange rates.  We do not use financial instruments or enter into hedging transactions for speculative or trading purposes with respect to managing these market risks.  However, we have used and will continue to evaluate the use of financial instruments to reduce our exposure to higher interest costs during periods of rising interest rates.

At March 31, 2003, no financial instruments existed; at March 31, 2002, our only financial instrument was a fixed rate interest rate swap agreement covering $95.0 million of our Term Loans, which was terminated in connection with the repayment of the Term Loans during fiscal 2003.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Our exposure to changing interest rates is limited to our revolving credit facility such that our results of operations and cash flows during fiscal 2003 would have been impacted by approximately $1.0 million  for each 1% increase or decrease in the applicable interest rate.

Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar.  Changes in the exchange rate of the Canadian dollar have not and are not expected to have a material impact on our results of operations and cash flows.  We estimate that a 10% change in the average exchange rate of the Canadian dollar during fiscal 2003 would have impacted our results of operations by approximately $0.1 million.  Due to our product mix and the frequency of our buying and selling activities over normal business cycles, our exposure to changes in commodity prices is not considered material.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 are set forth as indicated in Item 16(a)(1) and (2) below.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age (at March 31, 2003), principal occupation and business experience of each of our directors and executive officers. Holding’s directors and executive officers are identical to ours. The executive officers serve at the pleasure of the board of directors of EMJ and Holding, respectively.

Each member of our board of directors holds office until the next annual meeting of the stockholders or until his successor is elected and qualified. The election of Holding’s directors is subject to the provisions of a stockholders’ agreement described below.  During fiscal 2003, the board of directors had four regular meetings and four special meetings.

There are no family relationships among our directors and executive officers. For information regarding the stock ownership of Holding by our directors and executive officers, we refer you to “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

From 1998 through 2001, each non-officer director other than Messrs. Schuchert and Nickell was granted options to purchase 10,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant. These options are fully vested.  Beginning April 1, 2002, we changed our policies on compensation for directors so that each of our non-officer directors now receives an annual retainer of $20,000, payable quarterly. Effective April 1, 1997, April 1, 1998, April 1, 1999, April 1, 2000 and April 1, 2001, in consideration for his service as a director, Chairman of the Executive Committee and Chairman of the Board, Mr. Roderick was granted options to purchase 20,000 shares of Holding Common Stock, in each case at their fair market value as established by the most recent appraisal available at the date of the grant. These options are fully vested. Beginning April 1, 2002,  as a result of our changed policies, Mr. Roderick now receives an annual retainer of $30,000, payable quarterly.

In addition, all non-officer directors are reimbursed for all approved out-of-pocket expenses related to meetings they attend. Our directors receive no additional compensation for their services as directors of Holding. Our officers who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers.

Name	Age	Position
David M. Roderick	79	Chairman of the Board and Chairman of the Executive Committee and Director

Maurice S. Nelson, Jr.	65	President, Chief Executive Officer and Chief Operating Officer, Director and Member of the Executive Committee

R. Neil McCaffery	53	Executive Vice President

William S. Johnson	45	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary

Frank D. Travetto	50	Vice President, Merchandising

Kenneth L. Henry	56	Vice President

James D. Hoffman	44	Vice President

William A. Marquard	83	Director and Member of the Audit Committee

Earl L. Mason	55	Director and Chairman of the Audit Committee

Frank T. Nickell	55	Director and Member of the Executive Committee

John Rutledge	54	Director and Member of the Audit Committee

Joseph S. Schuchert	74	Director

David M. Roderick.    Mr. Roderick became Chairman of the Board of EMJ and Holding on January 21, 1998. Mr. Roderick has also served as Chairman of the Executive Committee of EMJ and Holding since February 1, 1997. Mr. Roderick has been a director of EMJ and Holding since January 1994. Mr. Roderick also serves as a director of Citation and Kelso & Companies, Inc. Previously, Mr. Roderick served as a director of American Standard Companies, Inc. and as Director, Chairman, and Chief Executive Officer of the USX Corporation. Mr. Roderick joined USX in 1959, was Chairman of USX Finance Committee and a Director from 1973 to 1975, was President and Director from 1975 until 1979 and was Chief Executive Officer and Chairman from 1979 to 1989.

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

William S. Johnson.    Mr. Johnson has been our Vice President and Chief Financial Officer and Secretary since January 1999. Before that, Mr. Johnson was EMJ’s Controller since February 1995 and was EMJ’s Assistant Controller since February 1994. Prior to that, Mr. Johnson was the Corporate Finance Manager for Severin Montres, Ltd. since 1991. Severin Montres, Ltd., owned by Gucci Group N.V., is the manufacturer and distributor of Gucci watches.

Frank D. Travetto.    Mr. Travetto has been our Vice President Merchandising since March 1997. Before that, Mr. Travetto was EMJ’s Vice President Western Region since 1996, EMJ’s Vice President Eastern Region from 1992 to 1996, and EMJ’s Division President, Canadian Operations from 1990 to 1992.

Kenneth L. Henry.    Mr. Henry has been our Vice President responsible for operating our Chicago and Quad Cities facilities since January 1998. Before that, Mr. Henry was EMJ’s Vice President Central Region since 1995. Before that, Mr. Henry was our Vice President Southern Region since 1992, and Vice President of the Kilsby-Roberts Division of EMJ from April 1990 to 1992.

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

Earl L. Mason.    Mr. Mason has been a director of EMJ and Holding since January 2002. Mr. Mason retired from Alliant Exchange (formerly the distribution business of Kraft Foods), after serving as Chief Executive Officer and President since April 1999. Before that, Mr. Mason was Senior Vice President and Chief Financial Officer of Compaq Computer Corporation from May 1996 to April 1999 and held the position of Senior Vice President and Chief Financial Officer of Inland Steel Industries from June 1991 to May 1996. Mr. Mason also served as Group Executive of Digital Equipment Corporation from June 1990 to June 1991 and as Chief Financial Officer of its European subsidiary from October 1987 to June 1990, and held various positions over 15 years at AT&T Corporation. Mr. Mason is also a director of Computer Horizons Corporation. Mr. Mason previously served as a director of the Eye Ticket Corporation.

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

John Rutledge.    Dr. Rutledge has been a director of EMJ and Holding since June 1992. Dr. Rutledge is the founder of Rutledge & Company, Inc., a merchant banking firm, and has been Chairman since January 1991. He is the founder of Claremont Economics Institute, and has been its chairman since January 1979. Dr. Rutledge is also a director of Amerindo Investment Advisers, Inc., Lazard Freres Funds, Strategic Optical Holdings, Inc. and StairMaster Sports/Medical Products, Inc.

Joseph S. Schuchert.    Mr. Schuchert has been a director of EMJ since March 1990, and a director of Holding since May 1990.  Mr. Schuchert has been Chairman and a director of Kelso & Companies, Inc. since March 1989 and was Chief Executive Officer from March 1989 to August 1997. Kelso & Companies, Inc. is the general partner of Kelso & Company.

Committees of the Board

Our By-Laws specifically provide that the Board may delegate responsibility to committees.  During fiscal 2003, the Board had two standing committees: an Audit Committee and an Executive Committee.  In fiscal 2003, the Audit Committee met three times and the Executive Committee did not meet.

Audit Committee

The members of the Audit Committee (Messrs.  Mason (Chairman), Marquard and Rutledge) are non-employee directors and, except for Mr. Marquard (who may be deemed to be affiliated with Kelso), are “independent” as defined under Section 301 of the Sarbanes–Oxley Act of 2002.   Based on Mr. Mason’s background and experience, our Board determined that he meets the definition of “financial expert” as required under Section 407 of the Sarbanes–Oxley Act of 2002 in connection with his services on the Audit Committee.

The Audit Committee and our Board have adopted a written charter (filed as Exhibit 10.22  to this report) under which the Audit Committee  serves the Company’s Board of Directors by providing oversight functions include:

•                  selecting, evaluating and, where appropriate, replacing the outside auditor;

•                  pre-approving all auditing services and permissible non-audit services provided to the company by the outside auditor;

•                  reviewing with the outside auditor and with management the proposed scope of the annual audit, past audit experience, the company’s program for the internal examination and verification of its accounting records and the results of recently completed internal examinations;

•                  reviewing any significant disagreements between management and the outside auditor in connection with the preparation of the financial statements; and

•                  discussing the quality and adequacy of the company’s internal controls with management, the internal auditors and the outside auditor.

The Audit Committee shall meet at least four times per year to carry out its responsibilities, including once to review the audit plan of the internal auditor, once to review the audit plan of the principal accountant, once to review the annual financial statements prior to issuance, and once to review the post-audit findings of the internal and independent auditors.

The Audit Committee has received reports and met and held discussions with management and the independent auditors.  The Audit Committee has reviewed and discussed our audited financial statements with management.  The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61.  The Audit Committee has received the written disclosures and letter from the independent auditors required by Independence Standards Board Standard No. 1, and has discussed with the independent auditors the independent auditor’s independence.

Based upon the Audit Committee’s review of our consolidated financial statements, their discussions with management and the independent auditors, and the representation of management that such financial statements were prepared in accordance with accounting principles generally accepted in the United States, the Audit Committee recommended that such financial statements be included in this Report on Form 10-K for the year ended March 31, 2003.

The Executive Committee

The members of the Executive Committee are Messrs. Roderick (Chairman), Nickell and Nelson.  The Executive Committee was delegated the authority to take any action that could be taken by the Board to the maximum extent permitted by Delaware General Corporation Law.  The Executive Committee did not meet or take any action by written consent in fiscal 2003.

Stockholders’ Agreement

Our By-laws provide for one to ten directors. Our board of directors currently consists of seven directors. Certain of Holding’s shareholders have agreed, pursuant to the Stockholders’ Agreement, dated as of September 14, 1990, as amended, or the “Stockholders’ Agreement,” that two directors will be designated by the Management Stockholders (as defined in the Stockholders’ Agreement), so long as they are reasonably acceptable to Kelso Investment Associates IV, L.P., or “KIA IV,” an affiliate of Kelso & Company, and that at least five directors will be designated by KIA IV. Mr. Nelson has been designated by the Management Stockholders. In addition, the holders of Series A Preferred Stock of Holding are entitled to designate one director pursuant to the terms of the Series A Preferred Stock and Mr. Mason is currently serving in that capacity. The Stockholders’ Agreement also provides that in the event of termination of employment, under certain circumstances, each Management Stockholder is entitled to sell, and Holding can require such a Management Stockholder to sell, their shares of Holding Common Stock to Holding at their appraised Fair Market Value (as defined in the Stockholders’ Agreement). The Stockholders’ Agreement expires on March 24, 2008.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth compensation for the three fiscal years ended March 31, 2003 for our Chief Executive Officer and our four most highly compensated executive officers as of March 31, 2003. Our officers receive no additional compensation for their services as officers of Holding.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards	All Other Compensation(3)
Name and Principal Position	Year	Salary	Bonus(1)	Securities Underlying Stock Options/SAR (2)
Maurice S. Nelson, Jr.	2003	$555,762	$374,388	—	$52,049
President, Chief Executive Officer and Chief Operating Officer	2002	555,762	270,738	—	47,150
	2001	555,844	2,374,014	—	152,594

Frank D. Travetto	2003	244,460	142,714	10,000	25,273
Vice President, Merchandising	2002	238,070	99,659	10,000	23,233
	2001	229,051	133,011	15,000	25,001

Kenneth L. Henry	2003	235,442	136,161	10,000	27,355
Vice President	2002	226,978	94,921	10,000	25,397
	2001	218,299	151,677	15,000	28,341

R. Neil McCaffery	2003	220,960	129,608	10,000	20,418
Executive Vice President	2002	212,600	90,182	10,000	18,220
	2001	206,352	120,343	15,000	19,515

James D. Hoffman	2003	222,497	129,608	10,000	19,588
Vice President	2002	214,137	90,182	10,000	17,313
	2001	205,955	120,343	15,000	18,531

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

(2)          Holding has granted executive officers options to purchase shares of Holding Common Stock at their fair market value on the date of grant. Mr. Nelson’s options have an exercise price of $5.41 per share; options granted to Messrs. Travetto, Henry, McCaffery and Hoffman in fiscal years 2003, 2002 and 2001 have an exercise price of $7.78, $8.16 and $7.31 per share, respectively. See “Holding Stock Option Plan” and “Stock Option Grants Table” below for further information.

(3)          Amounts shown include allocations to the accounts of each of the named officers of contributions made by us to our stock bonus plan and to our 401(a)(17) Supplemental Contribution Plan (“401(a)(17) Plan”) and of premiums paid by us for long-term disability and life insurance policies. The following allocations were made in fiscal 2003 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) stock bonus plan—$10,000, $10,000, $10,000, $10,000, and $10,000; (ii) 401(a)(17) Plan—$36,220, $9,261, $8,372, $7,483 and $7,483; (iii) long term disability—$4,509, $3,745, $6,779, $2,133 and $1,623; (iv) life insurance—$1,320, $2,267, $2,204, $802 and $482. The following allocations were made in fiscal 2002 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) stock bonus plan—$8,500, $8,500, $8,500, $8,500, and $8,500; (ii) 401(a)(17) Plan—$32,538, $8,180, $7,387, $6,593 and $6,593; (iii) long term disability—$4,509, $3,745, $6,779, $2,133 and $1,623; (iv) life insurance—$1,603, $2,808, $2,731, $994 and $597. The following allocations were made in fiscal 2001 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) stock bonus plan—$8,500, $8,500, $8,500, $8,500, and $8,500; (ii) 401(a)(17) Plan—$137,719, $9,398, $9,796, $7,694 and $7,694; (iii) long term disability—$4,509, $3,745, $6,779, $2,133 and $1,623; (iv) life insurance–$1,866, $3,358, $3,266, $1,188 and $714. The amounts in respect of life insurance represent the estimated value of the premiums paid by us on certain disability and life insurance policies covering each executive. Some of the policies are managed on a split-dollar basis and we will receive the premiums we paid from the proceeds of such insurance. In such cases the amount of the other compensation attributed to the executive was calculated by treating the premiums paid by us as a demand loan, and the amount of compensation is equal to the imputed interest expense on the cumulative outstanding premiums paid by us, assuming an interest rate equal to the short-term federal funds rate, from time to time. Amounts shown also include a discretionary bonus of $10,000 paid to Mr. Henry in fiscal 2001.

Holding Stock Option Plan

In fiscal 1998, Holding adopted the Earle M. Jorgensen Holding Company, Inc. Stock Option Plan, as amended, or the “Stock Option Plan.” Our board of directors or its Executive Committee is authorized to grant options under the Stock Option Plan. Stock options may be granted at not less than 100% of the fair market value of Holding Common Stock on the date of grant and are generally exercisable for a period not exceeding ten years. Option grants or the vesting of options may be contingent upon such terms and conditions, such as the achievement of performance measures or upon the passage of time, as our board or Executive Committee determines. Our board or Executive Committee will make grants under the Stock Option Plan to provide our executive officers and certain other managers with additional incentives for outstanding individual performance and the opportunity to acquire an ownership stake in the Company, thereby more closely aligning their interests with those of the stockholders.

We have the right, if the holders of options agree, to grant replacement options which may contain terms more favorable than the options they replace, such as a lower exercise price, and cancel the replaced options.

The aggregate number of shares of Holding Common Stock available for grants or subject to outstanding options, and the respective prices and/or vesting criteria applicable to outstanding options, will be proportionately adjusted to reflect any stock dividend on the Holding Common Stock, or any recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase the Holding Common Stock at a price substantially below its fair market value. To the extent deemed appropriate by our board or Executive Committee, subject to any required action by the stockholders, in any merger, consolidation, reorganization, liquidation, dissolution, or other similar transaction, any option granted under the Stock Option Plan shall pertain to the securities and any other property to which a holder of the number of shares of Common Stock covered by the option would have been entitled to receive in connection with such event.

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

The maximum number of shares of Holding Common Stock reserved for issuance under the Stock Option Plan is 2,500,000, subject to adjustment as provided in the Stock Option Plan to reflect certain corporate transactions affecting the number or type of outstanding shares.

Stock Option Grants Table

The following table sets forth certain information concerning stock options granted during fiscal 2003 by Holding to our Chief Executive Officer and our next four most highly compensated executive officers. In addition, there are shown hypothetical gains that could be realized for the respective options, based on assumed rates of annual compound price appreciation of 5% and 10% from the date the options were granted over the ten-year term of the options. The actual gain, if any, realized upon exercise of the options will depend upon the market price of Holding’s Common Stock relative to the exercise price of the option at the time the option is exercised. There is no assurance that the amounts reflected in this table will be realized.

Name	Options Granted in Last Fiscal Year Individual Grants
	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price /Sh.	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Maurice S. Nelson, Jr.	—	0%	N/A	N/A	N/A	N/A
Frank D. Travetto	10,000	8.3%	$7.78	7/31/2012	$48,928	$123,993
Kenneth L. Henry	10,000	8.3%	7.78	7/31/2012	48,928	123,993
R. Neil McCaffery	10,000	8.3%	7.78	7/31/2012	48,928	123,993
James D. Hoffman	10,000	8.3%	7.78	7/31/2012	48,928	123,933

(1)          Holding has not granted any stock appreciation rights. All the options shown above become exercisable on August 1, 2004. All outstanding stock options shall become fully exercisable and shall be cancelled and exchanged for cash in an amount equal to the excess of the Change in Control Price (as defined in the Stock Option Plan as defined below) over the exercise price, in the event of any transaction or series of transactions, other than a public offering, where a person or a group, excluding Holding, any of its subsidiaries and Kelso and its affiliates, is or becomes the beneficial owner, directly or indirectly, of securities representing 35% or more of the voting power of Holding’s then outstanding securities (an “SOP Change of Control”), unless the Executive Committee determines prior to the occurrence of such SOP Change of Control that such options shall be honored, or assumed or new rights (having substantially equivalent or better rights, terms and conditions and economic value) substituted therefor.

Aggregated Stock Option Exercises and Fiscal Year-End Stock Option Value Table

The following table sets forth certain information concerning stock options exercised during fiscal 2003 by the Chief Executive Officer and our next four most highly compensated executive officers, and the value of their unexercised stock options as of March 31, 2003.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Options at Fiscal Year-End	Value of In-the-Money Options at Fiscal Year-End(1)

Name

Shares Acquired on Exercise (#)

Value Realized ($)

Exercisable / Unexercisable

Exercisable/ Unexercisable

Maurice S. Nelson, Jr	—	—	1,320,000 /—	$3,128,400 / $—
Frank D. Travetto	—	—	75,000 / 20,000	$142,000 / $—
Kenneth L. Henry	—	—	75,000 / 20,000	$142,000 / $—
R. Neil McCaffery	—	—	75,000 / 20,000	$142,000 / $—
James D. Hoffman	—	—	75,000 / 20,000	$142,000 / $—

(1)          Holding is a private company and its stock is not publicly traded. The fair market value of Holding’s common stock underlying the options shown above is determined annually by a third-party appraiser. The value of in-the-money options shown above was calculated by subtracting the exercise prices from the most recent appraisal available which was $7.78 per share as of March 31, 2002.

Equity Compensation Plan Information As Of March 31, 2003

Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($/Sh.)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,136,500	$5.87	363,500
Equity compensation plans not approved by security holders	—	—	—
Total	2,136,500	$5.87	363,500

(1)          Includes 180,000 shares granted to non-employee directors under our Stock Option Plan.

Our Stock Bonus Plan

We maintain a stock bonus plan, or the “Plan,” in respect of our nonunion employees who meet certain service requirements. Since April 1, 1999 (when our employee stock ownership plan was amended and became a stock bonus plan), the amount of annual contributions is calculated as a percentage (as determined by our Board of Directors based on the achievement of EMJ performance objectives) of total cash compensation (as defined in the Plan) and may be made by us in cash or by Holding in shares of Holding capital stock. Participants become 20% vested in their account balances after one year of continuous service. Participants vest an additional 20% for each year of service thereafter and become fully vested at age 65 or upon completion of five years of service, retirement, disability or death. Following the occurrence of a participant’s termination of service (as defined in the Plan), retirement, disability, or death, the Plan is required to either distribute the vested balance in stock or cash. If stock is distributed, it is accompanied by a put option to Holding under terms defined in the Plan. At March 31, 2003, shares of Holding’s Series A and Series B Preferred Stock and Holding Common Stock owned by the Plan totaled 40,881, 27,068, and 2,875,443 shares, respectively. For the fiscal years ended March 31, 2001, 2002 and 2003, contributions payable to the Plan totaled $3.2 million, $2.8 million and $2.8 million, respectively. The contributions payable for fiscal years 2001, 2002 and 2003 have been paid in cash.

Although Holding has not expressed any intent to terminate the Plan, it has the right to terminate or amend the provisions of the Plan at any time. In the event of any termination, participants become fully vested to the extent of the balances in their separate accounts and receive put options with respect to Holding stock allocated to their accounts.

In 1984, 1985 and 1986, Kilsby purchased life insurance policies to provide, among other things, a separate source for funds to repurchase capital stock, including capital stock distributed by the Plan, from departing employees. Certain of these policies allow us to borrow against the cash surrender value of such policies. As of March 31, 2003, we have borrowed $165.0 million against the cash surrender value of such policies to fund renewal premiums, accrued interest on previous borrowings and working capital needs. The net cash surrender value available for future borrowings was approximately $9.3 million as of March 31, 2003. Our credit facility and other resources are also available, subject to certain limitations, to satisfy stock repurchase obligations as they arise. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

On March 8, 2002, we were sued by the DOL for alleged breaches of fiduciary duty by former members of our benefits committee in relying on the valuations of our common stock prepared by our independent appraiser and allegedly resulting in prohibited transactions. This matter was settled in January 2003.  Among other things, the settlement prohibits us from making further common stock contributions to the Plan.  We refer you to “Item 3. Legal Proceedings.”

Supplemental Plan

In fiscal 1996, we adopted a supplemental contribution plan, or the “Supplemental Plan,” for contributions not allowed under our Plan pursuant to limitations of Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended. Participants in the Supplemental Plan include certain highly compensated employees and other employees who are not eligible to participate in the Plan. Contributions payable, vesting and distributions under the Supplemental Plan are comparable with those under the Plan. Contributions under the Supplemental Plan are made in cash and are held in an irrevocable trust. For the fiscal years ended March 31, 2001, 2002 and 2003, contributions payable totaled $0.2 million, $0.1 million and $0.1 million, respectively.

Management Incentive Compensation Plan

Effective April 1, 1997, we adopted a new Management Incentive Compensation Plan (the “Incentive Plan”). The Incentive Plan provides for payment of cash bonuses to senior executives and other key management employees based on the achievement of certain operating profit and cash flow objectives determined by our Board of Directors or Executive Committee. Bonuses awarded are based on a sliding scale based on the percentage of the objectives achieved. No bonus is payable unless at least 80% of the objectives are achieved, and the maximum bonus would be awarded for achievement of 150% or more of the established objectives. In addition, our Chief Executive Officer may award bonuses from a discretionary pool for exemplary service. The board of Directors ratified bonuses pursuant to the Incentive Plan aggregating $5.9 million in fiscal 2001, $4.0 million in fiscal 2002 and $5.6 million in fiscal 2003.

Compensation Committee Interlocks and Insider Participation

David M. Roderick, Frank T. Nickell and Maurice S. Nelson, Jr. are members of the Executive Committee, which serves as our compensation committee.

Affiliates of Kelso & Company beneficially own shares of the capital stock of Holding as described under “Item 12. Security Ownership of Certain Beneficial Owners and Management.” Mr. Nickell is a stockholder of Kelso and a general partner of Kelso Partners I, L.P., or “KP I,” Kelso Partners III, L.P., or “KP III,” and Kelso Partners IV, L.P., or “KP IV.” KP I, KP III and KP IV are the general partners of Kelso Investment Associates, Limited Partnership, or “KIA I,” KIA III-Earle M. Jorgensen, L.P., or “KIA III-EMJ” and KIA IV, respectively. Mr. Nickell is a director of Holding and the Company and shares investment and voting power with respect to shares of the capital stock of Holding held by KIA I, KIA III-EMJ and KIA IV as described under “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

In connection with the Acquisition, we agreed to pay Kelso & Company an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. However, no such annual fee was payable for fiscal years 2001, 2002 and 2003 and other expenses paid to Kelso & Company in fiscal years 2001, 2002 and 2003 were not significant.  Holding has issued to KIA IV two warrants, entitling KIA IV to purchase 2,937,915 shares of Holding Common Stock in the aggregate at a purchase price of $.01 per share.

Beginning April 1, 1998, and on each subsequent April 1, ending April 1, 2001, in consideration for his service as a director, Chairman of the Company’s Executive Committee and Chairman of the Board, the Company granted Mr. Roderick options to purchase 20,000 shares of Holding Common Stock at a purchase price equal to the fair market value as established by the most recent appraisal available at the date of grant. For the grants issued April 1, 2000 and 2001, the grant prices were $5.51 per share and $7.31 per share, respectively. From April 1, 2002, Mr. Roderick has received an annual retainer of $30,000 for such services, payable quarterly.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our Common Stock

All of our issued and outstanding voting stock, consisting of 128 shares of common stock, is owned by Holding.

Capital Stock of Holding

The following table describes the beneficial ownership of shares of Holding Common Stock and Series A Preferred Stock as of March 31, 2003, by all stockholders of Holding known to be beneficial owners of more than 5% of any such class, by each of our directors and executive officers named in the Summary Compensation Table and by all directors and executive officers as a group as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended. As of March 31, 2003, 27,081 shares of Series B Preferred Stock of Holding were issued, of which 27,068 were owned by the stock bonus plan.

Name and Address of Beneficial Owner	Number of Shares of Common Stock		Percentage of Shares of Common Stock Outstanding(a)		Number of Shares of Series A Preferred Stock		Percentage of Shares of Series A Preferred Stock Outstanding(b)
Kelso Investment Associates, IV, L.P.(c)	9,462,475	(d)	64.9	%(d)	0		0.0%
KIA III—Earle M. Jorgensen, L.P.(c)	1,704,740		14.6%		0		0.0%
Joseph S. Schuchert(c)	11,167,215	(d)(e)	76.6	%(d)(e)	24,519	(f)	37.4	%(f)
Frank T. Nickell(c)	11,187,714	(d)(e)	76.8	%(d)(e)	24,519	(f)	37.4	%(f)
Michael B. Goldberg(c)	9,462,475	(d)(e)	64.9	%(d)(e)	0		0.0%
George E. Matelich(c)	11,172,215	(d)(e)	76.7	%(d)(e)	24,519	(f)	37.4	%(f)
Thomas R. Wall, IV(c)	11,172,215	(d)(e)	76.7	%(d)(e)	24,519	(f)	37.4	%(f)
Frank K. Bynum(c)	11,167,215	(d)(e)	76.6	%(d)(e)	0		0.0%
David I. Wahrhaftig(c)	11,167,215	(d)(e)	76.6	%(d)(e)	0		0.0%
Philip E. Berney(c)	11,167,215	(d)(e)	76.6	%(d)(e)	0		0.0%
Maurice S. Nelson(g)	1,320,000	(l)	11.3	%(l)	0		0.0%
Frank D. Travetto(g)	87,000	(l)	0.7	%(l)	0		0.0%
Kenneth L. Henry(g)	94,000	(l)	0.8	%(l)	704		1.1%
R. Neil McCaffery(g)	80,000	(l)	0.7	%(l)	0		0.0%
James D. Hoffman(g)	75,000	(l)	0.6	%(l)	0		0.0%
David M. Roderick(g)	134,000	(l)	1.2	%(l)	0		0.0%
John Rutledge(h)	45,000	(l)	0.4	%(l)	0		0.0%
William A. Marquard(m)	50,000	(l)	0.4	%(l)	0		0.0%
Earl L. Mason(g)	0		0.0%		0		0.0%
Earle M. Jorgensen Company Stock Bonus Plan(g)	2,853,432	(i)	24.5	%(i)	39,943	(i)	60.9	%(i)
All directors and executive officers of the Company as a group	1,955,499	(j)(l)	16.8	%(j)(l)	704	(k)	1.1	%(k)

(a)          The percentage of shares of Holding Common Stock outstanding for KIA IV, and Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney was calculated assuming the total outstanding shares of Holding Common Stock was 14,574,759, (i) including shares of Holding Common Stock which would be outstanding assuming KIA IV exercised the two Warrants referred to in note (d) below in succession and there have been no other dilution events prior to such exercise, and (ii) excluding 2,136,500 shares subject to stock options referred to in note (l) below. The percentage of shares of Holding Common Stock outstanding for all other holders was calculated assuming the total outstanding shares of Holding Common Stock was 11,636,844, excluding shares subject to stock options and shares issuable upon the exercise of the Warrants held by KIA IV as of March 31, 2003.

(b)         The percentage of shares of Series A Preferred Stock outstanding was calculated assuming the total outstanding shares of Series A Preferred Stock was 65,641, excluding 181,905 shares of Series A Preferred Stock held in the Holding treasury as of March 31, 2003.

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

(g)         The business address of such person(s) or entity is 3050 East Birch Street, Brea, California, 92821.

(h)         The business address for Dr. Rutledge is 15 Locust Avenue, New Canaan, Connecticut, 06840.

(i)             Excludes 22,011 shares of Holding Common Stock and 939 shares of Series A Preferred Stock held by our stock bonus plan in directed accounts that are deemed to be beneficially owned by any of the directors or executive officers or other of our employees.

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

(l)             Includes shares subject to stock options vested and exercisable as of March 31, 2003.

(m)       The business address of Mr. Marquard is 2199 Maysville Road, Carlyle, Kentucky  40311.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates of Kelso & Company beneficially own shares of the capital stock of Holding as described under “Security Ownership of Certain Beneficial Owners and Management.” Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney are indirect stockholders of Kelso & Company and general partners of KP I (other than Messrs. Goldberg, Bynum, Wahrhaftig and Berney), KP III (other than Mr. Goldberg) and KP IV. KP I, KP III and KP IV are the general partners of KIA I, KIA III-EMJ and KIA IV, respectively. Messrs. Schuchert and Nickell are directors of Holding and EMJ. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

EMJ, Holding and Kelso and its affiliates entered into certain agreements in connection with the Acquisition. Such agreements and transactions are described under “Item 11. Executive Compensation—Compensation Committee Interlocks and Insider Participation.”

KIA IV is the holder of two Holding warrants which are described under “Item 11. Executive Compensation—Compensation Committee Interlocks and Insider Participation.”

On each April 1, from 1998 through 2001, in consideration for his service as a director, Chairman of the Company’s Executive Committee and Chairman of the Board, the Company granted Mr. Roderick options to purchase 20,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant. From April 1, 2002, Mr. Roderick has been paid an annual retainer of $30,000, payable quarterly for his services as Chairman and a member of our board of directors.

Item 14.	CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation was carried out by our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, of the effectiveness of disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed by the Company in the reports filed or furnished by us under the Securities Exchange Act of 1934, as amended, was gathered, analyzed and reported or otherwise made known to them and other members of management, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls, or in other factors that could significantly affect these controls, subsequent to the date the evaluation was completed.

Notwithstanding the foregoing, the Company has engaged an independent contractor to review its systems of disclosure controls and procedures, including internal control over financial reporting, in preparation for management’s assessment and the independent auditor’s attestation regarding the effectiveness of our internal control over financial reporting as of March 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Such review is ongoing and the work of the contractor is being reviewed and monitored by the Audit Committee of our Board of Directors.

We have adopted a code of ethics for our Chief Executive Officer, as principal executive officer, and our Chief Financial Officer and Controller, as our senior financial officers, pursuant to Section 406 of the Sarbanes–Oxley Act of 2002.  We have filed such code of ethics document as Exhibit 10.22 to this Annual Report on Form 10-K and will provide a copy to any person without charge upon written request to our Secretary.

Item 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has implemented policies and procedures for the pre-approval of all audit, audit-related and tax services for the Company, which meets the requirements under the Sarbanes-Oxley Act of 2002.  The Audit Committee has pre-approved certain audit, audit-related, tax and permitted non-audit services to be performed by our independent auditors, Ernst & Young LLP.  These pre-approved services include the annual audit and quarterly reviews of our consolidated financial statements and the Company’s periodic filings with the SEC; annual audit and related filings for the Company’s 401(k) plan, stock bonus plan and Hourly Pension Plan; review of federal and state income tax returns and review of Form 5500s.  The Audit Committee has provided the Audit Committee Chair with the authority to approve up to $50,000 of other audit, audit-related and non-audit services, subject to ratification of the Audit Committee.  Additionally, the Audit Committee has directed Ernst & Young LLP not to perform any services for the Company that are specifically prohibited by the Sarbanes-Oxley Act of 2002.

Fees pre-approved by the Audit Committee for audit and non-audit services conducted by the Company’s independent auditor for each of the last two fiscal years are as follows:

Type	Description of Services	Fiscal 2002%		Fiscal 2003%
Audit	Audit and review of consolidated financial statements included in Form 10-K and Form 10-Q, respectively	$519,000	81.1	$594,000	64.4
Audit-Related	Audits of employee benefit plans; review of Form 5500s	59,000	9.2	60,000	6.5
Tax	Review of income tax returns; consultation related to IRS inquiries and audits	62,000	9.7	73,000	7.9
All Other	Review of debt offering for Senior Secured Notes	—	—	195,000	21.2
		$640,000	100.0	$922,000	100.0

PART IV

Item 16.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

See “Index to Audited Consolidated Financial Statements” (page F-1).

(a)(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts and Reserves (page S-2)

All other schedules have been omitted because the information is not applicable or is not material or because the information required is set forth in the financial statements or the notes thereto.

(a)(3) Exhibits.

See “Index to Exhibits” for listing of those exhibits included in this filing.

(b)                   Reports on Form 8-K.

We furnished a report on Form 8-K on May 1, 2003 under Item 12 announcing our results of operations and financial position as of and for the three month period and fiscal year ended March 31, 2003.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*

Certificate of Incorporation of the Company.  Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 as filed on January 15, 1993 (Registration No. 33-57134) (the “Company’s 1993 Registration Statement”).

3.2*	By-laws of the Company. Incorporated by reference to Exhibit 3.2 of the Company’s 1993 Registration Statement.

4.1*	Form of Restructuring Agreement among Holding, the Company and KIA IV. Incorporated by reference to Exhibit 4.25 of Amendment No. 3 to the Company’s 1993 Registration Statement (“Amendment No. 3”).

4.2*

Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of March 24, 1998. Incorporated by reference to Exhibit 4.8 of the Company’s 1998 Form 10-K.

4.3**	Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of May 22, 2002.

4.4**	Second Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of May 22, 2002.

4.5**	Third Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of June 28, 2002.

4.6**	Fourth Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of September 30, 2002.

4.7**	Fifth Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of December 31, 2002.

4.8*

Second Amended and Restated Credit Agreement dated as of March 3, 1993, amended and restated as of March 24, 1998, and further amended and restated as of April 12, 2002 (the “Credit Agreement”), among the Company, Holding, Various Financial Institutions, BT Commercial Corporation, as Agents (the “Agent”), and Deutsche Bank Alex. Brown Incorporated, as Lead Arranger and Sole Book Runner.  Incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement on Form S-4 as filed on July 3, 2002 (Registration No. 333-91866) (the “Company’s 2002 Registration Statement”).

4.9*	Form of Indenture with respect to EMJ’s 93/4% Senior Secured Notes due 2012. Incorporated by reference to Exhibit 4.17 of the Company’s 2002 Registration Statement.

4.10*	Form of certificate for EMJ’s 93/4% Senior Secured Notes, Series A, $248,435,000. Incorporated by reference to Exhibit 4.18(a) of the Company’s 2002 Registration Statement.

4.11*	Form of certificate for EMJ’s 93/4% Senior Secured Notes, Series A, $1,565,000. Incorporated by reference to Exhibit 4.18(b) of the Company’s 2002 Registration Statement.

4.12*

Purchase Agreement, dated as of May 17, 2002, among EMJ, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc., for an aggregate of $250,000,000 in principal amount of EMJ’s 93/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.19 of the Company’s 2002 Registration Statement.

4.13*

Registration Rights Agreement, dated as of May 17, 2002, among EMJ, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc. Incorporated by reference to Exhibit 4.20 of the Company’s 2002 Registration Statement.

4.14*

First Amendment to the Credit Agreement and Consent, dated as of May 22, 2002, and entered into by and among Earle M. Jorgensen Holding Company, Inc., EMJ, the banks and other financial institutions signatory thereto and Deutsche Bank Trust Company Americas, as Agent. Incorporated by reference to Exhibit 4.21 of the Company’s 2002 Registration Statement.

4.15*

Security Agreement, dated as of May 22, 2002, and entered into by and among the Company and other Grantors signatory thereto and The Bank of New York, as trustee. Incorporated by reference to Exhibit 4.22 of the Company’s 2002 Registration Statement.

4.16*

Intercreditor Amendment, dated as of May 22, 2002, and entered into by and among The Bank of New York, as Trustee under the Indenture with respect to EMJ’s 93/4% Senior Notes, and Deutsche Bank Trust Company Americas, as Agent under the Credit Agreement. Incorporated by reference to Exhibit 4.23 of the Company’s 2002 Registration Statement.

10.1*

Stockholders Agreement, amended and restated as of September 14, 1990, among Holding, KIA III-EMJ, KIA IV, Kelso Equity Partners II, L.P. and the Management Stockholders and Other Investors named therein.  Incorporated by reference to Exhibit 4.1 of Holding’s Post-Effective Amendment No. 1 to the Form S-1 Registration Statement as filed with the Commission on October 12, 1990 (Registration No. 33-35022) (“Holding’s Post-Effective Amendment No. 1 to the 1990 Form S-1”).

10.2*	Amendment to the Stockholders Agreement, dated as of January 20, 1992. Incorporated by reference to Exhibit 10.2 of the Company’s 1993 Registration Statement.

10.3*	Amendment to the Stockholders Agreement, dated as of September 30, 1994. Incorporated by reference to Exhibit 10.41 to Amendment No. 1 to Holding’s 1994 Registration Statement.

10.4**	Third Amendment to the Stockholders Agreement, dated as of July 23, 1998.

10.5*

Services Agreement, between Acquisition and Kelso, dated March 19, 1990.  Incorporated by reference to Exhibit 10.2 of Holding’s Registration Statement on Form S-1 as filed May 30, 1990 with the Commission (Registration No. 33-35022) (“Holding’s 1990 Registration Statement”).

10.6*	Holding’s ESOP Trust Agreement. Incorporated by reference to Exhibit 10.32 of Holding’s 1991 Form 10-K.

10.7*

Lease and Agreement, dated as of August 1, 1991, between Advantage Corporate Income Fund L.P. and the Company, relating to the sale and lease-back of Kilsby’s Kansas City, Missouri property.  Incorporated by reference to Exhibit 10.30 of the Company’s 1993 Registration Statement.

10.8*

Lease and Agreement, dated as of September 1, 1991, between Advantage Corporate Income Fund  L.P. and the Company, relating to the sale and lease-back of the Cincinnati, Ohio property.  Incorporated by reference to Exhibit 10.31 of the Company’s 1993 Registration Statement.

10.9*

Industrial Building Lease, dated as of October 16, 1991, between Ira Houston Jones and Helen Mansfield Jones, Roderick M. Jones and Cherilyn Jones, Roger G. Jones and Norma Jean Jones, Robert M. Jones and Olga F. Jones and the Company, relating to the sale and lease-back of the Alameda Street property in Lynwood, California.  Incorporated by reference to Exhibit 10.32 of the Company’s 1993 Registration Statement.

10.10*

Stock Purchase Agreement, dated as of June 30, 1992, among Forge Acquisition Corporation, The Jorgensen Forge Corporation and the Company, relating to the sale of the Company’s Forge division.  Incorporated by reference to Exhibit 10.35 of the Company’s 1993 Registration Statement.

10.11*	Form of Management Agreement between the Company and Holding. Incorporated by reference to Exhibit 10.46 of Amendment No. 2 to the Company’s 1993 Registration Statement.

10.12*	Form of Tax Allocation Agreement between the Company and Holding. Incorporated by reference to Exhibit 10.47 of Amendment No. 3.

10.13*

Holding’s 401(a)(17) Supplemental Contribution Plan, effective April 1, 1994.  Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, Commission File No. 5-10065 for the fiscal year ended March 31, 1995 (the “Company’s 1995 Form 10-K”).

10.14*	Holding’s Deferred Compensation Plan, effective April 1, 1994. Incorporated by reference to Exhibit 10.55 to the Company’s 1995 Form 10-K.

10.15*	Form of Holding Incentive and Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.58 to the Company’s 1997 Form 10-K.

10.16*

Earle M. Jorgensen Company Management Incentive Compensation Plan. Incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 5-10065 for the fiscal quarter ended December 31, 1997.

10.17*

Earle M. Jorgensen Company Employee Stock Ownership Plan, as amended and restated effective as of April 1, 2001. Incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 1-7537 for the fiscal quarter ended December 31, 2002.

10.18*

First Amendment to the Earle M. Jorgensen Company Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of January 15, 2002. Incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 1-7537 for the fiscal quarter ended December 31, 2002.

10.19*

Second Amendment to the Earle M. Jorgensen Company Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of April 1, 2001. Incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 1-7537 for the fiscal quarter ended December 31, 2002.

10.20*

Third Amendment to the Earle M. Jorgensen Company Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of January 1, 2002. Incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q, Commission File No. 1-7537 for the fiscal quarter ended December 31, 2002.

10.21**	Fourth Amendment to the Earle M. Jorgensen Company Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of April 1, 2003.

10.22**	Audit Committee Charter as adopted on April 17, 2003.

12.1**	Statement of Computation of Number of Times Fixed Charges Earned.

14.1**	Code of Ethics for Senior Financial Officers and the Principal Executive Officer, effective as of March 31, 2003.

21**	Listing of the Company’s subsidiaries.

99.1**	Certification of Financial Reports by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2**	Certification of Financial Reports by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Previously filed.

**          Included in this filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brea, State of California, on the 24th of June, 2003.

EARLE M. JORGENSEN COMPANY

By	/s/ William S. Johnson
William S. Johnson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer) and Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures

	Title	Date

/s/ DAVID M. RODERICK	Chairman of the Board and Chairman	June 24, 2003
David M. Roderick	of the Executive Committee and Director

/s/ MAURICE S. NELSON, JR.	President, Chief Executive Officer and	June 24, 2003
Maurice S. Nelson, Jr.	Chief Operating Officer and Director

/s/ WILLIAM S. JOHNSON	Vice President and Chief Financial	June 24, 2003
William S. Johnson	Officer (Principal Financial and Accounting Officer) and Secretary

/s/ JOSEPH S. SCHUCHERT	Director	June 24, 2003
Joseph S. Schuchert

/s/ WILLIAM A. MARQUARD	Director	June 24, 2003
William A. Marquard

/s/ FRANK T. NICKELL	Director	June 24, 2003
Frank T. Nickell

/s/ JOHN RUTLEDGE	Director	June 24, 2003
Dr. John Rutledge

/s/ EARL L. MASON	Director	June 24, 2003
Earl L. Mason

CERTIFICATION OF FINANCIAL REPORTS

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Maurice S. Nelson, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of EARLE M. JORGENSEN COMPANY (“EMJ”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of EMJ as of, and for, the periods presented in this annual report;

4. EMJ’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for EMJ and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of EMJ’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. EMJ’s other certifying officer and I have disclosed, based on our most recent evaluation, to EMJ’s auditors and the audit committee of EMJ’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect EMJ’s ability to record, process, summarize and report financial data and have identified for EMJ’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in EMJ’s internal controls; and

6. EMJ’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003

/s/ Maurice S. Nelson, Jr.
Maurice S. Nelson, Jr.
President, Chief Executive Officer and Chief Operating Officer

CERTIFICATION OF FINANCIAL REPORTS

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William S. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K of EARLE M. JORGENSEN COMPANY (“EMJ”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. EMJ’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of EMJ’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. EMJ’s other certifying officer and I have disclosed, based on our most recent evaluation, to EMJ’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect EMJ’s ability to record, process, summarize and report financial data and have identified for EMJ’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in EMJ’s internal controls; and

6. EMJ’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003

/s/ William S. Johnson
William S. Johnson
Vice President, Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been or will be sent to security holders since the Company became subject to Section 15(d) of the Act.

EARLE M. JORGENSEN COMPANY

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder

Earle M. Jorgensen Company

We have audited the accompanying consolidated balance sheets of Earle M. Jorgensen Company as of March 31, 2002 and 2003, and the related consolidated statements of operations and comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the index at item 16(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earle M. Jorgensen Company at March 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California
May 16, 2003

EARLE M. JORGENSEN COMPANY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$21,300	$20,030
Accounts receivable, less allowance for doubtful accounts	89,279	97,292
Inventories	186,868	213,590
Other current assets	4,899	6,402
Total current assets	302,346	337,314
Net property, plant and equipment, at cost	111,243	113,037
Cash surrender value of life insurance policies	27,625	31,007
Debt issue costs, net of accumulated amortization	1,810	8,232
Other assets	974	1,151
Total assets	$443,998	$490,741

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$88,484	$119,815
Accrued employee compensation and related taxes	9,874	12,185
Accrued employee benefits	11,533	14,150
Accrued interest	8,079	16,186
Other accrued liabilities	6,751	2,993
Deferred income taxes	19,094	19,450
Current portion of long-term debt	3,595	2,330
Total current liabilities	147,410	187,109
Long-term debt	289,300	328,207
Deferred income taxes	16,292	15,936
Other long-term liabilities	6,782	7,505
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized; 128 shares issued and outstanding	—	—
Capital in excess of par value	70,871	35,284
Accumulated other comprehensive loss	(4,859)	(3,884)
Accumulated deficit	(81,798)	(79,416)
Total stockholder’s equity (deficit)	(15,786)	(48,016)
Total liabilities and stockholder’s equity	$443,998	$490,741

See accompanying notes.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended March 31,
	2001	2002	2003
Revenues	$1,059,681	$895,058	$919,927
Cost of sales	767,263	641,991	658,562
Gross profit	292,418	253,067	261,365

Expenses:
Warehouse and delivery	136,752	124,457	127,080
Selling	36,391	31,932	32,329
General and administrative	55,399	46,405	38,590
Total expenses	228,542	202,794	197,999
Income from operations	63,876	50,273	63,366
Interest expense, net	44,855	42,545	47,206
Excise tax imposed under IRS settlement	—	1,919	—
Income before income taxes and extraordinary item	19,021	5,809	16,160
Income tax expense	1,223	455	1,500
Net income before extraordinary item	17,798	5,354	14,660
Extraordinary item – loss on early retirement of debt	—	—	12,278
Net income	17,798	5,354	2,382
Other comprehensive income (loss):
Derivative—interest rate swap agreement	—	(2,925)	—
Foreign currency translation adjustment	(1,047)	(133)	1,200
Minimum pension liability	(23)	32	(3,150)
Comprehensive income	$16,728	$2,328	$432

See accompanying notes.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands, except share data)

			Capital in excess of par value	Accumulated other comprehensive loss	Accumulated deficit	Total

	Common Stock
	Shares	Amount
Balance at March 31, 2000	128	$—	$91,348	$(763)	$(104,950)	$(14,365)
Dividend to Parent	—	—	(5,514)	—	—	(5,514)
Foreign currency translation adjustment	—	—	—	(1,047)	—	(1,047)
Additional minimum pension liability	—	—	—	(23)	—	(23)
Net income	—	—	—	—	17,798	17,798
Balance at March 31, 2001	128	—	85,834	(1,833)	(87,152)	(3,151)
Dividend to Parent	—	—	(14,963)	—	—	(14,963)
Loss on interest rate swap agreement	—	—	—	(2,925)	—	(2,925)
Foreign currency translation adjustment	—	—	—	(133)	—	(133)
Additional minimum pension liability	—	—	—	32	—	32
Net income	—	—	—	—	5,354	5,354
Balance at March 31, 2002	128	—	70,871	(4,859)	(81,798)	(15,786)
Dividend to Parent	—	—	(35,587)	—	—	(35,587)
Reversal of loss on interest rate swap agreement recognized in net income	—	—	—	2,925	—	2,925
Foreign currency translation adjustment	—	—	—	1,200	—	1,200
Additional minimum pension liability	—	—	—	(3,150)	—	(3,150)
Net income	—	—	—	—	2,382	2,382
Balance at March 31, 2003	128	$—	$35,284	$(3,884)	$(79,416)	$(48,016)

See accompanying notes.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended March 31,
	2001	2002	2003
Operating activities:
Net income	$17,798	$5,354	$2,382
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item – loss on early retirement of debt	—	—	12,278
Depreciation and amortization	11,035	11,449	11,369
Amortization and write-off of debt issue costs included in interest expense	1,482	1,792	1,416
Accrued postretirement benefits	11	249	498
Gain on sale of property, plant and equipment	(44)	(36)	(183)
Provision for bad debts	1,651	2,434	2,649
Increase in cash surrender value of life insurance over premiums paid	(1,529)	(2,174)	(2,242)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(627)	15,510	(10,662)
Decrease (increase) in inventories	(13,564)	31,712	(26,722)
Decrease (increase) in other current assets	(884)	960	134
(Decrease) increase in accounts payable and accrued liabilities and expenses	24,414	(53,491)	40,608
Decrease (increase) in non-trade receivables	(1,035)	1,681	(1,637)
Other	(682)	(896)	1,086
Net cash provided by operating activities	38,026	14,544	30,974
Investing activities:
Additions to property, plant and equipment	(14,475)	(24,531)	(15,335)
Proceeds from the sale of property, plant and equipment	118	116	2,440
Premiums paid on life insurance policies	(1,364)	(1,461)	(1,335)
Proceeds from redemption of life insurance policies	673	1,124	195
Net cash used in investing activities	(15,048)	(24,752)	(14,035)
Financing activities:
Net borrowings (payments) under revolving loan agreements	(12,963)	25,111	(9,958)
Proceeds from issuance of senior debt	—	—	250,000
Repayment of term loan	—	—	(96,000)
Repayment of senior debt	—	—	(105,000)
Payment of debt issue costs	—	—	(10,669)
Other costs paid in connection with early retirement of debt	—	—	(9,596)
Other debt payments, net	(2,400)	(2,400)	(1,400)
Cash dividend to Parent	(5,514)	(14,963)	(35,587)
Net cash provided (used) in financing activities	(20,877)	7,748	(18,210)
Effect of exchange rate changes on cash	(3)	2	1
Net increase (decrease) in cash	2,098	(2,458)	(1,270)
Cash at beginning of year	21,660	23,758	21,300
Cash at end of year	$23,758	$21,300	$20,030

See accompanying notes.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation—Earle M. Jorgensen Company (the “Company”) became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (the “Parent”) as the result of a series of business combinations and mergers effective April 1, 1990.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Earle M. Jorgensen (Canada) Inc. (“EMJ (Canada)”) and Stainless Insurance Ltd., a captive insurance subsidiary (“EMJ (Bermuda)”). In fiscal years 2001, 2002 and 2003, EMJ (Canada) generated net income (loss) of $(605,000), $(325,000) and $1,153,000, respectively. In fiscal years 2001, 2002 and 2003, EMJ (Bermuda) generated net income (loss) of  $431,000, $(2,056,000) and $540,000, respectively, including investment income and intercompany fees. The loss in fiscal year 2002 was attributable to higher loss reserves established in connection with the Company’s self-insured workers compensation program. All significant intercompany accounts and transactions have been eliminated.

Company Background and Segment Information—The Company distributes a broad line of bar, tubing, plate and various other metal products and value added services through a network of 35 service centers and value-added processing operations strategically located throughout North America.  Metals products sold by the Company are purchased from various primary metal producers and suppliers, none of which provided more than 10% of the Company’s total purchases in fiscal year 2003.  The Company has over 35,000 customers, none of which represented more than 2% of the Company’s gross revenues in fiscal year 2003.

For financial reporting purposes, the Company operates in one reportable segment—the metals service center industry—as determined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”.

Reclassification—Certain amounts reported in prior years have been reclassified to conform to the 2003 presentation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates and judgments under different assumptions and conditions.

Revenue Recognition—The Company recognizes revenue associated with a sales order when product is shipped, title is passed and collectibility is reasonably assured.

Shipping and Handling Costs—Costs incurred in connection with shipping and handling the Company’s products are classified as warehouse and delivery expenses in the accompanying statements of operations.

Accounts Receivable and Concentration of Credit Risk—The Company sells the majority of its products throughout the United States and Canada. Sales to the Company’s recurring customers are generally made on open account terms while sales to occasional customers are made on a C.O.D. basis when collectibility is not assured. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. The Company establishes an allowance for potential credit losses based upon factors surrounding the credit risk for specific customers, historical trends and other information; such losses have been within management’s expectations, and were higher in fiscal year 2003 when compared to fiscal years 2002 and 2001. The Company’s allowance for doubtful accounts at March 31, 2002 and 2003 was $452,000 and $390,000, respectively. Management believes there are no significant concentrations of credit risk as of March 31, 2003.

Property, Plant and Equipment—Property, plant and equipment is recorded at cost. Additions, renewals and betterments are capitalized; maintenance and repairs, which do not extend useful lives, are expensed as incurred. Gains or losses from disposals are reflected in income and the related costs and accumulated depreciation are removed from the accounts. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of 10 to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Leasehold improvements are amortized over the terms of the respective leases.

The Company capitalizes certain costs incurred during the development of software used internally and amortizes such costs over their estimated useful lives. During fiscal years 2001, 2002 and 2003, such costs totaling $735,000, $414,000 and $220,000, respectively, were capitalized.

Long-lived assets, primarily land, buildings, leasehold improvements and certain equipment, used in operations or are expected to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, future plans for the operations, recent operating results and forecasted cash flows.  When indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets, the assets are written down and an impairment loss is recognized. There were no impairment losses recorded in fiscal years 2001, 2002, and 2003.

Debt Issue Costs—Debt issue costs are deferred and amortized to interest expense over the life of the underlying indebtedness. For the fiscal years ended March 31, 2001, 2002 and 2003, amortization of debt issue costs was $1,482,000, $1,792,000 and $1,416,000, respectively.  Accumulated amortization of debt issue costs was $6,292,000 and $1,263,000 at March 31, 2002 and 2003, respectively.

Stock-Based Compensation—Stock options granted to directors, officers and other key employees of the Company under the Parent’s stock option plan adopted in January 1997 are accounted for in accordance with APB No. 25. As all stock option grants were made at fair value on the date of grant, no compensation cost has been recognized by the Company for the fiscal years ended March 31, 2001, 2002 and 2003.  Had compensation expense for stock options granted been recorded based on the fair value method under SFAS No. 123, the effect on the Company’s net income for fiscal years 2001, 2002 and 2003 would have been as follows:

	2001	2002	2003
Net income, as reported	$17,798,000	$5,354,000	$2,382,000
Deduct: total stock-based compensation expense determined using fair value method for all awards, net of tax	(513,000)	(209,000)	(138,000)
Net income, as adjusted	$17,285,000	$5,145,000	$2,244,000

Income Taxes—The Company is included in the consolidated tax returns of Holding and calculates its tax provision as though it files on a separate basis. The consolidated tax liability of the Company and Parent is allocated to each of these entities pursuant to a Tax Allocation Agreement between the Company and Parent (“Tax Allocation Agreement”). Under the Tax Allocation Agreement, Parent pays all taxes and is reimbursed by the Company for the lesser of (i) the Company’s allocated portion of the taxes due, or (ii) the tax that would be payable if the Company filed its own returns.

The Company records deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities pursuant to SFAS No. 109, “Accounting for Income Taxes”, as though it files on a separate basis. Any differences in deferred taxes determined on a separate basis and the actual payments made or received under the Tax Allocation Agreement are accounted for as an equity adjustment between the Company and Parent. There were no such differences in fiscal year 2003. Deferred taxes are also recorded for the future benefit of Federal and state tax losses and tax credit carryforwards. Consistent with SFAS No. 109, a valuation allowance has been recognized for certain deferred tax assets, which management believes are not likely to be realized (see Note 6).

Foreign Currency Translation—The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Balance sheet accounts are translated using the year-end exchange rates while income statement amounts are translated using the average exchange rates for each year. Adjustments resulting from translation of foreign currency financial statements are included in accumulated other comprehensive loss in stockholder’s equity. Exchange gains and losses from foreign currency transactions are included in the consolidated statements of operations in the period in which they occur.  No significant exchange gains and losses were recorded during the three years ended March 31, 2003.

Cash and Statements of Cash Flows—Cash includes disbursements and deposits not yet funded by or applied to the Company’s Revolving Credit Facility as of a balance sheet date and cash and cash equivalents totaling $5,862,000 and $2,940,000 as of March 31, 2002 and 2003, respectively,  held by EMJ (Bermuda) in connection with providing insurance to the Company.  The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

For the years ended March 31, 2001, 2002 and 2003 cash paid for interest on borrowings was $43,137,000, $39,942,000 and $37,674,000, and net cash paid (refunded) for income taxes was $1,676,000, $403,000 and $(551,000), respectively.

Comprehensive Income—Components of the Company’s comprehensive income include foreign currency translation adjustments, additional minimum pension liability and accounting for certain derivatives.

Derivatives—Effective April 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which requires the Company to recognize all derivatives on the balance sheet at fair value. The change in fair value of derivatives that are not hedges must be recognized through income. If the derivative is a hedge, then depending on the nature of the hedge, any changes in fair value will be either offset against changes in the fair value of the hedged item, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has and may use derivative instruments to reduce interest rate risks (see Note 5). The Company does not hold or issue any derivative instruments for speculative or trading purposes.

Impact of Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (the “FASB”)  issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the Company’s disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” an interpretation of SFAS No. 5, 57, and 107 and the rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements in this interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The recognition and measurement provisions for FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The Company had no guarantees that were required to be disclosed in the consolidated financial statements for the year ended March 31, 2003. The adoption of the recognition and measurement provisions of this statement is not expected to have a material effect on the consolidated financial statements.

During June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002.  The adoption of this statement did not have an effect on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections,” which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4, which are effective for fiscal years beginning after May 15, 2002, require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented be reclassified if it does not meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Company is in the process of assessing the effect of adopting SFAS No. 145.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS No. 144 retains certain fundamental provisions of SFAS No. 121 including recognition and measurement of the impairment of long-lived assets to be held and used; and measurement of long-lived assets to be disposed of by sale. The adoption of this statement did not have a material effect on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations, “ which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

2.  Inventories

Substantially all inventories are held for sale at the Company’s service center locations and are valued at the lower of cost (using the last-in, first-out (LIFO) method) or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, inventories would have been lower by $8,432,000 and $11,786,000 at March 31, 2002 and March 31, 2003, respectively.

Any reduction of inventory quantities that liquidates LIFO inventories carried at costs lower or higher than costs prevailing in prior years may have a significant effect on the Company’s gross profit.  Such a reduction and liquidation occurred during fiscal year 2002 but did not have a significant effect on gross profit. There were no such reductions in fiscal years 2003 and 2001.

3.  Net Property, Plant and Equipment

Property, plant and equipment (including in-process costs for assets not yet placed in service) and accumulated depreciation at March 31, 2002 and 2003 consisted of the following:

	2002	2003
Land	$20,957,000	$18,867,000
Buildings and leasehold improvements	35,352,000	51,056,000
Machinery and equipment	105,247,000	118,166,000
In-process costs	21,539,000	6,807,000
	183,095,000	194,896,000
Less accumulated depreciation	71,852,000	81,859,000
Net property, plant and equipment	$111,243,000	$113,037,000

The in-process costs are primarily attributable to the expansion and automation of the Company’s Chicago facility, which became operational beginning in July 2002.  As of March 31, 2003, such costs include $5,826,000 (including $213,000 of capitalized interest).  Estimated remaining costs to be incurred in connection with this project total $2,307,000 and are expected to be paid during fiscal year 2004.

4.  Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company including certain current employees of the Company and its Parent. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company and predecessor companies. These policies are designed to provide cash to the Company to repurchase shares held by employees in the Company’s Stock Bonus Plan and shares held individually by employees upon the termination of their employment. Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by dividend income earned under the policies. Dividend income earned under the policies totaled $13,010,000, $13,521,000 and $17,156,000 in fiscal years 2001, 2002 and 2003, respectively, and is recorded as an offset to general and administrative expense in the accompanying statements of operations.

The Company has borrowed against the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on those policies and to fund working capital needs. Interest rates on borrowings under the life insurance policies are fixed at 11.76%. As of March 31, 2003, approximately $9,306,000 was available for future borrowings.

	Surrender value before loans	Loans Outstanding	Net cash surrender value
Balance at March 31, 2002	$174,943,000	$147,318,000	$27,625,000
Balance at March 31, 2003	195,976,000	164,969,000	31,007,000

Interest on cash surrender value borrowings totaled $14,398,000, $15,996,000 and $17,796,000 in fiscal years 2001, 2002 and 2003, respectively, and is included in net interest expense in the accompanying statements of operations.

5.  Long-Term Debt

Long-term debt at March 31, 2002 and 2003 consisted of the following:

	2002	2003
Revolving Loans (including $1,195,000 and $930,000 at March 31, 2002 and 2003, respectively, related to a Canadian facility)	$82,895,000	$72,937,000
93/4% Senior Secured Notes due June 1, 2012	—	250,000,000
Variable Rate Term Loan due March 24, 2004	96,000,000	—
91/2% Senior Notes due April 1, 2005	105,000,000	—
Industrial Development Revenue Bonds:
Payable in annual installments of $500,000 commencing June 1, 1998, interest at 9%	2,000,000	1,500,000
Payable in annual installments of $715,000 commencing December 1, 2004, interest at 5.25%	4,300,000	4,300,000
Payable in annual installments of $900,000 commencing September 1, 2000, interest at 8.5%	2,700,000	1,800,000
	292,895,000	330,537,000
Less current portion	3,595,000	2,330,000
	$289,300,000	$328,207,000

Aggregate maturities of long-term debt are as follows: $2,330,000 in fiscal year 2004; $2,115,000 in fiscal year 2005; $1,215,000 in fiscal year 2006; $72,722,000 in fiscal year 2007, $715,000 in fiscal year 2008 and $251,440,000 thereafter.

The fair value of the Senior Secured Notes at March 31, 2003 was $257,500,000 based on the quoted market prices as of that date. The carrying values of all other long-term debt and other financial instruments at March 31, 2003 approximate fair value.

On May 22, 2002, the Company completed the issuance and sale of 93/4% Senior Secured Notes due 2012 totaling $250,000,000, the proceeds from which were used to (i) redeem $105 million in aggregate principal amount of the outstanding 91/2% senior notes, plus call premium and accrued interest, (ii) prepay $96 million of the term loan plus accrued interest, and (iii) terminate the interest rate swap agreement. As a result of this refinancing transaction, the Company recorded an extraordinary loss of $12,278,000 related to the early retirement of debt, consisting of the call premium paid, a payment to terminate the interest rate swap agreement, the write-off of deferred financing costs, and certain other expenses incurred in connection with the refinancing transaction.  No tax benefit was recorded in connection with this loss due to the uncertainty in realizing the resulting deferred tax asset.

Credit Agreements

The Company’s revolving credit facility (“Credit Agreement”), allows maximum borrowings of $200 million, including letters of credit ($7,292,000 outstanding at March 31, 2003).  Borrowings under the Credit Agreement bear interest at a base rate (generally defined as the greater of bank’s prime lending rate or 1/2% over the Federal Funds Rate) plus 1.25% or the adjusted Eurodollar rate plus 2.50%.  At March 31, 2003, the bank’s prime lending rate was 4.25% and the Eurodollar rate was 1.30%. In addition, borrowings under the revolving loans are limited to an amount equal to 85% of eligible trade receivables (as defined) plus 55% of eligible inventories (as defined). Unused available borrowings under the revolving loans totaled $103,304,000 at March 31, 2003. The Credit Agreement matures on April 7, 2006 and is secured by a lien on all domestic inventory and accounts receivable of the Company.

Under the Credit Agreement, the Company is obligated to pay certain fees including an unused commitment fee of 0.5%, payable quarterly in arrears, and letter of credit fees of 2.50% per annum of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus issuance, fronting, amendment and other standard fees. The Company paid loan commitment fees totaling $423,000 in fiscal year 2001, $480,000 in fiscal year 2002, and $584,000 in fiscal year 2003.

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

The Company’s Canadian subsidiary maintains a one year renewable credit facility (the “Canadian Facility”) totaling CDN$8,600,000 including (i) a revolving credit facility of CDN$5,075,000, (ii) a term financial instruments facility of CDN$3,000,000 for hedging foreign currency and rate fluctuations (unused as of March 31, 2003), and (iii) a special credit facility for the issuance of a letter of guarantee up to CDN$525,000 in connection with the lease for the Toronto facility. Borrowings under the revolving credit facility are limited to an amount equal to 80% of eligible trade receivables (as defined) plus 40% of eligible inventories (as defined, and limited to CDN$1,500,000), are repayable on demand, and bear interest at the bank’s annual prime lending rate plus 0.50%. At March 31, 2003, the interest rate on the revolving credit facility was 5.25%. The revolving credit facility contains financial covenants in respect of maintenance of minimum equity and a debt-to-equity ratio (as defined) and has other restrictions similar to those under the amended Credit Agreement, as described above.

Senior Secured Notes

On May 22, 2002, the Company refinanced its 91\2 senior notes and variable rate term loan by issuing $250 million of 93/4% Senior Secured Notes due 2012.  The 93/4% Senior Secured Notes were issued at par and interest payments are made semi-annually on June 1 and December 1, commencing on December 1, 2002.  The 93/4% Senior Secured Notes are secured by a first-priority lien (subject to permitted liens) on substantially all of the Company’s existing and future acquired unencumbered property, plant and equipment and may be redeemed by the Company under certain conditions and with certain restrictions at varying redemption prices. The Indenture to the 93/4% Senior Secured Notes contains certain covenants which limit, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, investments and loans, dividends and other distributions, and certain transactions with affiliates.

Derivative Instrument

In June 1998, the Company entered into an interest rate swap agreement with Deutsche Bank Trust Company Americas (“DBTCA”) that effectively fixed the interest rate on the variable rate term loan at approximately 9.05% through June 2003 (the “Fixed Rate”). Such agreement required DBTCA to make payments to the Company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the three month London Interbank Offered Rate and 3.25% (“Floating LIBOR”) and the Fixed Rate, if the Floating LIBOR was greater than the Fixed Rate on a per diem basis. If Floating LIBOR was lower than the Fixed Rate, the Company was required to pay DBTCA an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. Under the provisions described above, net payments (receipts) in fiscal years 2001 and 2002 were $(721,000) and $2,248,000, respectively.  Because the interest rate swap agreement was terminated in May 2002 in connection with the prepayment of the Company’s term loan resulting from the issuance and sale of the 93/4% Senior Secured Notes described above, no quarterly settlements were required in fiscal year 2003.

The interest rate swap agreement was considered a highly effective cash flow hedge under the provisions of SFAS No. 133, as amended, which was adopted by the Company effective April 1, 2001. Under SFAS No. 133, the effective portion of gain or loss resulting from changes in the fair value of the interest rate swap agreement is reported in other comprehensive income while the ineffective portion is recognized in net income.  For the year ended March 31, 2002, a loss of $2,925,000 was recognized in other comprehensive income and a loss of $100,000 was recognized in net income. As of March 31, 2002, the interest rate swap agreement represented a long-term liability with a fair market value of $3,025,000, as calculated under the provisions of SFAS No. 133.  In connection with the issuance and sale of the 93/4% Senior Secured Notes, the Company paid $3,025,000 to terminate the interest rate swap agreement, which was recognized as part of the extraordinary loss of $12,278,000 related to the early retirement of debt.

Other

The Company’s industrial revenue development bonds were issued in connection with significant facility improvements or construction projects.

6.  Income Taxes

Significant components of the provision for income taxes attributable to continuing operations for the years ended March 31, 2001, 2002 and 2003 were as follows:

	2001	2002	2003
Current:
Federal	$774,000	$(49,000)	$435,000
State	692,000	492,000	492,000
Foreign	(243,000)	12,000	573,000
Total current	1,223,000	455,000	1,500,000
Deferred:
Federal	1,910,000	(3,277,000)	6,115,000
State	(60,000)	(482,000)	42,000
Valuation allowances	(1,850,000)	3,759,000	(6,157,000)
Total deferred	—	—	—
	$1,223,000	$455,000	$1,500,000

The reconciliation of the income tax provision differs from that which would result from applying the U.S. statutory rate as follows:

	2001	2002	2003
Expected tax at Federal statutory rate	$6,657,000	$2,033,000	$5,656,000
State franchise tax expense and capital taxes, net of Federal taxes	450,000	320,000	320,000
Expiration of capital loss carryforward	—	—	5,618,000
Net increase in cash surrender values of life insurance	(4,554,000)	(4,732,000)	(6,005,000)
Change in valuation allowance	(1,850,000)	3,759,000	(6,157,000)
Other	520,000	(925,000)	2,068,000
Income tax provision	$1,223,000	$455,000	$1,500,000

The change of $6,157,000 in the valuation allowance for deferred tax assets as of March 31, 2003 was due primarily to the expiration of a capital loss carryforward in fiscal year 2003.

Income before taxes consists primarily of income from the Company’s domestic operations. For fiscal years 2001, 2002 and 2003, the Company’s foreign operations, including the captive insurance subsidiary, generated pre-tax income (loss) of $(418,000), $(2,369,000) and $2,267,000, respectively.

Significant components of the Company’s deferred income tax assets and liabilities at March 31, 2002 and 2003 were as follows:

	2002	2003
Deferred tax liabilities:
Tax over book depreciation	$7,888,000	$7,709,000
Purchase price adjustments	36,879,000	35,846,000
Total deferred tax liabilities	44,767,000	43,555,000
Deferred tax assets:
Net operating loss and credit carryforwards	14,991,000	13,731,000
Capital loss carryforward	5,618,000	—
Workers compensation and other insurance accruals	3,165,000	3,011,000
Inventory and related reserves	4,512,000	4,105,000
Other	1,788,000	1,858,000
Valuation allowance for deferred tax assets	(20,693,000)	(14,536,000)
Net deferred tax assets	9,381,000	8,169,000
Net deferred tax liabilities	$35,386,000	$35,386,000

At March 31, 2003, the Company had net operating loss carryforwards of $30,202,000 for Federal income tax purposes and $15,323,000 for State income tax purposes. The Federal carryforwards resulted from the Company’s losses during 1993, 1996 and 2002, and expire in years 2008, 2011and 2022, respectively, while the State carryforwards were generated in various states over various years. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations. In addition, use of the Company’s net operating loss carryforwards and other tax attributes may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three year period subsequent to a loss year.  At March 31, 2003, the Company had an alternative minimum tax carryforward of approximately $2,116,000 which can be utilized over an  indefinite period of time.

On September 11, 2002, new tax laws were enacted in California that suspend the use of net operating tax carryforwards into years beginning on or after January 1, 2002 and 2003.  Accordingly, net operating losses generated in California in prior tax years cannot be used to offset the Company’s  taxable income for the years ending March 31, 2003 and 2004.  This suspension will not apply to tax years beginning on or after January 1, 2004 and did not have material impact on the Company’s results of operations for the year ended March 31, 2003.

The Company has not provided for taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be re-invested indefinitely.  If these earnings were distributed, foreign tax credits may become available under current tax law to reduce the resulting U.S. tax liability.

7.  Employee Benefit Plans

Stock Bonus Plan

The Company and its Parent have a Stock Bonus Plan (the “Plan”, formerly an employee stock ownership plan (“ESOP”) prior to April 1, 1999) which covers nonunion employees of the Company who meet certain service requirements. The cost of the Plan is borne by the Company through annual contributions to a trust in amounts determined by the Board of Directors. Prior to an agreement reached with the Department of Labor in January 2003 (see Note 8), contributions were made in cash or shares of the Parent’s stock as the Parent’s Board of Directors may from time to time determine. Participants vest at a rate of 20% per year of service and become fully vested at age 65 or upon retirement, disability or death. Upon the occurrence of a participant’s termination (as defined), retirement, disability, or death, the Plan is required to either distribute the vested balance in stock or to repurchase the vested balance for cash (as determined by the Benefits Committee). If stock is distributed, it is accompanied by a put option to the Parent under terms defined in the Plan. Shares of the Parent’s Series A and B preferred and common stock owned by the Plan totaled 40,881, 27,068 and 2,875,443 at March 31, 2003, respectively. For fiscal years ended March 31, 2001, 2002 and 2003, contributions payable to the Plan’s trust totaled $3,222,000, $2,831,000 and $2,772,000, which represented 5% of eligible compensation for each of the respective years. The contributions payable as of March 31, 2001, 2002 and 2003 have been or will be paid in cash. The Company recognizes the cost of the Plan as compensation expense with a corresponding amount reflected in its capital for the value of the Parent’s common stock contributed to the trust by the Parent, or as a dividend to Parent for contributions paid in cash.

The Company also has a supplemental stock bonus plan to include highly compensated employees and other employees, who are not eligible to participate in the Plan. Contributions payable, vesting and distributions in the supplemental plan are comparable to those under the Plan. Contributions under this supplemental plan are made in cash and are held in an irrevocable trust. For the fiscal years ended March 31, 2001, 2002 and 2003, contributions payable totaled $191,000, $76,000 and $78,000, respectively.

Although the Parent has not expressed any intent to terminate or amend the plan, it has the right to do so at any time. In the event of any termination, participants become fully vested to the extent of the balances in their separate accounts and come under the put options as previously discussed.

Pension Plans

The Company maintains a noncontributory defined benefit pension plan covering substantially all hourly union employees (the “Hourly Plan”). Benefits under the Hourly Plan are vested after five years and are determined based on years of service and a benefit rate that is negotiated with each union. The assets of the Hourly Plan for participants are held in trust and consist of bonds, equity securities and insurance contracts. The Company contributes at least the minimum required annually under ERISA. The Company also maintains an unfunded supplemental pension plan, which provides benefits to highly compensated employees; this plan has been frozen to include only existing participants (the “Supplemental Plan”).

Components of net pension benefit cost (credit) associated with the Company’s pension plans for fiscal years 2001, 2002 and 2003 are as follows:

	2001	2002	2003
Service cost of benefits earned during the period	$357,000	$433,000	$432,000
Interest cost on projected benefit obligation	760,000	784,000	843,000
Expected return on plan assets	(1,093,000)	(1,017,000)	(864,000)
Amortization of prior service cost	(111,000)	(95,000)	(47,000)
Recognized net (gain) loss	(230,000)	(66,000)	21,000
	$(317,000)	$39,000	$385,000

The following provides a reconciliation of the changes in the benefit obligation and fair value of plan assets, and the funded (unfunded) status of the pension plans for the years ended March 31, 2002 and 2003.

	2002	2003
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$11,536,000	$11,350,000
Service cost	433,000	432,000
Interest cost	784,000	843,000
Change in assumptions	—	1,414,000
Amendments	77,000	504,000
Benefit payments	(1,521,000)	(514,000)
Actuarial losses	41,000	37,000
Benefit obligation at end of year	11,350,000	14,066,000
Change in Plan Assets:
Fair value of plan assets at beginning of year	13,596,000	11,203,000
Actual return on assets	(938,000)	(1,434,000)
Benefit payments	(1,521,000)	(514,000)
Company contributions	93,000	92,000
Fees	(27,000)	(50,000)
Fair value of plan assets at end of year	11,203,000	9,297,000
Unfunded	(147,000)	(4,769,000)
Unrecognized prior service cost	(787,000)	(236,000)
Unrecognized net actuarial gain	(120,000)	3,658,000
Net amount recognized	$(1,054,000)	$(1,347,000)
Amounts recognized in balance sheets consist of:
Prepaid cost	$—	$—
Accrued benefit liability	(1,303,000)	(4,746,000)
Accumulated comprehensive loss-additional minimum liability	249,000	3,399,000
Net amount recognized	$(1,054,000)	$(1,347,000)
Weighted-average assumptions as of March 31:
Discount rate	7.25%	6.50%
Expected return on assets	8.25%	8.25%
Rate of compensation increase	—	—

In accordance with union agreements, the Company also contributes to multi-employer defined benefit retirement plans covering substantially all union employees of the Company. Expenses incurred in connection with these plans totaled $692,000, $1,015,000 and $1,295,000 in fiscal years 2001, 2002 and 2003, respectively.

Postretirement Benefit Plan

In addition to the Company’s defined benefit pension plans, the Company sponsors a defined benefit health care plan that provides postretirement medical and dental benefits to eligible full time employees and their dependents (the “Postretirement Plan”). The Postretirement Plan is fully insured, with retirees paying a percentage of the annual premium. Such premiums are adjusted annually based on age and length of service of active and retired participants. The Postretirement Plan contains other cost-sharing features such as deductibles and coinsurance. The Company recognizes the cost of future benefits earned by participants during their working careers, as determined using actuarial assumptions. Gains and losses realized from the remeasurement of the plan’s benefit obligation are amortized to income over three years.

Components of the net benefit cost associated with the Company’s Postretirement Plan for fiscal years 2001, 2002 and 2003 are as follows:

	2001	2002	2003
Service cost of benefits earned during the period	$174,000	$223,000	$249,000
Interest cost on projected benefit obligation	194,000	211,000	258,000
Recognized net gain	(357,000)	(185,000)	(9,000)
	$11,000	$249,000	$498,000

The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plan for the years ended March 31, 2002 and 2003.

	2002	2003
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$2,972,000	$3,271,000
Service cost	223,000	249,000
Interest cost	211,000	258,000
Change in assumptions	—	950,000
Benefit payments	(121,000)	(208,000)
Actuarial gains	(14,000)	(192,000)
Benefit obligation at end of year	3,271,000	4,328,000
Unfunded	(3,271,000)	(4,328,000)
Unrecognized prior service cost	—	—
Unrecognized net actuarial gain	(408,000)	358,000
Accrued benefit cost	$(3,679,000)	$(3,970,000)
Weighted-average assumptions as of March 31:
Discount rate	7.25%	6.50%
Healthcare cost trend rate	6.50%	12.00%

The healthcare cost trend rate of 12.0% used in the calculation of net benefit cost of the Postretirement Plan is assumed to decrease 1.0% per year to 6.0% for 2009 and remain at that level thereafter .

Assumed healthcare trend rates have a significant effect on the amounts reported for the Company’s Postretirement Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$78,000	$(66,000)
Effect on postretirement benefit obligation	567,000	(484,000)

8.    Commitments and Contingencies

Lease Commitments

The Company leases, under several agreements with varying terms, certain office and warehouse facilities, equipment and vehicles. Rent expense totaled $19,803,000, $21,353,000 and $21,657,000 for the years ended March 31, 2001, 2002 and 2003, respectively.  Sublease income for the years ended March 31, 2001, 2002 and 2003 was $117,000, $456,000 and $632,000, respectively.  Minimum rentals of certain leases escalate from time to time based on certain indices.

At March 31, 2003 the Company was obligated under non-cancellable operating leases for future minimum rentals as follows:

Fiscal year:
2004	$18,942,000
2005	16,724,000
2006	12,375,000
2007	8,431,000
2008	5,817,000
Thereafter	47,006,000
Sub -total	109,295,000
Less: Non-cancellable subleases	(8,494,000)
Net lease obligations	$100,801,000

Other Commitments

In connection with the 1990 merger, the Company agreed to pay Kelso & Companies, Inc. (“Kelso”), affiliates of which own the majority of Parent’s common stock, an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. The Company also agreed to indemnify Kelso and its affiliates against certain claims, losses, damages, liabilities, and expenses that may arise in connection with the merger. However, no such annual fee was payable for fiscal years 2001, 2002 and 2003 and other expenses paid to Kelso in fiscal years 2001, 2002 and 2003 were not significant.

Governmental Matters

The Internal Revenue Service (the “IRS”) conducted an audit of the Company’s employee stock ownership plan (the “Plan”) for the fiscal years ended March 31, 1992, through March 31, 1996, and issued a preliminary report to the Company in which the IRS asserted that certain contributions of stock by the Parent to the Plan violated provisions of the Internal Revenue Code because the securities contributed were not “qualifying employer securities” as defined by ERISA. In fiscal year 2002, this matter was settled without the Company admitting the allegations of the IRS, and the Company paid $1,919,000 of excise tax to the IRS.

The Department of Labor (the “DOL”) also investigated the same transactions involving the Plan.  In the course of its investigation, the DOL and its advisors reviewed the valuations of the Parent’s common and preferred stock prepared for the Plan and challenged the methodology used in preparing the valuations.

On March 8, 2002, the DOL sued the Company, the Parent, the Plan and former members of the Company’s benefits committee in the federal district court for the Central District of California. The DOL claims that the valuations of Parent’s common stock used to make annual contributions to the Plan in each of the years 1994 through 2000 contained significant errors that resulted in the common stock being overvalued, and that the failure of the members of our benefits committee to detect and correct the errors was a breach of their fiduciary duty under ERISA. As a result of the alleged overvaluations, the DOL contended that the contributions to the Plan were prohibited transactions under ERISA.  On January 27, 2003, the Company signed a settlement agreement with the DOL in connection with their lawsuit.  The key provisions of the agreement are as follows: (i) the Company is not required to make any payments under the agreement at this time; (ii) the Company is prohibited to make further common stock contributions to the stock bonus plan; (iii) the Company will continue to obtain annual appraisals of Parent stock using methodology consistent with prior appraisals, and use that appraised value as the purchase price for repurchases of common stock as it has done in the past, and; (iv) if the annual appraisal of the Company’s common stock is less than $4.25 per share, the Company shall pay a floor price of $4.25 per share in connection with the repurchase of common stock from departing employees for shares that were originally contributed to the stock bonus plan for the plan years 1994 through 2000.

If the Company pays the floor price in connection with the repurchase of common stock from departing employees, the agreement also allows the DOL to assess the Company a penalty equal to 20% of the amount calculated by multiplying the difference between the appraised value and the floor price by the number of shares repurchased at the floor price.

The Company does not believe the settlement will have a material impact on its financial condition or future results of operations, and we believe payments under the settlement, if any, will most likely be paid in immaterial amounts which will be spread over many years.

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

During fiscal years 2001, 2002 and 2003, expenditures made in connection with environmental matters totaled $207,000,  $97,000 and $194,000, respectively, principally for settlement of claims, and monitoring, remediation and investigation activities at sites with contaminated soil and/or groundwater and were expensed as incurred.  As of March 31, 2003, an accrual of $400,000 exists for future investigation and remediation expenditures related to the following pending environmental matters.

Forge (Seattle/Kent, WA).    In November 1998, the Company paid the purchasers of its former Forge facility and an off-site disposal site $2,250,000 as an indemnification settlement for liabilities related to the remediation of known contamination at the Forge facility. The Company continues to monitor the disposal site for environmental conditions in accordance with a consent decree issued by the Washington Department of Ecology (“Ecology”).  Annual costs associated with such monitoring are not significant, and the Company does not anticipate significant additional expenditures related to this matter.

The Forge property is located on the Lower Duwamish Waterway, which has been identified by the United States Environmental Protection Agency (“EPA”) as a Superfund Site (the “Duwamish Site”). Under the Federal Comprehensive Environmental Remediation, Compensation, and Liability Act (“CERCLA”), owners or operators of facilities that have released hazardous substances to the environment may be liable for remediation costs. Courts have held that such liability may be joint and several; however, in many instances, the costs are allocated among the parties, primarily based on their estimated contribution to the contamination. The EPA, along with Ecology, have entered into an Administrative Order of Consent (“AOC”) with four major property owners with potential liability for cleanup of the Duwamish Site that outlines tasks required to be completed to further investigate the nature and extent of the contamination and cleanup alternatives. In November 2001, the current owners of the Forge property notified the Company of a potential claim for indemnification for any liability relating to contamination of the Duwamish Site. The notification stated that the Forge facility, along with other businesses located along the Duwamish Site, are expected to be named as potentially responsible parties for contamination of the Duwamish Site and requested that the Company participate under a joint defense.

On February 6, 2003, the Company received a request from the EPA to sign an AOC under CERCLA to investigate certain areas of the Duwamish Site.  A preliminary cost of proposed work under the AOC ranges from $350,000 to $450,000, and is subject to approval by the EPA.  As of March 31, 2003, the Company accrued $400,000 for these costs that are expected to be incurred during fiscal year 2004.  On April 15, 2003, the Company signed a funding and participation agreement with the current owners of the Forge property, which requires it to fund 85% of costs to be incurred in connection with the investigation activities to be performed under the AOC.

The Company is continuing to evaluate this matter and remedies it may have, including insurance recoveries for any monies to be spent as part of the investigation or cleanup of the Duwamish Site. At this time, the Company cannot determine what ultimate liability it may have relating to this matter.

Union (New Jersey).    During fiscal year 1994, the Company was notified by the current owner that it has potential responsibility for the environmental contamination of a property formerly owned by a subsidiary and disposed of by such subsidiary prior to its acquisition by the Company. The prior owner of such subsidiary has also been notified of its potential responsibility. On March 27, 1997, the current owner of the property informed the Company that it estimated the cost of investigation and cleanup of the property at $875,000 and requested contribution to such costs from the Company and the prior owner. The Company has contested responsibility and commented on the cleanup plan and has not received any further demands or notifications. The Company does not have sufficient information to determine what potential liability it has, if any.

Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

Other

On April 22, 2002, the Company was sued by Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, alleging that the Company had conspired with other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor, which resulted in unspecified damages. The Company has answered the complaint denying all claims and allegations, and the parties are currently conducting discovery.  The Company will file a Motion for Summary Judgment prior to the commencement of the trial in March 2004.

The Company is involved in other litigation or legal matters in the normal course of business. In the opinion of management, these matters will be resolved without a material impact on the Company’s financial position or results of operations.

EARLE M. JORGENSEN COMPANY

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule Number	Description of Schedules*	Sequentially Numbered Page
Schedule II	Valuation and Qualifying Accounts and Reserves	S-2

*	All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

S-1

EARLE M. JORGENSEN COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A

Column B

Column C

Column D

Column E

Description	Balance at beginning of period	Charges to costs and expenses	Amounts charged off (net of recoveries)	Balance at end of period
Allowance for doubtful accounts
Year ended March 31, 2001	$416,000	$1,651,000	$(1,640,000)	$427,000
Year ended March 31, 2002	427,000	2,434,000	(2,409,000)	452,000
Year ended March 31, 2003	452,000	2,649,000	(2,711,000)	390,000

Reserve for inventory
Year ended March 31, 2001	$2,047,000	$1,385,000	$(1,201,000)	$2,231,000
Year ended March 31, 2002	2,231,000	2,705,000	(2,411,000)	2,525,000
Year ended March 31, 2003	2,525,000	2,321,000	(1,669,000)	3,177,000

S-2