Form 10-Q
period 2003-06-30
JORGENSEN EARLE M CO /DE/
filed 2003-08-01
CIK 54003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Outstanding common stock, par value $.01 per share, at July 31, 2003 - 128 shares

EARLE M. JORGENSEN COMPANY

PART  I - FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands, except per share data)

June 30, 2003

March 31, 2003

	(Unaudited)

ASSETS
Current assets:
Cash	$14,009	$20,030
Accounts receivable, less allowance for doubtful accounts of $690 and $390 at June 30, 2003 and March 31, 2003, respectively	104,068	97,292
Inventories	227,745	213,590
Other current assets	6,916	6,402
Total current assets	352,738	337,314

Property, plant and equipment, net of accumulated depreciation of $84,586 and $81,859 at June 30, 2003 and March 31, 2003, respectively	112,066	113,037
Net cash surrender value of life insurance policies	36,815	31,007
Debt issue costs, net of accumulated amortization	7,902	8,232
Other assets	1,169	1,151
Total assets	$510,690	$490,741

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$121,916	$119,815
Accrued employee compensation and related taxes	7,834	12,185
Accrued employee benefits	11,747	14,150
Accrued interest	14,879	16,186
Other accrued liabilities	6,276	2,993
Deferred income taxes	19,450	19,450
Current portion of long-term debt	3,850	2,330
Total current liabilities	185,952	187,109

Long term debt	344,799	328,207
Deferred income taxes	15,936	15,936
Other long-term liabilities	7,677	7,505

Stockholder’s equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized;128 shares issued and outstanding	—	—
Capital in excess of par value	35,284	35,284
Accumulated other comprehensive loss	(2,336)	(3,884)
Accumulated deficit	(76,622)	(79,416)
Total stockholder’s deficit	(43,674)	(48,016)
Total liabilities and stockholder’s equity	$510,690	$490,741

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended
	June 30, 2003	June 27, 2002
	(unaudited)

Revenues	$238,299	$225,133

Cost of sales	171,437	161,867

Gross profit	66,862	63,266

Expenses:
Warehouse and delivery	32,524	30,538
Selling	8,418	7,941
General and administrative	9,679	10,128
Loss on early retirement of debt	—	12,278
Total expenses	50,621	60,885

Income from operations	16,241	2,381

Interest expense, net	12,628	10,368

Income (loss) before income taxes	3,613	(7,987)

Income tax expense	819	348

Net income (loss)	2,794	(8,335)

Other comprehensive income	1,548	3,624

Comprehensive income (loss)	$4,342	$(4,711)

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended
	June 30, 2003	June 27, 2002
	(Unaudited)
Operating activities:
Net income (loss)	$2,794	$(8,335)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on early retirement of debt	—	12,278
Depreciation and amortization	2,800	2,741
Amortization of debt issue costs	330	452
Accrued postretirement benefits	188	120
Deferred income taxes	—	105
Gain on sale of property, plant and equipment	(1,137)	(17)
Provision for bad debts	574	409
Increase in cash surrender value of life insurance over premiums paid	(5,318)	(4,152)
Changes in operating assets and liabilities:
Accounts receivable	(7,350)	(13,927)
Inventories	(14,155)	(11,725)
Other current assets	(845)	(495)
Accounts payable and accrued liabilities and expenses	(2,677)	16,926
Non-trade receivable	331	(136)
Other	1,392	732
Net cash used in operating activities	(23,073)	(5,024)

Investing activities:
Additions to property, plant and equipment	(1,899)	(4,581)
Proceeds from the sale of property, plant and equipment	1,314	23
Premiums paid on life insurance policies	(1,198)	(1,198)
Proceeds from redemption of life insurance policies	708	—
Net cash used in investing activities	(1,075)	(5,756)

Financing activities:
Net borrowings under revolving loan agreements	18,612	162
Proceeds from issuance of senior debt	—	250,000
Repayments of term loan and senior debt	—	(201,000)
Payments of debt issue costs	—	(10,161)
Payments made upon early retirement of debt	—	(9,596)
Payments on other debt	(500)	(500)
Cash dividend to parent	—	(25,000)
Net cash provided by financing activities	18,112	3,905
Effect of exchange rate changes on cash	15	7
Net decrease in cash	(6,021)	(6,868)
Cash at beginning of period	20,030	21,300

Cash at end of period	$14,009	$14,432

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2003

1.                                       Basis of Presentation and Consolidation

The Earle M. Jorgensen Company (the “Company”) is a wholly owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (“Holding”).

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, including Earle M. Jorgensen  (Canada) Inc. and Stainless Insurance Ltd., a captive insurance subsidiary.  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2003 and the consolidated results of operations and comprehensive income and cash flows for the three months ended June 30, 2003 and June 27,  2002. The consolidated results of operations and comprehensive income for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.                                       Other Comprehensive Income

Other comprehensive income included foreign currency translation income of $1,548,000 and $699,000 for the three months ended June 30, 2003 and June 27, 2002, respectively.  In addition, the three months ended June 27, 2002 included the reversal of a loss of $2,925,000 relating to the Company’s interest rate swap agreement that was terminated in connection with a refinancing transaction in May 2002.

3.                                       Reclassification of Loss on Early Retirement of Debt

Effective April 1, 2003, the Company adopted SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4, require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented be reclassified and included in operating expenses if it does not meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Accordingly, the Company has reclassified a loss of $12,278,000 related to early retirement of debt that was previously reported as an extraordinary item in the first quarter ended June 27, 2002.

4.                                       Stock-Based Compensation

Stock options granted to directors, officers and other key employees of the Company under the Parent’s stock option plan adopted in January 1997 are accounted for in accordance with APB No. 25. As all stock option grants are made at fair value on the date of grant, no compensation cost is recognized by the Company.  Had compensation expense for stock options granted been recorded based on the fair value method under SFAS No. 123, the effect on the Company’s net income for the three months ended June 30, 2003 and June 27, 2002 would have been as follows:

	Three Months Ended
	June 30, 2003	June 27, 2002
Net income (loss), as reported	$2,794,000	$(8,335,000)
Deduct: total stock-based compensation expense determined using fair value method for all awards, net of tax	(31,000)	(42,000)
Net income (loss), as adjusted	$2,763,000	$(8,377,000)

5.                                       Impact of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards to determine how certain financial instruments are measured and classified in the statement of financial position.  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003.  This statement did not have an effect on the accompanying consolidated condensed financial statements.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Transaction,” which amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003.  This statement did not have an effect on the accompanying consolidated condensed financial statements.

Item 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Report on Form 10-Q includes both historical and forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” “will,” “should,” and similar expressions, we do so to identify forward-looking statements. Such statements are intended to operate as “forward looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. Forward-looking statements are subject to many uncertainties and other variable circumstances, many of which are outside of our control, that could cause our actual results and experience to differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, which are more fully discussed in our Registration Statement on Form S-4 filed on July 3, 2002, and our periodic reports filed with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, legal and governmental factors over which Earle M. Jorgensen Company has no control.  Accordingly, there is no assurance that the expectations reflected in such forward-looking statements will be realized.  We undertake no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

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

Our tonnage shipped during the first quarter of fiscal 2004 increased slightly when compared to the same period in fiscal 2003 due to increasing demand in certain key industries we serve, particularly in markets served by our Canadian operations.  We believe we are gaining market share through our core products strategy and excellent customer service, including our “on-time or free” delivery guaranty, and from productivity gains and other benefits realized from the expansion and automation of our Chicago facility, which was completed in June 2003.

However, we continue to be challenged to further increase our market share due to competitive forces and overall weak demand in the United States for our core products and services sold to customers in key industries we serve.  We believe that our well-balanced inventories, valued-added capabilities, aggressive marketing and unequaled customer service have and will continue to differentiate us in the marketplace and will position us to outperform the industry when an economic recovery occurs or as general economic conditions improve.  We do not expect a significant economic recovery to occur or economic conditions to dramatically improve during the remainder of fiscal 2004.

The following table provides a percentage breakdown of tonnage sold to our ten largest key industries for the three months ended June 30, 2003 and June 27, 2002:

	Three Months Ended
	June 30, 2003	June 27, 2002
Machine Tools	26.8%	26.7%
Industrial Equipment	8.8	8.9
Construction/Farm Equipment	8.1	8.6
Transportation	7.8	8.1
Metal Service Centers & Wholesale Trade	6.2	6.4
Fabricated Metal	6.2	7.0
Screw Machine Products	5.8	5.9
Fluid Power	4.9	4.6
Oil, Gas & Energy	4.3	4.0
Power Transmission Equipment	3.9	3.3
All Other Industries	17.2	16.5
Total	100.0%	100.0%

We continue to focus on improving business processes and reducing costs and believe our results reflect the benefits realized from improved productivity and from our ability to maintain cost structures that are aligned with the prevailing levels of business.  Our operating margin for the first three months of fiscal 2004 was 6.8%, compared to 6.5% for the same period in fiscal 2003, excluding the loss from early retirement of debt.  As of June 30, 2003, our total number of employees was 1,653, compared to 1,674 as of March 31, 2003 and 1,734 as of June 27, 2002.

Statement of Operations and Other Data

All information contained in the following table was derived from the historical financial statements for the first three months ended June 30, 2003 and June 27, 2002 included elsewhere herein.

	Three Months Ended,
(dollars in thousands)	June 30, 2003%		June 27, 2002%
Statement of Operations Data:
Revenues	$238,299	100.0%	$225,133	100.0%
Gross profit	66,862	28.1	63,266	28.1
Operating expenses excluding the loss on early retirement of debt	50,621	21.2	48,607	21.6
Loss on early retirement of debt	—	0.0	12,278	5.5
Income from operations	16,241	6.8	2,381	1.1
Net interest expense	12,628	5.3	10,368	4.6
Net income (loss)	2,794	1.2	(8,335)	(3.7)

Other Data:
EBITDA(1)	$19,041		$5,122
Capital expenditures	1,899		4,581
Net cash flows used in operating activities	(23,073)		(5,024)
Net cash flows used in investing activities	(1,075)		(5,756)
Net cash flows provided by financing activities	18,112		3,905

(1)                                  “EBITDA” represents net income (loss) before net interest expense, provision for income taxes and depreciation and amortization. Consistent with Item 10(e) of Regulation S-K, our EBITDA has not been adjusted to exclude any other non-cash charges or liabilities or any recurring or non-recurring items, such as accruals for postretirement benefits aggregating $188 and $120 for the three months ended June 30, 2003 and June 27, 2002, respectively.  In addition, our EBITDA for the three months ended June 27, 2002 has not been adjusted for a loss of $12,278 related to early retirement of debt.  We believe that EBITDA is commonly used as a measure of performance for companies in our industry and is frequently used by analysts, investors, lenders and other interested parties to evaluate a company’s financial performance and its ability to incur and service debt.   Our EBITDA is used by management as a performance measure to assess our financial results in connection with determining incentive compensation, and is also used by the independent appraisal firm in connection with their annual valuation of our equity.  While providing useful information, our EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with accounting principles generally accepted in the United States, and should not be construed as an indication of a company’s operating performance or as a measure of liquidity.

	Three Months Ended,
(dollars in thousands)	June 30, 2003	June 27, 2002
Reconciliation of EBITDA:
Net income (loss)	$2,794	$(8,335)
Depreciation and amortization	2,800	2,741
Net interest expense	12,628	10,368
Provision for income taxes	819	348
EBITDA	$19,041	$5,122
EBITDA Margin %	8.0%	2.3%

Results of Operations - Three Months Ended June 30, 2003 Compared To Three Months Ended June 27, 2002

Revenues. Revenues for the first quarter of fiscal 2004 increased 5.9% to $238.3 million, from $225.1 million for the same period in fiscal 2003.  Revenues from our domestic operations increased 4.8% to $222.6 million in the first quarter of fiscal 2004, from $212.4 million for the same period in fiscal 2003.  This increase was attributable to a 2% increase in tonnage shipped and a 4% increase in average selling prices when compared to the fiscal 2003 period.  Our domestic operations experienced increased demand in our core products and in key industries served, such as machine tools, oil and gas services and fluid power.   Revenues from our Canadian operations increased 23.6% to $15.7 million in the first quarter of fiscal 2004 from $12.7 million in the same period in fiscal 2003, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and overall stronger economic conditions.

Gross Profit. Gross profit for the first quarter of fiscal 2004 increased 5.7% to $66.9 million, from $63.3 million for the same period in fiscal 2003, while consolidated gross margins for both periods were 28.1%. Gross profit for the first quarters of fiscal 2004 and 2003 included no LIFO adjustments.  Gross profit from our Canadian operations was $3.6 million and gross margin was 22.9% during the first quarter of fiscal 2004, compared to $2.7 million and 21.3%, respectively, for the same period in fiscal 2003.

Expenses. Total operating expenses for the first quarter of fiscal 2004 increased 4.1% to $50.6 million (21.2% of revenues), from $48.6 million (21.6% of revenues), excluding a $12.3 million loss on early retirement of debt, for the same period in fiscal 2003. The increase in operating expenses generally reflects the changes in variable expenses impacted by higher tonnage shipped, rising prices for certain goods and services, particularly healthcare insurance and fuel, and an increase in expenses associated with added capacity, including depreciation, lease, maintenance, utilities, and property tax and insurance expenses.  These higher expenses were partially offset by a gain on sale of property and equipment, income attributable to our life insurance programs and benefits realized from ongoing cost reduction efforts and improved productivity, including those benefits associated with the recently completed expansion and automation of our Chicago facility.

Warehouse and delivery expenses for the first quarter of fiscal 2004 increased 6.6% to $32.5 million (13.6% of revenues), from $30.5 million (13.5% of revenues) for the same period in fiscal 2003. The increase in these expenses was attributable to higher depreciation, property tax accruals and insurance costs, and increased maintenance expenses, some of which were related to the expansion and automation of our Chicago facility, which became fully operational in June 2003.  In addition, the first quarter of fiscal 2004 included higher freight and shipping expenses, including fuel, and increased expenses for utilities and employee benefits, particularly healthcare insurance.  As of June 30, 2003, 1,006 employees were involved in warehouse and delivery activities, compared to 1,075 as of June 27, 2002.  This decrease in headcount was primarily attributable to reductions resulting from the automation of our Chicago facility.

Selling expenses for the first quarter of fiscal 2004 increased 6.3% to $8.4 million (3.5% of revenues), from $7.9 million (3.5% of revenues) for the same period in fiscal 2003. The increase resulted from higher compensation expense, including higher healthcare insurance.

General and administrative expenses for the first quarter of fiscal 2004 decreased 4.0% to $9.7 million (4.1% of revenues), from $10.1 million (4.5% of revenues) for the same period in fiscal 2003. The decrease resulted from higher income recognized in connection with our life insurance policies and a gain on sale of property and equipment, partially offset by higher provisions for bad debt and increased expenses for professional services and insurance.

Net Interest Expense. Net interest expense was $12.6 million during the first quarter of fiscal 2004 and $10.4 million during the same period in fiscal 2003.  Such amounts include interest related to our credit facilities, existing senior secured notes, senior notes, term loan, industrial revenue bonds and borrowings against the cash surrender value of certain life insurance policies we maintain, and the amortization of debt issue costs.

Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding those borrowings against the cash surrender value of certain life insurance policies) totaled $7.7 million for the first quarter of fiscal 2004, compared to $6.1 million for the same period in fiscal 2003.  The increase in interest expense is the result of the larger principal amount and higher interest rate on our existing 9¾% senior secured notes as compared to our 9½% senior notes and term loan which were redeemed and repaid in the first quarter of fiscal 2003.  Our average outstanding indebtedness during the first quarter of fiscal 2004 was $358.0 million, compared to $356.1 million for the same period in fiscal 2003. The weighted average interest rate on our indebtedness was 8.06% during the first quarter of fiscal 2004 versus 7.67% during the same period in fiscal 2003. During the three months ended June 30, 2003 and June 27, 2002, borrowings under our credit facility averaged $100.6 million and $92.8 million and the average interest rate on such borrowings was 4.22% and 5.44%, respectively.

Interest expense associated with borrowings against the cash surrender value of certain life insurance policies maintained was $4.9 million during the first quarter of fiscal 2004 period, compared to $4.3 million for the same period in fiscal 2003.

The interest rates on our existing senior secured notes and on the borrowings under the life insurance policies are fixed at 9.75% and 11.76%, respectively.  The interest rate on our credit facility is floating (3.76% as of June 30, 2003).

Income Taxes. Income tax expense for the first quarter of fiscal 2004 and 2003 included provisions for state franchise and foreign income taxes.  Federal tax provisions for the first quarter of fiscal 2004 and 2003 were offset by recognition of tax benefits associated with our loss carryforwards.

Loss on Early Retirement of Debt.  In the first quarter of fiscal 2003, we recognized a loss of $12.3 million in connection with the early retirement of our 9½% senior notes and term loan, which consisted of the call premium paid, a payment to terminate the interest rate swap agreement, the write-off of deferred financing costs, and certain other expenses incurred in connection with the refinancing transaction.  No tax benefit was recorded in connection with this loss due to the uncertainty in realizing the resulting deferred tax asset.

Liquidity and Capital Resources

Working capital increased to $166.8 million at June 30, 2003 from $150.2 million at March 31, 2003, primarily as the result of higher inventories.  During the first three months of fiscal 2004 our primary source of cash consisted of borrowings under our credit facility, $18.6 million.  Our primary uses of cash included funding operating actvities, $23.1 million, and capital expenditures, $1.9 million.

Cash used in operating activities was $23.1 million in the first three months of fiscal 2004, compared to $5.0 million in the same period of fiscal 2003.   The change was primarily attributable to timing of payments to vendors relative to changes in working capital assets during the respective periods.

For fiscal 2004, we have planned approximately $9.8 million of capital expenditures to be financed from internally generated funds and borrowings under our credit facility. Approximately $8.2 million is for facility improvements and expansions (including a commitment of approximately $2.3 million for the Chicago project) and routine replacement of machinery and equipment, and $1.6 million is for further additions and enhancements to our management information systems. During the first three months of fiscal 2004, we spent $1.9 million for planned capital expenditures, including $0.6 million for the Chicago project, which became fully operational in June 2003.

Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our credit facility, interest payments on our senior secured notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding’s Stockholders’ Agreement and our stock bonus plan, capital expenditures and principal and interest payments on our industrial revenue bonds.  As of June 30, 2003, principal payments required by our outstanding industrial revenue bond indebtedness amount to $0.9 million in fiscal year 2004, $2.1 million in fiscal year 2005, $1.2 million in fiscal year 2006, $0.7 million in fiscal years 2007 and 2008, and $1.5 million in the aggregate thereafter through fiscal year 2011.  Our credit facility will mature in April 2006 and we will not be required to make any principal payments on our senior secured notes until their maturity in fiscal year 2012.

As of June 30, 2003, we were in compliance with all covenants under our credit facility, including maintenance of minimum working capital and a fixed-charge coverage ratio.   However, based on our current expectations for the remainder of fiscal 2004, including the seasonal fluctuations in our industry during the next two quarters and our belief that current economic conditions will not dramatically improve during the remainder of fiscal 2004, there exists a possibility that we may not remain in compliance with our fixed-charge ratio covenant in the foreseeable future.  While we fully expect that we would receive an amendment to the credit facility or a waiver of the covenant from our bank syndicate, no assurance of receipt can be given.

As of June 30, 2003, our primary sources of liquidity were available borrowings of $93.1 million under our credit facility, available borrowings of approximately $13.7 million against certain life insurance policies we maintain and internally generated funds.  Borrowings under our credit facility are secured by domestic inventory and accounts receivable, and future availability is determined by prevailing levels of those assets.  Our 9¾% senior secured notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property, plant and equipment.  The life insurance policy loans are secured by the cash surrender value of the policies, are non-recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies.  For the first three months of fiscal 2004, dividend income earned under the policies totaled $3.6 million, compared to $4.2 million for the same period in fiscal year 2003 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of June 30, 2003, there was approximately $36.8 million of cash surrender value in all life insurance policies we maintain, net of borrowings.

In addition, our Canadian subsidiary has available its own credit facilities of up to CDN$8.6 million, including a revolving credit facility of CDN$5.1 million, a term financial instruments facility of CDN$3.0 million to be used for hedging foreign currency and rate fluctuations, and a special credit facility of CDN$0.5 million for letters of guaranty in connection with a lease for a newly constructed facility in Toronto. As of June 30, 2003, CDN$3.3 million (USD$2.5 million) was outstanding under the revolving credit facility and a letter of guaranty for CDN$0.5 million (USD$0.4 million) was issued.  None of the term financial instruments facility was used as of June 30, 2003.

Excluding the changes in borrowings under our credit facility, our commitments and contractual obligations as of June 30, 2003 did not materially change from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on our credit facility and 9¾% senior secured notes prior to their scheduled maturities in fiscal years 2007 and 2012, respectively; however, we anticipate that it will be necessary to replace or to refinance all or a portion of our credit facility and the senior secured notes prior to their respective maturities, although there can be no assurance on what terms, if any, we would be able to obtain such refinancing or additional financing. Our ability to make interest payments on our credit facility and the senior secured notes will be dependent on maintaining the level of performance reflected in the last twelve months, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Position and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates and judgments under different assumptions and conditions.  Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory reserves, pension and other postretirement benefits, insurance reserves, incentive compensation, contingencies and income tax accounting.   These critical accounting policies, which are fully discussed in our Annual Report on Form 10-K for the year ended March 31, 2003, have been consistently applied to the consolidated condensed financial statements included herein. There have been no material changes made to the critical accounting policies during the periods presented in the accompanying consolidated condensed financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At June 30, 2003 and March 31, 2003, no such financial instruments existed.  Our exposure to changing interest rates is limited to our revolving credit facility such that our results of operations and cash flows during the first three months of fiscal 2004 would have been impacted by approximately $0.3 million for each 1% increase or decrease in the applicable interest rate.

Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar.  Changes in the exchange rate of the Canadian dollar have not and are not expected to have a material impact on our results of operations and cash flows.  We estimate that a 10% change in the average exchange rate of the Canadian dollar during the first three months of fiscal 2004 would have impacted our results of operations by approximately $0.2 million.  Due to our product mix and the frequency of our buying and selling activities over normal business cycles, our exposure to changes in commodity prices is not considered material.

Item 4.  CONTROLS AND PROCEDURES

As of the end of each fiscal quarter, an evaluation is carried out by our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934). Based upon such evaluation as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is gathered, analyzed and reported or otherwise made known to them as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating such disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and they necessarily were required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.  There have been no significant changes in our internal controls, or in other factors that could significantly affect these controls, subsequent to the date the evaluation was completed.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           On July 29, 2003, our sole stockholder executed and delivered a written consent of stockholder.

(b)          The consent provided for the election of our Board of Directors, including the election of Mr. David I. Wahrhaftig as a new director, and the re-election of Mr. Earl M. Mason to our Board of Directors pursuant to the rights of the holders of Holding’s Series A 13% Cumulative Preferred Stock.  The consent also provided for the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2004.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31.1  Certification of Financial Reports by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Financial Reports by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of Financial Reports by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)            Reports on Form 8-K
We furnished a report on Form 8-K on July 31, 2003 under Item 12 announcing our results of operations and financial position as of and for the three month period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY

/s/ Maurice S. Nelson, Jr.
Date: August 1, 2003	Maurice S. Nelson, Jr.
President, Chief Executive Officer and Chief Operating Officer

/s/ William S. Johnson
Date: August 1, 2003	William S. Johnson
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)