Form 10-Q
period 2003-09-29
JORGENSEN EARLE M CO /DE/
filed 2003-11-14
CIK 54003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-7537

EARLE M. JORGENSEN COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-0886610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10650 South Alameda, Lynwood, California	90262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (323) 567-1122

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

Outstanding common stock, par value $.01 per share, at October 31, 2003 - 128 shares

EARLE M. JORGENSEN COMPANY

TABLE OF CONTENTS

PART I	-	FINANCIAL INFORMATION

Item 1.		Financial Statements

Consolidated Condensed Balance Sheets at September 29, 2003 and March 31, 2003

Consolidated Condensed Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended September 29, 2003 and September 27, 2002

Consolidated Condensed Statements of Cash Flows for the Six Months Ended September 29, 2003 and September 27, 2002

Notes to Consolidated Condensed Financial Statements

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.		Quantitative and Qualitative Disclosures About Market Risk

Item 4.		Controls and Procedures

PART II	-	OTHER INFORMATION

SIGNATURES

PART  I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands, except per share data)

September 29, 2003

March 31, 2003

	(Unaudited)

ASSETS
Current assets:
Cash	$13,389	$20,030
Accounts receivable, less allowance for doubtful accounts of $451 and $390 at September 29, 2003 and March 31, 2003, respectively	104,584	97,292
Inventories	223,606	213,590
Other current assets	8,643	6,402
Total current assets	350,222	337,314

Property, plant and equipment, net of accumulated depreciation of $87,352 and $81,859 at September 29, 2003 and March 31, 2003, respectively	111,612	113,037

Net cash surrender value of life insurance policies	41,471	31,007
Debt issue costs, net of accumulated amortization	7,571	8,232
Other assets	1,152	1,151
Total assets	$512,028	$490,741

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$117,717	$119,815
Accrued employee compensation and related taxes	9,115	12,185
Accrued employee benefits	12,167	10,751
Accrued interest	26,103	16,186
Other accrued liabilities	7,610	6,392
Deferred income taxes	19,450	19,450
Current portion of long-term debt	3,740	2,330
Total current liabilities	195,902	187,109

Long term debt	334,951	328,207
Deferred income taxes	15,936	15,936
Other long-term liabilities	7,838	7,505

Stockholder’s equity (deficit):
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized;128 shares issued and outstanding	—	—
Capital in excess of par value	35,213	35,284
Accumulated other comprehensive loss	(2,441)	(3,884)
Accumulated deficit	(75,371)	(79,416)
Total stockholder’s equity (deficit)	(42,599)	(48,016)
Total liabilities and stockholder’s equity (deficit)	$512,028	$490,741

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	September 29, 2003	September 27, 2002	September 29, 2003	September 27, 2002
	(Unaudited)		(Unaudited)

Revenues	$231,216	$225,231	$469,516	$450,364

Cost of sales	166,976	161,619	338,414	323,486

Gross profit	64,240	63,612	131,102	126,878

Expenses:
Warehouse and delivery	32,302	31,387	64,826	61,925
Selling	8,215	8,052	16,632	15,993
General and administrative	9,732	10,324	19,412	20,453
Loss on early retirement of debt	—	—	—	12,278
Total expenses	50,249	49,763	100,870	110,649

Income from operations	13,991	13,849	30,232	16,229

Interest expense, net	12,583	12,189	25,210	22,557

Income (loss) before income taxes	1,408	1,660	5,022	(6,328)

Income tax expense	158	104	977	452

Net income (loss)	1,250	1,556	4,045	(6,780)

Other comprehensive income (loss)	(105)	(608)	1,443	91

Comprehensive income (loss)	$1,145	$948	$5,488	$(6,689)

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended
	September 29, 2003	September 27, 2002
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$4,045	$(6,780)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on early retirement of debt	—	12,278
Depreciation and amortization	5,645	5,610
Amortization of debt issue costs	661	816
Accrued postretirement benefits	375	240
Gain on sale of property, plant and equipment	(1,165)	(24)
Provision for bad debts	1,250	820
Increase in cash surrender value of life insurance over premiums paid	(10,606)	(8,305)
Changes in operating assets and liabilities:
Accounts receivable	(8,542)	(15,433)
Inventories	(10,016)	(27,736)
Other current assets	918	(434)
Accounts payable and accrued liabilities and expenses	7,383	42,486
Non-trade receivable	(1,323)	(308)
Other	(566)	300
Net cash (used in) provided by operating activities	(11,941)	3,530

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,293)	(9,167)
Proceeds from the sale of property, plant and equipment	1,351	44
Premiums paid on life insurance policies	(1,198)	(1,198)
Proceeds from redemption of life insurance policies	1,340	—
Net cash used in investing activities	(2,800)	(10,321)

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving loan agreements	9,554	(2,184)
Proceeds from issuance of senior debt	—	250,000
Repayments of term loan and senior debt	—	(201,000)
Payments of debt issue costs	—	(10,554)
Payments made upon early retirement of debt	—	(9,596)
Payments on other debt	(1,400)	(1,400)
Cash dividend to parent	(71)	(25,008)
Net cash provided by financing activities	8,083	258
Effect of exchange rate changes on cash	17	4
NET DECREASE IN CASH	(6,641)	(6,529)
Cash at beginning of period	20,030	21,300

CASH AT END OF PERIOD	$13,389	$14,771

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 29, 2003

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at September 29, 2003 and the consolidated results of operations and comprehensive income and cash flows for the three months and six months ended September 29, 2003 and September 27,  2002. The consolidated results of operations and comprehensive income for the six months ended September 29, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.               Other Comprehensive Income

Other comprehensive income included foreign currency translation income (loss) of $(105,000) and $(608,000) for the three months ended September 29, 2003 and September 27, 2002, respectively, and $1,443,000 and $91,000 for the six months ended September 29, 2003 and September 27, 2002, respectively.

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

4.               Stock-Based Compensation

Stock options granted to directors, officers and other key employees of the Company under Holding’s stock option plan adopted in January 1997 are accounted for in accordance with APB No. 25. As all stock option grants are made at fair value on the date of grant, the Company recognizes no compensation cost.  Had compensation expense for stock options granted been recorded based on the fair value method under SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, the effect on the Company’s net income for the six months ended September 29, 2003 and September 27, 2002 would have been as follows:

	Six Months Ended
	September 29, 2003	September 27, 2002
Net income (loss), as reported	$4,045,000	$(6,780,000)
Deduct: total stock-based compensation expense determined using fair value method for all awards, net of tax	(49,000)	(77,000)
Net income (loss), as adjusted	$3,996,000	$(6,857,000)

5.               Impact of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. For nonpublic companies (under which the Company is classified, as defined by SFAS No. 150), application is effective in the fiscal period beginning after December 15, 2003. The Company is in the process of assessing the effect of adopting SFAS No. 150.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Transactions,” which amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. As of September 29, 2003, the Company had no such instruments.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN No. 46”) “Consolidation of Variable Interest Entities” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The disclosure requirements in this interpretation are effective for financial statements of interim and annual periods ending after January 31, 2003. This statement did not have an effect on the accompanying consolidated condensed financial statements as of and for the periods ending September 29, 2003.

During June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”   SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have an effect on the consolidated condensed financial statements as of September 29, 2003. The Company anticipates an additional expense of approximately $500,000 in the third quarter of fiscal 2004 for the relocation of its corporate headquarters from Brea, California to Lynwood, California, in accordance with the provisions of this statement.

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

While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. Forward-looking statements are subject to many uncertainties and other variable circumstances, many of which are outside of our control, that could cause our actual results and experience to differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, which are more fully discussed in our Registration Statement on Form S-4 filed on July 3, 2002, and our other periodic reports filed with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, economic, competitive, legal and governmental factors over which Earle M. Jorgensen Company has no control.  Accordingly, there is no assurance that the expectations reflected in such forward-looking statements will be realized.  We undertake no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

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

Our tonnage shipped during the first six-months of fiscal 2004 increased slightly when compared to the same period in fiscal 2003 due to increasing demand in certain key industries we serve, particularly in markets served by our Canadian operations.  We believe we are gaining market share through our core products strategy and excellent customer service, including our “on-time or free” delivery guaranty, and from productivity gains and other benefits realized from the expansion and automation of our Chicago facility, which was completed in June 2003.

However, we continue to be challenged to further increase our market share and revenues due to competitive forces and overall weak demand in the United States for our core products and services sold to customers in key industries we serve.  We believe that our well-balanced inventories, valued-added capabilities, aggressive marketing and unequaled customer service have and will continue to differentiate us in the marketplace and will position us to outperform the industry when an economic recovery occurs or as general economic conditions improve.  We do not expect a significant economic recovery to occur or economic conditions to dramatically improve during the remainder of fiscal 2004.

The following table provides a percentage breakdown of domestic sales to our ten largest industries for the three months and six months ended September 29, 2003 and September 27, 2002.

	Three Months Ended		Six Months Ended
	September 29, 2003	September 27, 2002	September 29, 2003	September 27, 2002

Machine Tools	27.9%	28.0%	27.3%	27.3%
Transportation	8.1	8.2	8.1	8.4
Industrial Equipment	7.9	7.7	7.8	7.9
Metal Service Centers & Wholesale Trade	6.2	6.2	6.1	6.3
Fluid Power	5.9	5.8	5.9	5.8
Fabricated Metal	5.6	5.9	5.7	6.2
Construction/Farm Equipment	4.6	4.8	5.0	5.4
Oil, Gas & Energy	6.1	6.1	6.2	6.0
Power Transmission Equipment	3.6	3.2	3.7	3.2
Screw Machine Products	4.7	5.2	4.8	5.1
All Other Industries	19.4	18.9	19.4	18.4
Total	100%	100%	100%	100%

We continue to focus on improving business processes and reducing costs and believe our results reflect the benefits realized from improved productivity and from our ability to maintain cost structures that are aligned with the prevailing levels of business.  Our operating margin for the first six months of fiscal 2004 was 6.4%, compared to 6.3% for the same period in fiscal 2003, excluding the loss from early retirement of debt.  As of September 29, 2003, our total number of employees was 1,608, compared to 1,674 as of March 31, 2003 and 1,713 as of September 27, 2002.

Statement of Operations and Other Data

All information contained in the following table was derived from the historical financial statements for the three and six months ended September 29, 2003 and September 27, 2002 included elsewhere herein.

(dollars in thousands)	Three Months Ended				Six Months Ended
	September 29, 2003%		September 27, 2002%		September 29, 2003%		September 27, 2002%
Statement of Operations Data:
Revenues	$231,216	100.0%	$225,231	100.0%	$469,516	100.0%	$450,364	100.0%
Gross Profit	64,240	27.8%	63,612	28.2%	131,102	27.9%	126,878	28.2%
Operating expenses excluding the loss on
retirement of debt	50,249	21.7%	49,763	22.1%	100,870	21.5%	98,371	21.8%
Loss on early retirement of debt	—		—		—		12,278	2.7%
Income from operations	13,991	6.1%	13,849	6.1%	30,232	6.4%	16,229	3.6%
Net interest expense	12,583	5.4%	12,189	5.4%	25,210	5.4%	22,557	5.0%
Net income (loss)	1,250	0.5%	1,556	0.7%	4,045	0.9%	(6,780)	-1.5%

Other Data:
EBITDA(1)	$16,836		$16,718		$35,877		$21,839
Capital expenditures	2,394		4,586		4,293		9,167
Net cash flows provided by (used in) operating activities	11,132		8,554		(11,941)		3,530
Net cash flows used in investing activities	(1,725)		(4,565)		(2,800)		(10,321)
Net cash flows provided by (used in) financing activities	(10,029)		(3,647)		8,083		258

(1)          “EBITDA” represents net income (loss) before net interest expense, provision for income taxes and depreciation and amortization. Consistent with Item 10(e) of Regulation S-K, our EBITDA has not been adjusted to exclude any other non-cash charges or liabilities or any recurring or non-recurring items, such as accruals for postretirement benefits aggregating $187 and $120 for the three-months ended September 29, 2003 and September 27, 2002, respectively, and $375 and $240 for the six-months ended September 29, 2003 and September 27, 2002, respectively.  In addition, our EBITDA for the six-months ended September 27, 2002 has not been adjusted for a loss of $12,278 related to early retirement of debt.  We believe that EBITDA is commonly used as a measure of performance for companies in our industry and is frequently used by analysts, investors, lenders and other interested parties to evaluate a company’s financial performance and its ability to incur and service debt.   Our EBITDA is used by management as a performance measure to assess our financial results in connection with determining incentive compensation, and is also used by the independent appraisal firm in connection with their annual valuation of our equity.  While providing useful information, our EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with accounting principles generally accepted in the United States, and should not be construed as an indication of a company’s operating performance or as a measure of liquidity.

(dollars in thousands)	Three Months Ended		Six Months Ended
	September 29, 2003	September 27, 2002	September 29, 2003	September 27, 2002
Reconciliation of EBITDA:
Net income (loss)	$1,250	$1,556	$4,045	$(6,780)
Depreciation and amortization	2,845	2,869	5,645	5,610
Net interest expense	12,583	12,189	25,210	22,557
Provision for income taxes	158	104	977	452
EBITDA	$16,836	$16,718	$35,877	$21,839
EBITDA Margin%	7.3%	7.4%	7.6%	4.8%

Results of Operations - Three Months Ended September 29, 2003 Compared To Three Months Ended September 27, 2002

Revenues. Revenues for the second quarter of fiscal 2004 increased 2.7% to $231.2 million, from $225.2 million for the same period in fiscal 2003.  Revenues from our domestic operations increased 1.7% to $216.6 million in the second quarter of fiscal 2004, from $213.0 million for the same period in fiscal 2003, reflecting an increase in tonnage shipped and higher average selling prices when compared to the second quarter of fiscal 2003.  The increase was due to stronger demand for product sold to customers in certain key industries we serve, including power transmission equipment, industrial equipment and primary metal, mills and forgings, offset by decreased shipments to customers in fabricated metal, screw machine products and construction and farm equipment.  Revenues from our Canadian operations increased 19.7% to $14.6 million in the second quarter of fiscal 2004 from $12.2 million in the same period in fiscal 2003, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and overall stronger economic conditions and favorable currency conversion rates.

Gross Profit. Gross profit for the second quarter of fiscal 2004 increased 0.9% to $64.2 million, from $63.6 million for the same period in fiscal 2003, while consolidated gross margins were 27.8% and 28.2%, respectively. There was no LIFO adjustment for fiscal 2004 or fiscal 2003. Gross profit from our Canadian operations was $3.6 million and gross margin was 24.7% during the second quarter of fiscal 2004, compared to $2.6 million and 21.3%, respectively, for the same period in fiscal 2003. Gross margin from domestic operations was 28.0% for the second quarter of fiscal 2004 versus 28.6% for the same period in fiscal 2003.

Expenses. Total operating expenses for the second quarter of fiscal 2004 increased 0.8% to $50.2 million (21.7% of revenues), from $49.8 million (22.1% of revenues) for the same period in fiscal 2003.  The increase in operating expenses generally reflects the changes in variable expenses impacted by higher tonnage shipped, rising prices for certain goods and services, particularly healthcare insurance and fuel, and an increase in expenses associated with added capacity, including depreciation, lease, maintenance, utilities, and property tax and insurance expenses.  These higher expenses were partially offset by income attributable to our corporate-owned life insurance programs and benefits realized from ongoing cost reduction efforts and improved productivity, including those benefits associated with the recently completed expansion and automation of our Chicago facility.

Warehouse and delivery expenses for the second quarter of fiscal 2004 increased 2.9% to $32.3 million (14.0% of revenues), from $31.4 million (13.9% of revenues) for the same period in fiscal 2003. The increase resulted primarily from higher costs for healthcare insurance, higher fuel and freight expenses and higher costs associated with the maintenance of warehouse equipment offset by lower wages as the result of the automation of our Chicago facility.

Selling expenses for the second quarter of fiscal 2004 increased 1.2% to $8.2 million (3.5% of revenues), from $8.1 million (3.6% of revenues) for the same period in fiscal 2003. The increase resulted from higher healthcare insurance costs and vehicle expenses offset by lower accruals for incentive compensation.

General and administrative expenses for the second quarter of fiscal 2004 decreased 5.8% to $9.7 million (4.2% of revenues), from $10.3 million (4.6% of revenues) for the same period in fiscal 2003. The decrease resulted from income attributable to our corporate-owned life insurance programs, and lower depreciation offset by higher professional services expense, bad debt and general insurance costs. Charges of $0.7 million included in the second quarter of fiscal 2004 were associated with headcount reductions.

Net Interest Expense. Net interest expense was $12.6 million during the second quarter of fiscal 2004 and $12.2 million during the same period in fiscal 2003.  Such amounts include interest related to our long-term debt and borrowings against the cash surrender value of corporate-owned life insurance policies we maintain, and the amortization of debt issue costs.

Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding those borrowings against the cash surrender value of our corporate-owned life insurance policies) totaled $7.7 million for the second quarter of fiscal 2004 and compared to $7.9 million for the same period in fiscal 2003.  Our average outstanding indebtedness during the second quarter of fiscal 2004 was $362.4 million, compared to $347.8 million for the same period in fiscal 2003. The increase in average outstanding indebtedness was due to the issuance of $250 million of our 9 3/4% senior secured notes on May 22, 2002 to redeem and repay aggregate indebtedness of $201 million represented by our 9½% senior notes and term loan and pay a dividend to our parent that was applied to our parent’s outstanding indebtedness.  The weighted average interest rate on our indebtedness was 7.93% during the second quarter of fiscal 2004 versus 8.35% during the same period in fiscal 2003. During the three months ended September 29, 2003 and September 27, 2002, borrowings under our credit facility averaged $105.3 million and $89.6 million, and the average interest rate on such borrowings was 3.96% and 4.58%, respectively.

Interest expense associated with borrowings against the cash surrender value of corporate-owned life insurance policies we maintain was $4.9 million during the second quarter of fiscal 2004, compared to $4.3 million for the same period in fiscal 2003.

The interest rates on our existing senior secured notes and on the borrowings under the corporate-owned life insurance policies are fixed at 9.75% and 11.76%, respectively.  The interest rate on our credit facility is floating (3.69% as of September 29, 2003).

Income Taxes. Income tax expense for the second quarter of fiscal 2004 and 2003 included provisions for state franchise and foreign income taxes.  Federal tax provisions for the second quarter of fiscal 2004 and 2003 were offset by recognition of tax benefits associated with our loss carryforwards.

Results of Operations - Six Months Ended September 29, 2003 Compared To Six Months Ended September 27, 2002

Revenues. Revenues for the first six months of fiscal 2004 increased 4.2% to $469.5 million, from $450.4 million for the same period in fiscal 2003.  Revenues from our domestic operations increased 3.2% to $439.2 million in the first six months of fiscal 2004, from $425.4 million for the same period in fiscal 2003. The increase in domestic revenues reflects a 3% increase in tonnage shipped attributable to stronger demand for our product sold to customers in certain key industries we serve, including oil and gas services and power transmission equipment. Revenues from our Canadian operations increased 22.1% to $30.4 million in the first six months of fiscal 2004 from $24.9 million in the same period in fiscal 2003, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and overall stronger economic conditions and favorable currency conversion rates.

Gross Profit. Gross profit for the first six months of fiscal 2004 increased 3.3% to $131.1 million, from $126.9 million for the same period in fiscal 2003, while consolidated gross margins were 27.9% and 28.2%, respectively. Gross profit for the first six months of fiscal 2004 and fiscal 2003 included no LIFO adjustment.  Gross profit from our Canadian operations was $7.3 million and gross margin was 23.9% during the first six months of fiscal 2004, compared to $5.3 million and 21.3%, respectively, for the same period in fiscal 2003. Gross margin from our domestic operations was 28.2% for the first six months of fiscal 2004 compared to 28.6% for the same period in fiscal 2003.

Expenses. Total operating expenses for the first six months of fiscal 2004 decreased 8.8% to $100.9 million (21.5% of revenues), from $110.6 million (24.6% of revenues) for the same period in fiscal 2003. Fiscal 2003 includes a loss of $12.3 million resulting from early termination of debt. Excluding the loss on early termination of debt, the increase in operating expenses includes higher costs for healthcare insurance, professional services, fuel and freight, bad debt and expenses associated with our corporate-owned life insurance programs offset by income attributable to our corporate-owned life insurance programs, and sale of surplus property.

Warehouse and delivery expenses for the first six months of fiscal 2004 increased 4.7% to $64.8 million (13.8% of revenues), from $61.9 million (13.7% of revenues) for the same period in fiscal 2003. The increase resulted from higher healthcare insurance costs, fuel and freight and equipment lease and depreciation. As of September 29, 2003, 980 employees were involved in warehouse and delivery activities, compared to 1,058 as of September 27, 2002.

Selling expenses for the first six months of fiscal 2004 increased 3.8% to $16.6 million (3.5% of revenues), from $16.0 million (3.6% of revenues) for the same period in fiscal 2003. The increase resulted from higher medical insurance and compensation costs.

General and administrative expenses for the first six months of fiscal 2004 decreased 5.4% to $19.4 million (4.1% of revenues) from $20.5 million (4.6% of revenues), excluding the loss of $12.3 million from early termination of debt in fiscal 2003, for the same period in fiscal 2003. The decrease resulted from income recognized in connection with our corporate-owned life insurance policies and a gain on sale of surplus property offset by higher general insurance, professional services and bad debt expenses.

Net Interest Expense. Net interest expense was $25.2 million during the first six months of fiscal 2004 and $22.6 million during the same period in fiscal 2003.  Such amounts include interest related to our long-term debt and borrowings against the cash surrender value of the corporate-owned life insurance policies we maintain, and the amortization of debt issue costs.

Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding those borrowings against the cash surrender value of our corporate-owned life insurance policies) totaled $15.4 million for the first six months of fiscal 2004, compared to $13.9 million for the same period in fiscal 2003.  The increase in interest expense is the result of the larger principal amount and higher interest rate on our existing 9 3/4% senior secured notes as compared to our 9½% senior notes and term loan which were redeemed and repaid in the first six months of fiscal 2003.  Our average outstanding indebtedness during the first six months of fiscal 2004 was $435.7 million, compared to $351.8 million for the same period in fiscal 2003. The increase in average outstanding indebtedness was due to the issuance of $250 million of our 9 3/4% senior secured notes on May 22, 2002 to redeem and repay aggregate indebtedness of $201 million represented by our 9½% senior notes and term loan.  The weighted average interest rate on our indebtedness was 6.61% during the first six months of fiscal 2004 versus 8.01% during the same period in fiscal 2003. During the six months ended September 29, 2003 and September 27, 2002, borrowings under our credit facility averaged $102.9 million and $91.2 million, respectively, and the average interest rate on such borrowings was 4.08% and 5.01%, respectively.

Interest expense associated with borrowings against the cash surrender value of corporate-owned life insurance policies we maintain was $9.8 million during the first six months of 2004, compared to $8.7 million for the same period in fiscal 2003.

The interest rates on our existing senior secured notes and on the borrowings under the life insurance policies are fixed at 9.75% and 11.76%, respectively.  The interest rate on our credit facility is floating (3.69% as of September 29, 2003).

Income Taxes. Income tax expense for the first six months of fiscal 2004 and 2003 included provisions for state franchise and foreign income taxes.  Federal tax provisions for the first six months of fiscal 2004 and 2003 were offset by recognition of tax benefits associated with our loss carryforwards.

Liquidity and Capital Resources

Working capital increased to $154.3 million at September 29, 2003 from $150.2 million at March 31, 2003, primarily as the result of higher inventories.  During the six months of fiscal 2004 our primary source of cash consisted of borrowings under our credit facility, $9.6 million.  Our primary uses of cash included funding operating actvities, $11.9 million, and capital expenditures, $4.3 million.

Cash used in operating activities was $11.9 million in the first six months of fiscal 2004, compared to cash provided by operating activities of $3.5 million in the same period of fiscal 2003.   The change was primarily attributable to timing of payments to vendors relative to changes in working capital assets during the respective periods.

For fiscal 2004, we have planned approximately $10.0 million of capital expenditures to be financed from internally generated funds and borrowings under our credit facility. Approximately $8.4 million is for facility improvements and expansions (including a commitment of approximately $2.3 million for the Chicago project) and routine replacement of machinery and equipment, and $1.6 million is for further additions and enhancements to our management information systems. During the first six months of fiscal 2004, we spent $4.3 million for planned capital expenditures, including $1.5 million for the Chicago project, which became fully operational in June 2003.

Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our credit facility, interest payments on our senior secured notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding’s Stockholders’ Agreement and our stock bonus plan, capital expenditures and principal and interest payments on our industrial revenue bonds.  As of September 29, 2003, principal payments required by our outstanding industrial revenue bond indebtedness amount to $2.1 million in fiscal year 2005, $1.2 million in fiscal year 2006, $0.7 million in fiscal years 2007 and 2008, and $1.5 million in the aggregate thereafter through fiscal year 2011. Our credit facility will mature in April 2006 and we will not be required to make any principal payments on our senior secured notes until their maturity in fiscal year 2012.

As of September 29, 2003, we were in compliance with all covenants under our credit facility, including maintenance of minimum working capital and a fixed-charge coverage ratio.   However, based on our current expectations for the remainder of fiscal 2004, including the seasonal fluctuations in our industry during the next two quarters and our belief that current economic conditions will not dramatically improve during the remainder of fiscal 2004, there exists a possibility that we may not remain in compliance with our fixed-charge ratio covenant in the foreseeable future.  While we fully expect that we would receive an amendment to the credit facility or a waiver of the covenant from our bank syndicate, no assurance of receipt can be given.

As of September 29, 2003, our primary sources of liquidity were available borrowings of $100.3 million under our credit facility, available borrowings of approximately $18.4 million against certain life insurance policies we maintain and internally generated funds.  Borrowings under our credit facility are secured by domestic inventory and accounts receivable. The availability of borrowings under our credit facility is determined by the prevailing levels of those assets.  Our 9 3/4% senior secured notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property, plant and equipment.  The life insurance policy loans are secured by the cash surrender value of the policies, are non-recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies.  For the first six months of fiscal 2004, dividend income earned under the policies totaled $7.9 million, compared to $8.3 million for the same period in fiscal year 2003 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of September 29, 2003, there was approximately $41.5 million of cash surrender value in all life insurance policies we maintain, net of borrowings.

In addition, our Canadian subsidiary has available its own credit facilities of up to CDN$8.6 million, including a revolving credit facility of CDN$5.1 million, a term financial instruments facility of CDN$3.0 million to be used for hedging foreign currency and rate fluctuations, and a special credit facility of CDN$0.5 million for letters of guaranty in connection with a lease for a newly constructed facility in Toronto. As of September 29, 2003, CDN$3.2 million (USD$2.3 million) was outstanding under the revolving credit facility and a letter of guaranty for CDN$0.5 million (USD$0.4 million) was issued.  None of the term financial instruments facility was used as of September 29, 2003.

Excluding the changes in borrowings under our credit facility, our commitments and contractual obligations as of September 29, 2003 did not materially change from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003.

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

At September 29, 2003 and March 31, 2003, no such financial instruments existed.  Our exposure to changing interest rates is limited to our revolving credit facility such that our results of operations and cash flows during the first six months of fiscal 2004 would have been impacted by approximately $0.5 million for each 1% increase or decrease in the applicable interest rate.

Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar.  Changes in the exchange rate of the Canadian dollar have not and are not expected to have a material impact on our results of operations and cash flows.  We estimate that a 10% change in the average exchange rate of the Canadian dollar during the first six months of fiscal 2004 would have impacted our results of operations by approximately $0.2 million.  Due to our product mix and the frequency of our buying and selling activities over normal business cycles, our exposure to changes in commodity prices is not considered material.

Item 4.  CONTROLS AND PROCEDURES

As of the end of each fiscal quarter, an evaluation is carried out by our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934). Based upon such evaluation as of September 29, 2003, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is gathered, analyzed and reported or otherwise made known to them as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating such disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and they necessarily were required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.  There have been no significant changes in our internal controls, or in other factors that could significantly affect these controls, subsequent to the date the evaluation was completed.

PART II - OTHER INFORMATION

Item 5.        EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1	First Amendment to the Earle M. Jorgensen Employee Stock Ownership Trust dated November , 2003.
31.1	Certification of Financial Reports by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Financial Reports by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Financial Reports by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

We furnished a report on Form 8-K on October 22, 2003 under Item 12 announcing our results of operations and financial position as of and for the three months and six-month periods ended September 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY

/s/ Maurice S. Nelson, Jr.
Date: November 13, 2003	Maurice S. Nelson, Jr.
President, Chief Executive Officer and Chief Operating Officer

/s/ William S. Johnson
Date: November 13, 2003	William S. Johnson
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)