Form 10-Q
period 2004-01-01
JORGENSEN EARLE M CO /DE/
filed 2004-02-17
CIK 54003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended January 1, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-7537

EARLE M. JORGENSEN COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-0886610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10650 South Alameda, Lynwood, California	90262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:        (323) 567-1122

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant.     None

Outstanding common stock, par value $.01 per share, at January 31, 2004 - 128 shares

EARLE M. JORGENSEN COMPANY

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Condensed Balance Sheets at January 1, 2004 and March 31, 2003

Consolidated Condensed Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended January 1, 2004 and December 31, 2002

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended January 1, 2004 and December 31, 2002

Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART  I - FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands, except per share data)

	January 1, 2004	March 31, 2003
	(Unaudited)

ASSETS
Current assets:
Cash	$7,295	$20,030
Accounts receivable, less allowance for doubtful accounts of $1,160 and $390 at January 1, 2004 and March 31, 2003, respectively	105,522	97,292
Inventories	227,542	213,590
Other current assets	7,731	6,402
Total current assets	348,090	337,314

Property, plant and equipment, net of accumulated depreciation of $90,234 and $81,859 at January 1, 2004 and March 31, 2003, respectively	111,284	113,037

Net cash surrender value of life insurance policies	28,976	31,007
Debt issue costs, net of accumulated amortization	7,240	8,232
Other assets	1,156	1,151
Total assets	$496,746	$490,741

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$110,586	$119,815
Accrued employee compensation and related taxes	10,351	12,185
Accrued employee benefits	10,433	10,751
Accrued interest	6,123	16,186
Other accrued liabilities	6,930	6,392
Deferred income taxes	19,450	19,450
Current portion of long-term debt	2,765	2,330
Total current liabilities	166,638	187,109

Long-term debt	351,372	328,207
Deferred income taxes	15,936	15,936
Other long-term liabilities	7,989	7,505

Stockholder’s equity (deficit):
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized;128 shares issued and outstanding	—	—
Capital in excess of par value	30,522	35,284
Accumulated other comprehensive loss	(1,579)	(3,884)
Accumulated deficit	(74,132)	(79,416)
Total stockholder’s equity (deficit)	(45,189)	(48,016)
Total liabilities and stockholder’s equity (deficit)	$496,746	$490,741

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	January 1, 2004	December 31, 2002	January 1, 2004	December 31, 2002
	(Unaudited)		(Unaudited)

Revenues	$248,785	$223,573	$718,301	$673,936

Cost of sales	179,980	159,854	518,394	483,340

Gross profit	68,805	63,719	199,907	190,596

Expenses:
Warehouse and delivery	33,830	31,959	98,657	93,883
Selling	8,401	7,818	25,031	23,811
General and administrative	11,871	10,126	31,282	30,580
Loss on early retirement of debt	—	—	—	12,278
Total expenses	54,102	49,903	154,970	160,552

Income from operations	14,703	13,816	44,937	30,044

Interest expense, net	12,995	12,529	38,205	35,086

Income (loss) before income taxes	1,708	1,287	6,732	(5,042)

Income tax expense	471	134	1,448	586

Net income (loss)	1,237	1,153	5,284	(5,628)

Other comprehensive income	862	24	2,305	115

Comprehensive income (loss)	$2,099	$1,177	$7,589	$(5,513)

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended
	January 1, 2004	December 31, 2002
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$5,284	$(5,628)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on early retirement of debt	—	12,278
Depreciation and amortization	8,488	8,522
Amortization of debt issue costs	992	1,083
Accrued postretirement benefits	563	378
Gain on sale of property, plant and equipment	(1,194)	(314)
Provision for bad debts	2,338	2,003
Increase in cash surrender value of life insurance over premiums paid	929	3,137
Changes in operating assets and liabilities:
Accounts receivable	(10,568)	(5,415)
Inventories	(13,952)	(38,212)
Other current assets	(904)	(1,236)
Accounts payable and accrued liabilities and expenses	(20,906)	18,632
Non-trade receivable	(425)	(919)
Other	2,045	312
Net cash used in operating activities	(27,310)	(5,379)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(6,781)	(13,070)
Proceeds from the sale of property, plant and equipment	1,388	2,405
Premiums paid on life insurance policies	(1,198)	(1,198)
Proceeds from redemption of life insurance policies	2,300	143
Net cash used in investing activities	(4,291)	(11,720)

FINANCING ACTIVITIES:
Net borrowings under revolving loan agreements	25,000	8,949
Proceeds from issuance of senior debt	—	250,000
Repayments of term loan and senior debt	—	(201,000)
Payments of debt issue costs	—	(10,668)
Payments made upon early retirement of debt	—	(9,596)
Payments on other debt	(1,400)	(1,400)
Cash dividend to parent	(4,762)	(30,612)
Net cash provided by financing activities	18,838	5,673

Effect of exchange rate changes on cash	28	3

NET DECREASE IN CASH	(12,735)	(11,423)
Cash at beginning of period	20,030	21,300

CASH AT END OF PERIOD	$7,295	$9,877

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

JANUARY 1, 2004

1.      Basis of Presentation and Consolidation

The Earle M. Jorgensen Company (the “Company”) is a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (“Holding”).

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Earle M. Jorgensen  (Canada) Inc. and Stainless Insurance Ltd., a captive insurance subsidiary.  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at January 1, 2004 and the consolidated results of operations and comprehensive income and cash flows for the three months and nine months ended January 1, 2004 and December 31,  2002. The consolidated results of operations and comprehensive income for the nine months ended January 1, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.      Other Comprehensive Income

Other comprehensive income included foreign currency translation income of $862,000 and $24,000 for the three months ended January 1, 2004 and December 31, 2002, respectively, and $2,305,000 and $115,000 for the nine months ended January 1, 2004 and December 31, 2002, respectively.

3.      Income from Redemption of Life Insurance Policies

Included in general and administrative expense is income from redemption of corporate-owned life insurance policies of $835,000 and $683,000 for the three months ended January 1, 2004 and December 31, 2002, respectively and $4,359,000 and $683,000 for the nine months ended January 1, 2004 and December 31, 2002, respectively.

4.      Reclassification of Loss on Early Retirement of Debt

Effective April 1, 2003, the Company adopted SFAS No. 145, Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented be reclassified and included in operating expenses if it does not meet the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, the Company has reclassified a loss of $12,278,000 related to early retirement of debt that was previously reported as an extraordinary item in the first quarter ended June 27, 2002.

5.      Stock-Based Compensation

Stock options granted to directors, officers and other key employees of the Company under Holding’s stock option plan adopted in January 1997 are accounted for in accordance with APB No. 25. As all stock option grants are made at fair value on the date of grant, the Company recognizes no compensation cost.  Had compensation expense for stock options granted been recorded based on the fair value method under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the effect on the Company’s net income for the nine months ended January 1, 2004 and December 31, 2002 would have been as follows:

	Nine Months Ended
	January 1, 2004	December 31, 2002
Net income (loss), as reported	$5,284,000	$(5,628,000)
Deduct: total stock-based compensation expense determined using fair value method for all awards, net of tax	(62,000)	(108,000)
Net income (loss), as adjusted	$5,222,000	$(5,736,000)

6.      Subsequent Events

On January 14, 2004, the Company announced that it had reached an agreement with Holding and Holding’s principal security holders providing for a restructuring of the combined capital structure.  The financial restructuring is being effected pursuant to an Agreement and Plan of Merger and Reorganization dated as of December 18, 2003 among the Company, Holding and EMJ Metals LLC, a newly-formed wholly-owned subsidiary, as well as an Exchange Agreement among the Company, Holding and Kelso Investment Associates IV, L.P. and certain of its affiliates (“Kelso”).  The principal effect of the financial restructuring will be to convert all outstanding debt and equity securities of Holding to the Company’s common stock.  Kelso is the holder of Holding’s outstanding Series A Variable Rate Notes and also is Holding’s controlling stockholder.

The consummation of the merger and the financial restructuring is subject to various customary conditions, including the approval of various classes of Holding’s stockholders by a majority of the stockholders of such classes other than Kelso and the consent of Holding’s lenders.  The Company anticipates that a meeting of Holding’s stockholders will be held to address the merger late in the first calendar quarter of 2004.  There is no assurance that the proposed merger will be approved by the requisite votes of Holding’s stockholders or that the other conditions to completion of the transaction will be satisfied.  Thus there can be no assurance that the merger will be consummated.

7.      Impact of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. For nonpublic companies (under which the Company is classified, as defined by SFAS No. 150), application is effective in the fiscal period beginning after December 15, 2003. The Company is in the process of assessing the effect of adopting SFAS No. 150.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Transactions, which amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. As of January 1, 2004, the Company had no such instruments.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The disclosure requirements in this interpretation are effective for financial statements of interim and annual periods ending after January 31, 2003. This statement did not have an effect on the accompanying consolidated condensed financial statements as of and for the periods ending January 1, 2004.

During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement resulted in an expense of approximately $300,000 in the third quarter of fiscal 2004 for the relocation of the Company’s corporate headquarters from Brea, California, to Lynwood, California, in accordance with the provisions of this statement.

8.      Income Taxes

Income tax expense for the first nine months of fiscal 2004 and 2003 included provisions for state franchise and foreign income taxes.  Federal tax provisions for the first nine months of fiscal 2004 and 2003 were offset by recognition of tax benefits associated with our loss carryforwards.

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

Overview

After many quarters of weak industrial economic conditions in the United States, in the last calendar quarter of 2003 the metal service center industry began to experience both growth in sales volume and increases in prices. A combination of factors, including improved industrial demand, favorable exchange rates for exporting companies (unfavorable exchange rates for importers of metals) continued low interest rates, and recent price increases from mills because of higher raw material costs and higher capacity utilization, have begun to impact the metals service center industry.  While metals prices for most of calendar 2003 were volatile due to competitive pressures and changes in availability of inventories held by service centers or supplied by both domestic and foreign mills, these factors resulted in a general modest increase in metals prices in the last calendar quarter of 2003 that appears to be continuing in the remainder of 2004.

Our tonnage shipped during the first nine months of fiscal 2004 increased approximately 5% when compared to the same period in fiscal 2003 due to increasing demand in certain key industries we serve. We believe we are gaining market share through our core products strategy and excellent customer service, including our “on-time or free” delivery guaranty, and from productivity gains and other benefits realized from the expansion and automation of our Chicago facility, which was completed in June 2003.

Our increase in revenues in the three months ended January 1, 2004, is primarily attributable to our increase in tons shipped.  If the trend towards an increase in metals prices continues, it should contribute further to an increase in revenues in the current quarter and the remainder of calendar 2004.

We believe that our well-balanced inventories, valued-added capabilities, aggressive marketing and unequaled customer service have and will continue to differentiate us in the marketplace and will position us to outperform the industry as the economic recovery continues.

The following table provides a percentage breakdown of domestic sales to our ten largest industries for the three months and nine months ended January 1, 2004 and December 31, 2002.

	Three Months Ended		Nine Months Ended
	January 1, 2004	December 31, 2002	January 1, 2004	December 31, 2002

Machine Tools	28.6%	27.4%	27.7%	27.3%
Transportation	7.4	8.2	7.9	8.3
Industrial Equipment	7.9	7.5	7.8	7.8
Metal Service Centers & Wholesale Trade	6.0	6.4	6.1	6.3
Fluid Power	6.2	5.6	6.0	5.7
Fabricated Metal	5.6	5.7	5.7	6.0
Construction/Farm Equipment	5.1	5.5	5.0	5.4
Oil, Gas & Energy	5.5	6.1	5.9	6.0
Power Transmission Equipment	3.8	3.3	3.8	3.3
Screw Machine Products	4.9	4.9	4.8	5.0
All Other Industries	19.0	19.4	19.3	18.9
Total	100%	100%	100%	100%

We continue to focus on improving business processes and reducing costs and believe our results reflect the benefits realized from improved productivity and from our ability to maintain cost structures that are aligned with the prevailing levels of business.  Our operating margin for the first nine months of fiscal 2004 and fiscal 2003 was 6.3%,  excluding the loss from early retirement of debt in fiscal 2003.  As of January 1, 2004, our total number of employees was 1,607, compared to 1,674 as of March 31, 2003 and 1,684 as of December 31, 2002.

Statement of Operations and Other Data

All information contained in the following table was derived from the historical financial statements for the three and nine months ended January 1, 2004 and December 31, 2002 included elsewhere herein.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	January 1, 2004%		December 31, 2002%		January 1, 2004%		December 31, 2002%
Statement of Operations Data:
Revenues	$248,785	100.0%	$223,573	100.0%	$718,301	100.0%	$673,936	100.0%
Gross Profit	68,805	27.7%	63,719	28.5%	199,907	27.8%	190,596	28.3%
Operating expenses excluding the loss on retirement of debt	54,102	21.7%	49,903	22.3%	154,970	21.6%	148,274	22.0%
Loss on early retirement of debt	—	0%	—	0%	—	0%	12,278	1.8%
Income from operations	14,703	5.9%	13,816	6.2%	44,937	6.3%	30,044	4.5%
Net interest expense	12,995	5.2%	12,529	5.6%	38,205	5.3%	35,086	5.2%
Net income (loss)	1,237	0.5%	1,153	0.5%	5,284	0.7%	(5,628)	-0.8%

	Three Months Ended		Nine Months Ended
(dollars in thousands)	January 1, 2004	December 31, 2002	January 1, 2004	December 31, 2002
Other Data:
EBITDA(1)	$17,546	$16,728	$53,425	$38,566
Capital expenditures	2,488	3,903	6,781	13,070
Net cash flows used in operating activities	(15,369)	(8,906)	(27,310)	(5,379)
Net cash flows used in investing activities	(1,491)	(1,399)	(4,291)	(11,720)
Net cash flows provided by financing activities	10,755	5,415	18,838	5,673

(1)	(a)

“EBITDA” represents net income (loss) before net interest expense, provision for income taxes and depreciation and amortization. Consistent with Item 10(e) of Regulation S-K, our EBITDA has not been adjusted to exclude any other non-cash charges (credits) or liabilities, such as LIFO adjustments of $500, $(652), $500 and $(652) and accruals for postretirement benefits aggregating $188 and $138,  $563 and $378 for the three months and nine-months ended January 1, 2004 and December 31, 2002, respectively.  In addition, our EBITDA for the nine-months ended December 31, 2002 has not been adjusted for a loss of $12,278 related to early retirement of debt.  We believe that EBITDA is commonly used as a measure of performance for companies in our industry and is frequently used by analysts, investors, lenders and other interested parties to evaluate a company’s financial performance and its ability to incur and service debt.Our EBITDA is used by management as a performance measure to assess our financial results in connection with determining incentive compensation, and is also used by the independent appraisal firm in connection with its annual valuation of our equity.  While providing useful information, our EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with accounting principles generally accepted in the United States, and should not be construed as an indication of a company’s operating performance or as a measure of liquidity.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	January 1, 2004	December 31, 2002	January 1, 2004	December 31, 2002
Reconciliation of EBITDA:
Net income (loss)	$1,237	$1,153	$5,284	$(5,628)
Depreciation and amortization	2,843	2,912	8,488	8,522
Net interest expense	12,995	12,529	38,205	35,086
Provision for income taxes	471	134	1,448	586
EBITDA	$17,546	$16,728	$53,425	$38,566
EBITDA Margin %	7.1%	7.5%	7.4%	5.7%

Results of Operations - Three Months Ended January 1, 2004 Compared To Three Months Ended December 31, 2002

Revenues. Revenues for the third quarter of fiscal 2004 increased 11.3% to $248.8 million, from $223.6 million for the same period in fiscal 2003.  Revenues from our domestic operations increased 10.2% to $231.4 million in the third quarter of fiscal 2004, from $210.0 million for the same period in fiscal 2003, reflecting a 8.2% increase in tonnage shipped and higher average selling prices when compared to the third quarter of fiscal 2003.  The increase was due to stronger demand for products sold to customers in certain key industries we serve, including fluid power, power transmission equipment and machine tools, offset by decreased shipments to customers in metal service centers and wholesale trade. Revenues from our Canadian operations increased 27.9% to $17.4 million in the third quarter of fiscal 2004 from $13.6 million in the same period in fiscal 2003, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and overall stronger economic conditions and favorable currency conversion rates.

Gross Profit. Gross profit for the third quarter of fiscal 2004 increased 8.0% to $68.8 million, from $63.7 million for the same period in fiscal 2003, while consolidated gross margins were 27.7% and 28.5%, respectively. The third quarter of fiscal 2004 included a LIFO charge of $0.5 million compared to a credit of $0.7 million for the same period in fiscal 2003. Gross profit from our Canadian operations was $4.3 million and gross margin was 24.7% during the third quarter of fiscal 2004, compared to $2.9 million and 21.3%, respectively, for the same period in fiscal 2003. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.1% for the third quarter of fiscal 2004 versus 28.6% for the same period in fiscal 2003.

Expenses. Total operating expenses for the third quarter of fiscal 2004 increased 8.4% to $54.1 million (21.7% of revenues), from $49.9 million (22.3% of revenues) for the same period in fiscal 2003. The increase in operating expenses generally reflects the changes in variable expenses impacted by higher tonnage shipped, rising prices for certain goods and services, particularly healthcare insurance, and an increase in expenses associated with added capacity, including, utilities, property tax, professional services and insurance expenses, the increase in professional services expense was primarily attributable to accounting, legal and financial advisory fees in connection with the proposed merger and financial restructuring.  These higher expenses were partially offset by income attributable to our corporate-owned life insurance programs and benefits realized from ongoing cost reduction efforts and improved productivity.

Warehouse and delivery expenses for the third quarter of fiscal 2004 increased 5.6% to $33.8 million (13.6% of revenues), from $32.0 million (14.3% of revenues) for the same period in fiscal 2003. The increase resulted primarily from higher costs for healthcare insurance, higher property tax accruals and increased expenses for utilities, freight and shipping due to higher tonnage shipped.

Selling expenses for the third quarter of fiscal 2004 increased 7.7% to $8.4 million (3.4% of revenues), from $7.8 million (3.5% of revenues) for the same period in fiscal 2003. The increase resulted from higher healthcare insurance costs and incentive accruals.

General and administrative expenses for the third quarter of fiscal 2004 increased 17.8% to $11.9 million (4.8% of revenues), from $10.1 million (4.5% of revenues) for the same period in fiscal 2003. The increase resulted from higher professional services expense, general insurance and costs associated with the corporate office move from Brea, California, to Lynwood, California, offset by increased income attributable to our corporate-owned life insurance programs and lower compensation expense resulting from ongoing cost reduction efforts and improved productivity.

Net Interest Expense. Net interest expense was $13.0 million during the third quarter of fiscal 2004 and $12.5 million during the same period in fiscal 2003.  Such amounts include interest related to our long-term debt and borrowings against the cash surrender value of corporate-owned life insurance policies we maintain, and the amortization of debt issue costs.

Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding interest on borrowings against the cash surrender value of our corporate-owned life insurance policies) totaled $7.8 million for the third quarter of fiscal 2004 and fiscal 2003. Our average outstanding indebtedness, excluding borrowings against the cash surrender value of our corporate-owned life insurance policies, during the third quarter of fiscal 2004 was $363.3 million, compared to $356.1 million for the same period in fiscal 2003. The increase in average outstanding indebtedness was due to increased borrowings under our credit facility. The weighted average interest rate on our indebtedness was 7.69% during the third quarter of fiscal 2004 versus 7.95% during the same period in fiscal 2003. During the three months ended January 1, 2004 and December 31, 2002, borrowings under our credit facility averaged $107.1 million and $98.5 million, and the average interest rate on such borrowings was 3.95% and 4.56%, respectively.

Interest expense associated with borrowings against the cash surrender value of corporate-owned life insurance policies we maintain was $5.3 million during the third quarter of fiscal 2004, compared to $4.7 million for the same period in fiscal 2003.

The interest rates on our existing senior secured notes and on the borrowings under the corporate-owned life insurance policies are fixed at 9.75% and 11.76%, respectively.  The interest rate on our credit facility is floating (3.85% as of January 1, 2004).

Income Taxes. Income tax expense for the third quarter of fiscal 2004 and 2003 included provisions for state franchise and foreign income taxes.  Federal tax provisions for the third quarter of fiscal 2004 and 2003 were offset by recognition of tax benefits associated with our loss carryforwards.

Results of Operations - Nine Months Ended January 1, 2004 Compared To Nine Months Ended December 31, 2002

Revenues. Revenues for the first nine months of fiscal 2004 increased 6.6% to $718.3 million, from $673.9 million for the same period in fiscal 2003.  Revenues from our domestic operations increased 5.5% to $670.6 million in the first nine months of fiscal 2004, from $635.4 million for the same period in fiscal 2003. The increase in domestic revenues reflects a 3% increase in tonnage shipped attributable to stronger demand for our products sold to customers in certain key industries we serve, including power transmission equipment, fluid power and oil, gas and energy. Revenues from our Canadian operations increased 23.9% to $47.7 million in the first nine months of fiscal 2004 from $38.5 million in the same period in fiscal 2003, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and overall stronger economic conditions and favorable currency conversion rates.

Gross Profit. Gross profit for the first nine months of fiscal 2004 increased 4.9% to $199.9 million, from $190.6 million for the same period in fiscal 2003, while consolidated gross margins were 27.8% and 28.3%, respectively. The first nine months of fiscal 2004 included a LIFO charge of $0.5 million compared to a credit of $0.7 million for the same period in fiscal 2003. Gross profit from our Canadian operations was $11.6 million and gross margin was 24.2% during the first nine months of fiscal 2004, compared to $8.2 million and 21.3%, respectively, for the same period in fiscal 2003. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 28.2% for the first nine months of fiscal 2004 versus 28.6% for the same period in fiscal 2003.

Expenses. Total operating expenses for the first nine months of fiscal 2004 decreased 3.5% to $155.0 million (21.6% of revenues), from $160.6 million (23.8% of revenues) for the same period in fiscal 2003. Fiscal 2003 includes a loss of $12.3 million resulting from early termination of debt. Excluding the loss on early termination of debt, the increase in operating expenses generally reflects the changes in variable expenses impacted by higher tonnage shipped and added capacity, including utilities, maintenance, fuel and freight, and property tax. In addition the first nine months of fiscal 2004 included higher costs for healthcare insurance, professional services, offset by income attributable to our corporate-owned life insurance programs, lower compensation expense and gain on sale of surplus property. The increase in professional services was primarily attributable to accounting, legal and financial advisory fees in connection with the proposed merger and financial restructuring.

Warehouse and delivery expenses for the first nine months of fiscal 2004 increased 5.1% to $98.7 million (13.7% of revenues), from $93.9 million (13.9% of revenues) for the same period in fiscal 2003. The increase resulted from higher healthcare insurance costs, including utilities, depreciation, maintenance, fuel and property tax resulting from higher tonnage shipped, partially offset by lower compensation expense resulting from ongoing cost reduction efforts and improved productivity. As of January 1, 2004, 983 employees were involved in warehouse and delivery activities, compared to 1,022 as of December 31, 2002.

Selling expenses for the first nine months of fiscal 2004 increased 5.0% to $25.0 million (3.5% of revenues), from $23.8 million (3.5% of revenues) for the same period in fiscal 2003. The increase resulted from higher healthcare insurance costs and incentive accruals.

General and administrative expenses for the first nine months of fiscal 2004 increased 2.3% to $31.3 million (4.4% of revenues) from $30.6 million (4.5% of revenues), excluding the loss of $12.3 million from early termination of debt in fiscal 2003, for the same period in fiscal 2003. The increase resulted from higher professional services expense, general insurance and costs associated with the corporate office move from Brea, California, to Lynwood, California, offset by income recognized in connection with our corporate-owned life insurance programs, lower depreciation expense and a gain on sale of surplus property.

Net Interest Expense. Net interest expense was $38.2 million during the first nine months of fiscal 2004 and $35.1 million during the same period in fiscal 2003.  Such amounts include interest related to our long-term debt and borrowings against the cash surrender value of the corporate-owned life insurance policies we maintain, and the amortization of debt issue costs.

Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding interest on borrowings against the cash surrender value of our corporate-owned life insurance policies) totaled $23.2 million for the first nine months of fiscal 2004, compared to $21.7 million for the same period in fiscal 2003.  The increase in interest expense is the result of the larger principal amount and higher interest rate on our existing 9 3/4% senior secured notes as compared to our 9½% senior notes and term loan which were redeemed and repaid in the first nine months of fiscal 2003.  Our average outstanding indebtedness, excluding borrowings against the cash surrender value of our corporate-owned life insurance policies, during the first nine months of fiscal 2004 was $361.2 million, compared to $353.3 million for the same period in fiscal 2003. The increase in average outstanding indebtedness was due to the issuance of $250 million of our 9 3/4% senior secured notes on May 22, 2002 to redeem and repay aggregate indebtedness of $201 million represented by our 9½% senior notes and term loan and an increase in borrowings under our credit facility.  The weighted average interest rate on our indebtedness was 7.89% during the first nine months of fiscal 2004 versus 7.99% during the same period in fiscal 2003. During the nine months ended January 1, 2004 and December 31, 2002, borrowings under our credit facility averaged $104.3 million and $93.7 million, respectively, and the average interest rate on such borrowings was 4.04% and 4.84%, respectively.

Interest expense associated with borrowings against the cash surrender value of corporate-owned life insurance policies we maintain was $15.1 million during the first nine months of 2004, compared to $13.4 million for the same period in fiscal 2003.

The interest rates on our existing senior secured notes and on the borrowings under the life insurance policies are fixed at 9.75% and 11.76%, respectively.  The interest rate on our credit facility is floating (3.85% as of January 1, 2004).

Income Taxes. Income tax expense for the first nine months of fiscal 2004 and 2003 included provisions for state franchise and foreign income taxes.  Federal tax provisions for the first nine months of fiscal 2004 and 2003 were offset by recognition of tax benefits associated with our loss carryforwards.

Liquidity and Capital Resources

Working capital increased to $181.5 million at January 1, 2004 from $150.2 million at March 31, 2003, primarily as the result of higher inventories.  During the nine months of fiscal 2004 our primary source of cash consisted of borrowings under our credit facility, which increased by $25.0 million.  Our primary uses of cash included funding operating actvities, $27.3 million, and capital expenditures, $6.8 million.

Cash used in operating activities was $27.3 million in the first nine months of fiscal 2004, compared to $5.4 million in the same period of fiscal 2003. The change was primarily attributable to timing of payments to vendors relative to changes in working capital assets during the respective periods and the increase in inventory to support sales growth.

For fiscal 2004, we have planned approximately $10.0 million of capital expenditures to be financed from internally generated funds and borrowings under our credit facility. Approximately $8.4 million is for facility improvements and expansions (including a commitment of approximately $2.4 million for the Chicago project) and routine replacement of machinery and equipment, and $1.6 million is for further additions and enhancements to our management information systems. During the first nine months of fiscal 2004, we spent $6.8 million for planned capital expenditures, including $2.4 million for the Chicago project, which became fully operational in June 2003.

Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our credit facility, interest payments on our senior secured notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding’s Stockholders’ Agreement and our stock bonus plan, capital expenditures and principal and interest payments on our industrial revenue bonds.  As of January 1, 2004, principal payments required by our outstanding industrial revenue bond indebtedness amount to $2.1 million in fiscal year 2005, $1.2 million in fiscal year 2006, $0.7 million in fiscal years 2007 and 2008, and $1.5 million in the aggregate thereafter through fiscal year 2011. Our credit facility will mature in April 2006 and we will not be required to make any principal payments on our senior secured notes until their maturity in fiscal year 2013.

As of January 1, 2004, we were in compliance with all covenants under our credit facility, including maintenance of minimum working capital and a fixed-charge coverage ratio.  We expect to be in compliance with all of our debt covenants for the foreseeable future.

As of January 1, 2004, our primary sources of liquidity were available borrowings of $81.5 million under our credit facility, available borrowings of approximately $3.3 million against certain life insurance policies we maintain and internally generated funds.  Borrowings under our credit facility are secured by domestic inventory and accounts receivable. The availability of borrowings under our credit facility is determined by the prevailing levels of those assets.  Our 9 3/4% senior secured notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property, plant and equipment.  The life insurance policy loans are secured by the cash surrender value of the policies, are non-recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies.  For the first nine months of fiscal 2004, dividend income earned under the policies totaled $12.4 million, compared to $12.2 million for the same period in fiscal year 2003 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of January 1, 2004, there was approximately $29.0 million of cash surrender value in all life insurance policies we maintain, net of borrowings.

In addition, our Canadian subsidiary has available its own credit facilities of up to CDN$8.6 million, including a revolving credit facility of CDN$5.1 million, a term financial instruments facility of CDN$3.0 million to be used for hedging foreign currency and rate fluctuations, and a special credit facility of CDN$0.5 million for letters of guaranty in connection with a lease for our facility in Toronto. As of January 1, 2004, CDN$1.8 million (USD$1.4 million) was outstanding under the revolving credit facility and a letter of guaranty for CDN$0.5 million (USD$0.4 million) was issued.  None of the term financial instruments facility was used as of January 1, 2004.

Excluding the changes in borrowings under our credit facility, our commitments and contractual obligations as of January 1, 2004 did not materially change from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on our credit facility and 9 3/4% senior secured notes prior to their scheduled maturities in fiscal years 2007 and 2013, respectively; however, we anticipate that it will be necessary to replace or to refinance all or a portion of our credit facility and the senior secured notes prior to their respective maturities, although there can be no assurance on what terms, if any, we would be able to obtain such refinancing or additional financing. Our ability to make interest payments on our credit facility and the senior secured notes will be dependent on maintaining the level of performance reflected in the last twelve months, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings.

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

At January 1, 2004 and March 31, 2003, no such financial instruments existed.  Our exposure to changing interest rates is limited to our revolving credit facility such that our results of operations and cash flows during the first nine months of fiscal 2004 would have been impacted by approximately $0.8 million for each 1% increase or decrease in the applicable interest rate.

Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar.  Changes in the exchange rate of the Canadian dollar have not and are not expected to have a material impact on our results of operations and cash flows.  We estimate that a 10% change in the average exchange rate of the Canadian dollar during the first nine months of fiscal 2004 would have impacted our results of operations by approximately $0.3 million.  Due to our product mix and the frequency of our buying and selling activities over normal business cycles, our exposure to changes in commodity prices is not considered material.

Item 4.  CONTROLS AND PROCEDURES

As of the end of each fiscal quarter, an evaluation is carried out by our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934). Based upon such evaluation as of January 1, 2004, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is gathered, analyzed and reported or otherwise made known to them as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating such disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and they necessarily were required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.  There have been no significant changes in our internal controls, or in other factors that could significantly affect these controls, subsequent to the date the evaluation was completed.

PART II - OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 11, 2003, the board of directors of Holding, sole stockholder of the Company, approved a Written Consent of the Sole Stockholder of the Company (a) approving a merger agreement and exchange agreement providing for the merger and financial restructuring of Holding and the Company, (b) approving the amendment and restatement of the Company’s certificate of incorporation, increasing the Company’s authorized capital to 80,000,000 authorized shares of capital stock (classified as follows: 79,000,000 shares of common stock, and 1,000,000 shares of preferred stock) and (c) authorizing the issuance of shares of common stock in connection with the merger and financial restructuring.  The Written Consent was executed by the Vice President and Chief Financial Officer of the Company on December 15, 2003.  The amendment and restatement of the Company’s certificate of incorporation will not take effect unless and until the merger is completed.

Item 5.  OTHER INFORMATION

On January 14, 2004, we announced that we had reached an agreement with Holding, our parent, and Holding’s principal security holders providing for a restructuring of our combined capital structure.  The financial restructuring is being effected pursuant to an Agreement and Plan of Merger and Reorganization dated as of December 18, 2003 among us, Holding and EMJ Metals LLC, a newly-formed wholly-owned subsidiary, as well as an Exchange Agreement among us, Holding and Kelso Investment Associates IV, L.P. and certain of its affiliates (“Kelso”).  The principal effect of the financial restructuring will be to convert all outstanding debt and equity securities of Holding to our common stock.  Kelso is the holder of Holding’s outstanding Series A Variable Rate Notes and also is Holding’s controlling stockholder.

The consummation of the merger and the financial restructuring is subject to various customary conditions, including the approval of various classes of Holding’s stockholders by a majority of the stockholders of such classes other than Kelso and the consent of Holding’s lenders.  We anticipate that a meeting of Holding’s stockholders will be held to address the merger late in the first calendar quarter of 2004.  There is no assurance that the proposed merger will be approved by the requisite votes of Holding’s stockholders or that the other conditions to completion of the transaction will be satisfied.  Thus there can be no assurance that the merger will be consummated.

If completed, the transaction will not affect our day-to-day operations, and our customers, suppliers and employees will continue to deal with the Earle M. Jorgensen Company.  As a result of the merger and financial restructuring:

•      all of Holding’s outstanding Series A Variable Rate Notes in principal amount of $222.2 million would be exchanged for 40,691,173 newly-issued shares of our common stock;

•      each outstanding share of Holding’s Series B Preferred Stock would convert into 188.271 newly-issued shares of our common stock;

•      each outstanding share of Holding’s Series A Preferred Stock would convert into 124.840 newly-issued shares of our common stock; and

•      each outstanding share of Holding’s common stock would convert into one newly-issued share of our common stock.

In addition, as part of the merger and financial restructuring, an aggregate of approximately 2,932,534 shares of our common stock would be issued in exchange for outstanding warrants to purchase Holding’s common stock.  Options to purchase approximately 2,101,000 shares of Holding’s common stock (as of November 30, 2003) and any subsequently issued options would be assumed by us and exercisable for our common stock.  In connection with the merger, our board also authorized a new stock incentive plan providing for options to purchase up to 5,000,000 shares of our common stock.  Following the merger and financial restructuring, we will have approximately 68,260,676 shares of common stock outstanding, not including shares to be issuable upon exercise of options.  We filed a registration statement with the Securities and Exchange Commission on January 13, 2004 relating to the shares of our common stock proposed to be issued in the restructuring.

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

We furnished a report on Form 8-K on January 28, 2004 under Item 12 announcing our results of operations and financial position as of and for the three month and nine-month periods ended January 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY

/s/ Maurice S. Nelson, Jr.
Date: February 16, 2004	Maurice S. Nelson, Jr.
President, Chief Executive Officer and
Chief Operating Officer

/s/ William S. Johnson
Date: February 16, 2004	William S. Johnson
Vice President, Chief Financial Officer and
Secretary (Principal Financial and Accounting Officer)