Form 10-K
period 2004-03-31
JORGENSEN EARLE M CO /DE/
filed 2004-06-29
CIK 54003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7537

EARLE M. JORGENSEN COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-0886610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10650 Alameda, Lynwood, California	90262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (323) 567-1122

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share as of May 31, 2004 was 128 shares.

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

While we always intend to express our best judgment when we make statements about what we believe will occur in the, future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. Forward looking statements are subject to many uncertainties and other variable circumstances, many of which are outside of our control, that could cause our actual results and experience to differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things

•                  cyclical changes in market supply and demand for steel; general economic conditions; U.S. or foreign trade policy affecting steel imports or exports; and governmental monetary or fiscal policy in the U.S. and other major international economies;

•                  during the recession that began in 2001, key industries we serve experienced decreased demand for their products, adversely affecting our ability to increase or maintain sales; we observed a recovery in the general economy and the industries we serve in the last quarter of fiscal 2004 resulting in a strong increase in sales and our financial results that has continued in the first quarter of fiscal 2005; however, there can be no assurance as to the duration of the recovery;

•                  availability and pricing of products we sell are influenced by factors beyond our control, including general economic conditions, bankruptcies or consolidation of primary metal producers, governmental trade restrictions or tariffs on metal products and competition, and may result in volatility in the supply and/or pricing of metal products, our market share and/or gross margins:

•                  increased foreign demand, changes in foreign exchange rates, and reduction of some domestic mill capacity have resulted in longer lead times and tightened supply for some of the products we sell;

•                  risks and uncertainties involving new processes or new technologies, such as the improvements of our information management system and the expansion and automation of our Chicago facility by installing the Kasto system;

•                  our ability to implement customer selling price increases in response to higher metal costs, including surcharges that have recently been added to the costs of certain metals by our suppliers;

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

The Company is also affected by risks, the uncertainties and assumptions that are more fully discussed in our Registration Statement on Form S-4 filed on July 3, 2002, and our other periodic reports filed with the Securities and Exchange Commission.

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

We are one of the largest independent distributors of metal products in North America, providing value-added metals processing services and distributing over 25,000 different metal products. We have been distributing metal products for over 80 years and we believe we are the leading distributor of bar and tubing products in North America. We have over 35,000 customers engaged in a wide variety of industries, including machine tools, transportation, industrial equipment, fabricated metal, oil, gas and energy, construction and farm equipment and aerospace. None of our customers represent more than 2% of our gross revenues. Customers are serviced by our network of 36 service and processing centers located throughout North America.

In addition to offering a broad range of metals products, we serve our customers by providing metals processing expertise and inventory management services, as well as what we believe is a unique on-time product delivery guaranty. We purchase metals products from primary producers and sell these metals in smaller quantities to a wide variety of end users. We process nearly all of the metals products we sell by cutting to length, burning, sawing, honing, shearing, grinding, polishing, and performing other similar services on them, all to customer specifications. During fiscal 2004, we handled approximately 7,900 sales transactions per business day, at an average of $520 per transaction.

Over the last several years, we have streamlined our operations and lowered our operating costs. We have focused our efforts on improving internal business processes and systems, enhancing customer service, reducing headcount, optimizing facility workflow, eliminating redundant facilities and eliminating management layers and corporate overhead. These efforts have produced a more flexible operating cost structure and significantly greater employee productivity. From fiscal year 1998 to fiscal year 2004, our average total headcount was reduced by over 29% to 1,628 employees, while average tons shipped from our facilities per employee increased approximately 56% to 385 tons for fiscal year 2004. We have continued to make productivity improvements. At March 31, 2004 our headcount was 1,616.

We operate in one reportable segment—the metals service center industry—through a network of 36 service and processing centers strategically located throughout North America, including three service centers in Canada.  For the fiscal year ended March 31, 2004, we generated revenues of $1,040.4 million and reported net income and EBITDA (as defined – see “Item 6. Selected Financial Data”) of $15.3 million and $80.8 million, respectively.

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

After many quarters of weak industrial economic conditions in the United States, in the last calendar quarter of 2003 the metal service center industry began to experience both growth in sales volume and increases in prices. A combination of factors, including improved industrial demand, favorable exchange rates for exporting companies (unfavorable exchange rates for importers of metals), continued low interest rates, and recent price increases from mills because of higher raw material costs and higher capacity utilization, have begun to impact the metals service center industry. While metals prices for most of calendar 2003 were volatile due to competitive pressures and changes in availability of inventories held by service centers or supplied by both domestic and foreign mills, these factors resulted in a general modest increase in metals prices in the last calendar quarter of 2003. Both prices and surcharges have risen since the beginning of calendar 2004. We believe that the metals service center industry will continue to increase its role as a valuable intermediary between primary metals producers and end users, principally as a result of (i) the metals producers’ efforts to increase sales to larger volume purchasers in order to increase production efficiency and (ii) increased demand by end users for value-added services in order to reduce their costs and capital expenditures associated with the production process.

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

Broad Network of Strategically Located Facilities and Diverse Customer Base.    Our service centers are strategically located throughout North America, generally within one day’s delivery time to almost all U.S. manufacturing centers. Our broad service network gives us the ability to provide services to national customers with multiple locations. We serve more than 35,000 customers across a broad range of industries with no single customer accounting for more than 2% of our gross revenues. Our largest ten customers represented approximately 10% of our revenues in fiscal 2004, and the average length of these customer relationships was approximately 14 years.

Technology Driven Process Improvements.    We have developed warehouse automation tools to streamline order filling and maximize employee productivity and have invested significantly in automated inventory storage and retrieval systems (“Kasto” systems) in our Kansas City and Chicago facilities.  We believe that these tools and systems have and will continue to reduce our material handling and processing costs, substantially increase order fill rates, and provide us with a significant competitive advantage.  For example, as the result of installing the Kasto system in Kansas City, we added 20% more inventory storage capacity while using 41% less floor space and reduced headcount approximately 18% to 78 in fiscal 2003 from 95 in fiscal year end 1998.  In Chicago, we have already realized benefits from the completed installation of several Kasto systems as part of a 130,400 sq. ft. expansion to our existing 473,300 sq. ft. depot.  These

Kasto systems enable the Chicago facility to process and ship more than 4,000 inventory line items per day, compared to its capacity of about 2,200 inventory line items per day prior to such installation, while significantly reducing labor costs.

Experienced Management with Significant Equity Ownership.    Our senior management team has an average of 29 years of industry experience. Our chief executive officer, Maurice S. Nelson, has spent over 42 years in the metals industry with us and at Inland Steel Company and Alcoa. Mr. Nelson was named the Service Center Executive of the Year for 2001 by Metal Center News and served as chairman of the Metal Service Center Institute during the 2002 – 2003 year.  Our employees directly, and indirectly through our stock bonus and stock option plans, beneficially own in the aggregate approximately 24.2% (28.4% on a fully-diluted basis) of the outstanding common stock of Holding (the ‘‘Holding Common Stock”) as of March 31, 2004.

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

Expand Satellite Operations. We believe a key aspect of serving our customers is having a physical presence in those markets requiring our products and services. Accordingly, we have formalized a strategy to target those geographic areas where we can justify opening a “satellite” location. These locations are managed locally by warehouse and delivery personnel, stock a limited inventory of core products and require minimal initial and maintenance capital expenditures, resulting in a low cost opportunity to serve select markets. Each satellite operation is supported by inventory, inside salespeople and the general management of our larger service center responsible for the satellite’s results of operations. Since the beginning of fiscal 2000, we have opened six satellites, including a facility in Orlando, Florida, in October 2003. We will be relocating our Chattanooga, Tennessee satellite to a larger full service facility in Birmingham, Alabama in fiscal 2005. We are evaluating other potential satellites.

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

The percentage of revenues generated from sales of material by product group for the fiscal years ended March 31, 2002, 2003 and 2004 is as follows.

	Year Ended March 31,
	2002	2003	2004
Bars:
Carbon and Alloy	36.6%	37.4%	37.4%
Stainless	11.9	11.3	11.7
Aluminum	7.7	7.9	8.1
Brass	.7	1.0	1.4
Total	56.9	57.6	58.6

Tubing:
Carbon and Alloy	24.6	24.6	23.6
Stainless	3.0	2.9	2.8
Aluminum	3.6	3.2	2.7
Total	31.2	30.7	29.1

Plate:
Carbon and Alloy	3.9	3.5	3.2
Stainless	1.5	1.3	1.2
Aluminum	2.3	2.4	2.0
Total	7.7	7.2	6.4
Other	4.2	4.5	5.9
	100.0%	100.0%	100.0%

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

The majority of our inventory purchases are made by purchase order, and we have no significant supply contracts with periods in excess of one year. We are not dependent on any single supplier for any product or for a significant portion of our purchases, and in fiscal year 2004 no single supplier represented more than 10% of our total purchases. We purchased less than 15% of our inventory requirements from foreign-based suppliers in fiscal 2004.

On March 5, 2002, President Bush, among other actions, imposed a three-year tariff of 30%, 24% and 18% on imports of hot rolled, cold rolled and coated sheet for 2002, 2003, and 2004, respectively, as well as on imports of steel slabs in excess of a specified annual quota. Due to certain rulings by the World Trade Organization and adverse reaction from steel consuming industries, these tariffs were terminated by the President on December 4, 2003. A steel import licensing and monitoring system maintained by the United States Department of Commerce will remain in force. We do not believe that these factors materially impacted the availability or pricing of product we sold during fiscal 2004 or will have a significant impact in fiscal 2005. However, to the extent metals prices decline, this generally would mean lower sales and possibly lower net income, depending on the timing and magnitude of the price changes. Alternatively, to the extent we are not able to pass on to our customers any increases in our raw materials prices our results may be adversely affected.

Customers and Markets

We provide metal products and value-added metals processing services to over 35,000 customers throughout North America that do business in a wide variety of industries, none of which represents more than 2% of our gross revenues. During fiscal 2004, we processed approximately 7,900 sales transactions per business day generating an average revenue of approximately $520 per transaction.  In addition, sales of material out of our stock inventory (referred to as “stock” sales) represented 89.7%, 90.8% and 91.7% of total revenues generated from material sales for fiscal years 2002, 2003 and 2004, respectively. We believe our ability to support this high proportion of stock sales is critical in growing market share and maintaining higher gross margins than would otherwise be possible. The balance of revenues represents special customer requirements that we meet by arranging mill-direct sales and by making buy-outs from other distributors of inventory items we do not maintain as stock inventory. Such non-stock sales generally have lower gross margins than stock sales, but provide a valuable customer service.

The following table provides the percentage of tonnage sold to our ten largest key industries for the fiscal years ended March 31, 2002, 2003 and 2004.

	Year Ended March 31,
	2002	2003	2004

Machine Tools	27.4%	27.0%	28.1%
Industrial Equipment	9.5	8.7	7.7
Transportation	8.5	8.1	7.5
Metal Service Centers & Wholesale Trade	6.3	6.6	6.1
Fluid Power	4.1	4.7	6.0
Oil, Gas & Energy	4.3	4.2	5.8
Fabricated Metal	6.3	6.6	5.7
Construction/Farm Equipment	8.4	7.9	5.1
Screw Machine Products	4.4	6.0	5.0
Power Transmission Equipment	2.7	3.4	3.7
All Other Industries	18.1	16.8	19.3
Total	100.0%	100.0%	100.0%

The majority of our sales originate from individual purchase orders and are not subject to ongoing supply contracts; however, we make some of our sales under contracts that fix the price for up to 12 months. When we enter into a fixed price contract, we enter into a corresponding supply contract with our supplier to cover the commitment to our customer. These corresponding supply contracts substantially reduce the risk of fluctuating prices negatively impacting our margins on these fixed price contracts. Such contracts provide the customer with greater certainty as to timely delivery, price stability and continuity of supply, and sometimes satisfy particular processing or inventory management requirements. Such contracts have resulted in new customer relationships and increased sales volumes, but can have a slightly lower gross margin than our ordinary sales. We believe such contracts, in the aggregate, represented less than 10% of our total revenues in fiscal 2004. In addition, the pricing for most of our sales is set at the time of the sale.

Seasonal fluctuations in our business generally occur in the summer months and in November and December, when many customers’ plants and production levels are impacted by retooling, vacations or holidays. Order backlog is not a significant factor, as orders are generally filled within 24 hours.

Intellectual Property and Licenses

EMJ® and E-METALS® are registered trademarks and our name, is a registered service mark in the U.S. and in other countries where we do or expect to do business. Other service marks, including hallmarks, logos, taglines or mottos used to conduct business are or will be registered as necessary to protect our proprietary rights. We also own our internet domain name, emjmetals.com. We consider certain information owned by us to be trade secrets, and we take measures to protect the confidentiality and control the disclosure of such information. We believe that these safeguards adequately protect our proprietary rights. While we consider all of our intellectual property rights as a whole to be important, we do not consider any single right to be essential to our operations.

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

Employees

As of March 31, 2004, EMJ employed 1,616 persons, of whom 997 were employed in production or shipping, 346 were employed in sales and 273 served in executive, administrative or district office capacities. Four different unions represented approximately 563 of our employees from 16 location.  Our Collective bargaining agreements expire on staggered dates through 2010.  We believe we have a good overall relationship with our employees and do not expect any significant issues to arise in connection with agreements in the near future.

Foreign Operations

Through our wholly-owned subsidiary, Earle M. Jorgensen (Canada) Inc., a Canadian limited liability company, we operate three service centers located in Toronto, Montreal and Edmonton. Revenues from our Canadian operations totaled $43.7 million in fiscal 2002, $54.4 million in fiscal 2003 and $70.0 million in fiscal 2004.

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

During fiscal years 2002, 2003 and 2004, expenditures totaling approximately $0.1 million, $0.2 million and $0.2 million, respectively, were made in connection with monitoring and investigation activities at sites with contaminated soil and/or groundwater. As of March 31, 2004, an accrual of $0.2 million exists for future investigation activities related to the Duwamish Site, as discussed below.  All other pending environmental matters are not considered material and are fully discussed in Note 8 to consolidated financial statements.

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

On February 6, 2003, we received a request from the EPA to sign an AOC under CERCLA to investigate certain areas of the Duwamish Site.  A preliminary estimate of the cost of proposed work under the AOC ranges from $0.4 million to $0.5 million, and is subject to approval by the EPA.   As of March 31, 2004, we have accrued $0.2 million for these costs that are expected to be incurred during fiscal 2004.  On April 15, 2003, we signed a funding and participation agreement with the current owners of the Forge property, which requires us to fund 85% of costs to be incurred in connection with the investigation activities to be performed under the AOC.

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

Item 2.  PROPERTIES

We currently maintain 36 service centers (including three plate processing centers, one cutting center and one tube honing facility), three sales offices and one merchandising office at various locations throughout the U.S. and we are headquartered in Lynwood, California. Our facilities generally are capable of being utilized at higher capacities, if necessary. Most leased facilities have initial terms of more than one year and include renewal options. While some of the leases expire in the near term, we do not believe that we will have difficulty renewing such leases or finding alternative sites.

Set forth below is a table summarizing certain information with respect to our facilities.

Country/City/State	Owned (O) Leased (L)	Size (Sq. Ft.)
United States:
Birmingham, Alabama (a)	O	80,000
Phoenix, Arizona	O	72,200
Little Rock, Arkansas	L	27,700
Hayward, California	L	91,000
Los Angeles, California	O	319,400
Denver, Colorado	L	77,400
Orlando, Florida (b)	L	29,700
Chicago, Illinois	O	603,700
Indianapolis, Indiana	O	225,000
Eldridge, Iowa	L	104,500
Boston, Massachusetts	O	63,500
Detroit, Michigan(b)	L	28,700

Minneapolis, Minnesota	O	169,200
Kansas City, Missouri	L	120,900
St. Louis, Missouri	L	108,100
Rochester, New York(b)	L	31,500
Charlotte, North Carolina	O	175,300
Cincinnati, Ohio	L	125,200
Cleveland, Ohio	O	200,200
Cleveland, Ohio	O	137,800
Tulsa, Oklahoma	O	108,000
Tulsa, Oklahoma	O	143,400
Portland, Oregon	L	33,800
Philadelphia, Pennsylvania(c)	L	38,000
Philadelphia, Pennsylvania(d)	L	27,200
Wrightsville, Pennsylvania	L	83,900
Chattanooga, Tennessee(b)	L	27,000
Memphis, Tennessee	L	56,500
Dallas, Texas	O	132,800
Houston, Texas(e)	O	276,000
Houston, Texas	O	95,200
Salt Lake City, Utah(b)	L	25,400
Seattle, Washington	L	83,600
Canada:
Toronto, Ontario	L	61,800
Montreal, Quebec	L	82,700
Edmonton, Alberta	L	25,800

(a)	We are building a facility in Birmingham, Alabama that will replace the existing facility located in Chattanooga, Tennessee.
(b)	These locations are considered satellite operations.
(c)	Excludes 196,800 square feet subleased to a third party under a long-term agreement.
(d)	The property being subleased in Philadelphia (c) is being phased out and we intend to move our operations from that facility into a new leased facility in the same general area.
(e)	We purchased a facility in Houston, Texas (95,200 sq ft) to replace the existing facility (276,000 sq ft), which is under a contract for sale.

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

In 1996, the Department of Labor, or the “DOL,” initiated an investigation into our employee stock ownership plan, or the “Plan,” and Company contributions to the Plan for fiscal years commencing March 31, 1992.  In the course of its investigation, the DOL and its advisors reviewed the valuations of Holding’s common and preferred stock prepared for the Plan and challenged the methodology used in preparing the valuations.

On March 8, 2002, the DOL sued us, Holding, our Plan and former members of our benefits committee in the federal district court for the Central District of California. The DOL claimed that the valuations of Holding’s common stock used to make annual contributions to our Plan in each of the years 1994 through 2000 contained significant errors that resulted in the common stock being overvalued, and that the failure of the members of our benefits committee to detect and correct the errors was a breach of their fiduciary duty under ERISA. As a result of the alleged overvaluations, the DOL contended that the contributions to our Plan were prohibited transactions under ERISA. On January 27, 2003, we signed a consent order and settlement agreement with the DOL in connection with their lawsuit.  The key provisions of the agreement are as follows: (i) we are not required to make any payments under the agreement at this time; (ii) we are prohibited to make further common stock contributions to the stock bonus plan; (iii) we will continue to obtain annual appraisals of Holding stock using methodology consistent with prior appraisals, and use that appraised value as the purchase price for repurchases of common stock as we have done in the past, and; (iv) if the annual appraisal of our common stock is less than $4.25 per share, we shall pay a floor price of $4.25 per share in connection with the repurchase of common stock from departing employees for shares that were originally contributed to the stock bonus plan for the plan years 1994 through 2000.

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

In December 2003, we entered into agreements with Holding, a subsidiary and the principal stockholders of Holding providing for a merger and financial restructuring.  Prior to approval of the transaction, the DOL initiated a review of the procedures followed by our benefits committee in connection with evaluation of the proposed transaction and other strategic alternatives available to Holding and an assessment of whether or not the proposed transaction complied with the terms of the consent order and the legal requirements applicable to the stock bonus plan.  Such review resulted in delays that, combined with other transactional requirements, precluded the consummation of the merger and financial restructuring on the terms originally proposed.  We are considering  changes to the proposed transaction that will achieve the objectives of the original restructuring transaction, while meeting the concerns expressed by the DOL.  Holding intends to review any proposed transaction with the DOL in advance under their compliance assistance program to ensure compliance with the terms of the consent order and applicable law.  There can be no assurance that a revised transaction will be agreed upon, approved by the Holding stockholders and consummated.

On April 22, 2002, we were sued by Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, alleging that we had conspired with other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor, which resulted in unspecified damages.  EMJ and the other defendants filed motions for summary judgment, and on June 15, 2004, the federal District Court for the Western District of Oklahoma entered an order granting the motions for summary judgment of each of the defendants including EMJ and dismissed the case.  The time for an appeal expires July 15, 2004.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

On May 25, 2004 the Company announced that the proposed restructuring of the combined capital structure of EMJ with Holding, had been delayed.  Because of the delay, additional negotiations among Holding’s security holders and changes to the structure of the transaction will be required before it can proceed.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We have 128 shares of common stock par value $.01 per share outstanding, all of which are owned by Holding.  For each of fiscal years ended March 31, 2002, 2003 and 2004, we paid cash dividends totaling $14,963,000,  $10,587,000 and $5,781,000, respectively, to Holding in connection with the repurchase of its capital stock from employees of EMJ whose employment had terminated, as required by the terms of Holding’s Stockholders Agreement and our Plan.  In addition, we paid cash dividends of $25,000,000 to Holding in connection with our May 2002 refinancing of certain indebtedness.

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

	Year Ended March 31,
	2000		2001		2002		2003		2004
	(dollars in thousands)
Statement of Operations Data:
Revenues	$938,252		$1,059,681		$895,058		$919,927		$1,040,367
Costs of goods sold	662,803		767,263		641,991		658,562		754,266
Gross profit	275,449		292,418		253,067		261,365		286,101
Operating expenses exclusive of restructuring and other non-recurring charges	205,626		223,222		200,933		210,277		216,629
Restructuring and other non-recurring charges	2,432		5,320		1,861		—		—
Income from operations	67,391		63,876		50,273		51,088		69,472
Net interest expense(1)	41,595		44,855		42,545		47,206		51,093
Net income	23,987		17,798		5,354		2,382		15,252

Other Data:
EBITDA(2)	$77,342		$74,911		$59,803		$62,457		$80,756
EBITDA margin %	8.2%		7.1%		6.7%		6.8%		7.8%
Depreciation and amortization(3)	9,951		11,035		11,449		11,369		11,284
Capital expenditures	9,525		14,475		24,531		15,335		10,530
Net cash flows provided by operating activities	32,984		38,026		14,544		30,974		29,491
Net cash flows used in investing activities	(4,846)		(15,048)		(24,752)		(14,035)		(7,396)
Net cash flows provided by (used in) financing activities	(24,331)		(20,877)		7,748		(18,210)		(26,580)
Ratio of earnings to fixed charges(4)	1.54	x	1.36	x	1.11	x	1.06	x	1.31	x
Dividends paid(5)	13,372		5,514		14,963		35,587		5,781

Balance Sheet Data:
Cash and cash equivalents	$21,660		$23,758		$21,300		$20,030		$15,528
Total working capital	165,148		156,309		154,936		150,205		139,463
Total assets	464,374		484,264		443,998		490,741		536,480
Total debt	285,547		270,184		292,895		330,537		309,738
Total stockholder’s deficit	(14,365)		(3,151)		(15,786)		(48,016)		(37,359)

(1)

Net interest expense includes amortization and write-off of debt issue costs aggregating $1,482, $1,482, $1,792, $1,416 and $1,323 for the fiscal years ended March 31, 2000, 2001, 2002, 2003 and 2004, respectively, net of interest income of $636, $1,179, $164, $83 and $81 for the fiscal years ended March 31, 2000, 2001, 2002, 2003 and 2004, respectively.

(2)

“EBITDA” represents net income before depreciation and amortization, net interest expense and provision for income taxes, as shown in the table below.  Consistent with Item 10(e) of Regulation S-K, our EBITDA has not been adjusted to exclude any other non-cash charges (credits) or liabilities, such as LIFO adjustments of $(9,022), $887, $590, $(3,354) and $14,343, and accruals for stock bonus plan contributions and postretirement benefits aggregating $2,862, $11, $249, $498 and $619 for the years ended March 31, 2000, 2001, 2002, 2003 and 2004, respectively.  In addition, our EBITDA has not been adjusted for any recurring or non-recurring items, such as provisions for workforce reductions and consolidations and losses from sale of significant assets aggregating $2,432, $3,320, $1,861, none and none for the years ended March 31,  2000, 2001, 2002, 2003 and 2004, respectively;  special compensation of $2,000 payable to our CEO in fiscal 2001; excise tax of $1,919 related to an IRS settlement in fiscal 2002; and an extraordinary loss of $12,278 related to early retirement of debt in fiscal 2003.  We believe that EBITDA is commonly used as a measure of performance for companies in our industry and is frequently used by analysts, investors, lenders and other interested parties to evaluate a company’s financial performance and its ability to incur and service debt.Our EBITDA is used by management as a performance measure to assess our financial results in connection with determining incentive compensation, and is also used by the independent appraisal firm in connection with their annual valuation of our equity.  While providing useful information, our EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with U.S. generally accepted accounting principles and should not be construed as an indication of a company’s operating performance or as a measure of liquidity.

	Year Ended March 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Reconciliation of EBITDA:

Net income	$23,987	$17,798	$5,354	$2,382	$15,252
Depreciation and amortization(4)	9,951	11,035	11,449	11,369	11,284
Net interest expense	41,595	44,855	42,545	47,206	51,093
Provision for income taxes	1,809	1,223	455	1,500	3,127
EBITDA	$77,342	$74,911	$59,803	$62,457	$80,756

(3)

Depreciation and amortization excludes amortization or write-off of debt issue costs referred to in Note (1) above, reflected in the Company’s consolidated statements of operations as interest expense.

(4)

In computing the ratio of earnings to fixed charges, “earnings” represents pre-tax income (loss) plus fixed charges except capitalized interest, if any.  “Fixed charges” represents interest whether expended or capitalized, debt cost amortization, and 33% of rent expense, which is representative of the interest factor.

(5)

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

General

We are considered a general line distributor of metals, offering our customers a broad line of bar, tube and plate products.  We operate a network of 36 service and processing centers strategically located throughout North America, from which we distribute over 25,000 different metals products and provide value-added metals processing services to over 35,000 customers.

We purchase larger quantities of metals products from primary producers and sell these metals in smaller quantities to a wide variety of end users. We process nearly all of the metals products we sell by cutting to length, burning, sawing, honing, shearing, grinding, polishing, and performing other similar services on them, all to customer specifications. During fiscal 2004, we handled approximately 7,900 sales transactions per business day, at an average of $520 per transaction.

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

The Proposed Merger and Financial Restructuring

In December 2003, we entered into agreements with Holding, a subsidiary and the principal stockholders of Holding providing for a merger and financial restructuring.  Holding was unable to present the proposed transaction to its stockholders for approval prior to the end of our fiscal year as a result of  review of the transaction by the DOL to determine whether or not the proposed transaction complied with the terms of the consent order and the legal requirements applicable to the stock bonus plan.  Such review resulted in delays and, combined with other transactional requirements, such delays precluded the consummation of the merger and financial restructuring on the terms originally proposed.  We are considering  changes to the proposed transaction that will achieve the objectives the original restructuring transaction, while meeting the concerns expressed by the DOL.  Holding intends to review any proposed transaction with the DOL in advance under their compliance assistance program to ensure compliance with the terms of the consent order and applicable law.  There can be no assurance that a revised transaction will be agreed upon, approved by the Holding stockholders and consummated.

Overview of Fiscal 2004

After many quarters of weak industrial economic conditions in the United States, in the last calendar quarter of 2003 the metal service center industry began to experience both growth in sales volume and increases in prices.  While metals prices for most of calendar 2003 were volatile due to competitive pressures and changes in availability of inventories held by service centers or supplied by both domestic and foreign mills, a combination of factors, including improved industrial demand, favorable exchange rates for exporting companies (unfavorable exchange rates for importers of metals), continued low interest rates, and recent price increases and added surcharges from mills because of higher raw material costs and higher capacity utilization, resulted in strong growth in the metals service center industry that began during the last calendar quarter of 2003.  Both prices and surcharges have continued to rise and demand for metals products has remained strong since the beginning of calendar 2004.  For example, the price of unleaded cold finished carbon bar was $797 per ton at March 31, 2004, up 17% (including a 10% surcharge) from $680 per ton at March 31, 2003.

Our tonnage shipped during fiscal 2004 was 9.6% higher compared to fiscal 2003 levels, with strong growth in our fourth fiscal quarter, due to increasing demand and from success in gaining market share, particularly in Canada.  We believe we are gaining market share through our core products strategies and excellent customer service, and beginning in July 2002, from significant benefits realized from the expansion and automation of our Chicago facility.

Pricing for our products can have a more significant impact on our results of operation than customer demand levels. As pricing increases, so do our revenue dollars. Our pricing usually increases when the cost of our materials increase. We attempt to obtain the same gross profit percentage on our sales, so if prices increase and we are successful in maintaining the same gross profit percentage, we generate higher levels of gross profit dollars. Conversely, if pricing declines, we will typically generate lower levels of gross profit dollars. Because changes in pricing do not require us to adjust our expense structure, the impact on our results of operations is greater than the effect of volume changes.

During fiscal 2004, we continued to focus on improving our business processes, including the development or enhancement of systems that enable us to reduce costs and increase productivity related to order processing and scheduling, inventory processing and handling.  For fiscal 2004, our gross margins were 27.5% versus 28.4% in fiscal 2003 and 28.3% in fiscal 2002, while our operating margins in fiscal 2004 were 6.7%, when compared to 5.6% in fiscal 2003 and 5.6% in fiscal 2002. Exclusive of a $12.3 million loss on early termination of debt, in fiscal 2003 our operating margin was 6.9%. The decline in gross margin in fiscal 2004 was attributable to a $14.3 million LIFO charge, compared to a $3.4 million LIFO credit in fiscal 2003. During fiscal 2004, our average total number of employees decreased to 1,628 from 1,706 in fiscal 2003 and 1,805 in fiscal 2002.

Statement of Operations Information

The following table sets forth certain of our consolidated statement of operations data. The historical financial data for the fiscal years ended March 31, 2002, 2003 and 2004 are derived from the historical financial statements included elsewhere herein.

	Year Ended March 31,
	2002	%	2003	%	2004	%
	(dollars in thousands)
Statement of Operations Data:
Revenues	$895,058	100.0%	$919,927	100.0%	$1,040,367	100.0%
Gross profit	253,067	28.3	261,365	28.4	286,101	27.5
Operating expenses exclusive of non-recurring charges	200,933	22.4	210,277	22.9	216,629	20.8
Restructuring and other non-recurring charges	1,861	0.2	—	0.0	—	0.0
Income from operations	50,273	5.6	51,088	5.6	69,472	6.7
Net interest expense	42,545	4.8	47,206	5.1	51,093	4.9
Net income	5,354	0.6	2,382	0.3	15,252	1.5

Results of Operations—Year ended March 31, 2004 compared to year ended March 31, 2003

Revenues.    Revenues for fiscal 2004 increased 13.1% to $1,040.4 million, compared to $919.9 million in fiscal 2003. Revenues from our domestic operations increased 12.1% to $970.4 million in fiscal 2004, compared to $865.5 million in fiscal 2003 primarily as the result of an increase in tonnage shipped.  The increase in tonnage shipped by our domestic operations was attributable to increased demand for our products sold to customers in certain key industries we serve, including oil, gas and energy, fluid power and machine tooling, particularly during the fourth quarter of fiscal 2004. Revenues also increased in fiscal 2004 because prices for product we sold during fiscal 2004 were higher than fiscal 2003.  Revenues from our Canadian operations for fiscal 2004 increased 28.7% to $70.0 million compared to $54.4 million in fiscal 2003 due to increased capacity and efficiencies from new facilities, effective marketing of core products and services, overall improved economic conditions and favorable currency conversion rates.

Gross Profit.    Gross profit increased 9.4% to $286.1 million in fiscal 2004, compared to $261.4 million in fiscal 2003. Gross margin decreased to 27.5% when compared to 28.4% in fiscal 2003. Fiscal 2004 included a LIFO charge of $14.3 compared to a $3.4 credit in 2003. Gross profit and gross margin from our Canadian operations were $17.9 million and 25.6% in fiscal 2004 compared to $11.6 million and 21.3% in fiscal 2003. Exclusive of our Canadian operations and LIFO, gross margin increased to 29.1% in fiscal 2004, when compared to 28.5% in fiscal 2003; due to successful gross margin initiatives.

Expenses.    Total operating expenses were $216.6 million, or 20.8% of revenues in fiscal 2004, compared to $210.3 million, or 22.9% of revenues in fiscal 2003.  Fiscal 2003 includes a loss of $12.3 million resulting from early termination of debt. Excluding the loss on early termination of debt, the increase in operating expenses generally reflects the changes in variable expenses impacted by higher tonnage shipped and added capacity, including utilities, maintenance, fuel and freight. In addition, fiscal 2004 included higher costs for healthcare and workers compensation insurance, selling and management incentives and professional services, offset by income attributable to our corporate-owned life insurance programs and gains on sale of surplus properties. The increase in professional services was primarily attributable to accounting, legal and financial advisory fees in connection with the proposed merger and financial restructuring.

Warehouse and delivery expenses increased $8.3 million (6.5%) to $135.4 million in fiscal 2004, compared to $127.1 million in fiscal 2003. As a percent of revenues, warehouse and delivery expenses were 13.0% in fiscal 2004, compared to 13.8% in fiscal 2003. The increase in these expenses was attributable to higher costs for healthcare and workers compensation insurance and increased expenses for utilities, maintenance, fuel and freight. As of March 31, 2004, warehouse and delivery activities employed 997 employees, compared to 1,020 as of March 31, 2003.

Selling expenses increased $6.0 million (18.6%) to $38.3 million in fiscal 2004, compared to $32.3 million in fiscal 2003, and increased as a percent of revenues to 3.7% from 3.5% in fiscal 2003. The increase in selling expenses was attributable to higher accruals for incentive compensation due to rapid growth in revenue and gross profit in the fourth quarter of fiscal 2004, and higher healthcare insurance

General and administrative expenses, excluding loss on early retirement of debt of $12.3 million in fiscal 2003, increased $4.4 million (11.4%) to $43.0 million in fiscal 2004, compared to $38.6 million in fiscal 2003. As a percentage of revenues, these expenses were 4.1% in fiscal year 2004 and 4.2% in fiscal 2003. The increase in general and administrative expenses was attributable to higher healthcare and casualty and liability insurance, increase in professional services and higher accruals for management incentives, offset by higher income recognized in connection with our life insurance policies, currency exchange gains and gains on sale of surplus property.

Net Interest Expense.    Net interest expense was $51.1 million in fiscal 2004 and $47.2 million in fiscal 2003. Such amounts include interest related to our long-term debt and borrowings against the cash surrender value of corporate-owned life insurance policies we maintain, and the amortization of debt issue costs ($1.3 million in fiscal 2004 and $1.4 million in fiscal 2003).

During fiscal 2004 the average outstanding indebtedness (excluding borrowings against the cash surrender value of certain life insurance policies) was $361.0 million versus $355.5 million in fiscal 2003. The weighted-average interest rate on such indebtedness during fiscal 2004 was 7.97% versus 8.01% in fiscal 2003. The average borrowings under our credit facility in fiscal 2004 increased to $104.3 million from $96.4 million in fiscal 2003, and the average interest rate decreased to 4.19% from 4.65% in fiscal 2003. The increase in average borrowings is reflective of the increased demand and pricing for products we sell. Average inventory during fiscal 2004 increased to $211.3 million (6.1%) compared to $199.1 million in fiscal 2003.

The outstanding borrowings against the cash surrender value of life insurance policies were $182.6 million at March 31, 2004 and $165.0 million at March 31, 2003, and the total interest expense on such borrowings increased to $20.1 million in fiscal 2004 compared to $17.8 million in fiscal 2003. Such increases resulted primarily from borrowings of $17.7 million against the increased cash surrender value of life insurance policies in November 2003 to pay annual premiums on such policies and to pay interest on previous borrowings (see “—Liquidity and Capital Resources” below). As specified in the terms of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the associated interest expense. Dividend income earned under the policies was $17.8 million in fiscal 2004, $17.2 million in fiscal 2003 and $13.5 million in fiscal 2002 and is reported as an offset to general and administrative expenses in the consolidated statements of operations.

The interest rates on our existing senior secured notes and our life insurance policy borrowings are fixed at 9.75% and 11.76%, respectively. The interest rate on our credit facility is a floating rate (3.74% as of March 31, 2004).

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

Gross Profit.    Gross profit increased 3.3% to $261.4 million in fiscal 2003, compared to $253.1 million in fiscal 2002. Gross margin improved to 28.4% when compared to 28.3% in fiscal 2002. Fiscal 2003 included a LIFO credit of $3.4 million compared to a charge of $0.6 million in fiscal 2002. Gross profit and gross margin from our Canadian operations were $11.6 million and 21.3% in fiscal 2003 compared to $9.5 million and 21.7% in fiscal 2002. Exclusive of our Canadian operations and LIFO, gross margin decreased to 28.5% in fiscal 2003, when compared to 28.7% in fiscal 2002; the decrease was attributable to a 1% increase in material costs, competitive pricing pressures, and changes in customer and product mixes.

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

Loss on Early Retirement of Debt.  We recognized loss on early retirement of debt of $12.3 million in connection with the early retirement of our 9½% senior notes and term loan, which consisted of the call premium paid, a payment to terminate the interest rate swap agreement, the write-off of deferred financing costs, and certain other expenses incurred in connection with the refinancing transaction.  No tax benefit was recorded in connection with this loss due to the uncertainty in realizing the resulting deferred tax asset.

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

Liquidity and Capital Resources

Working capital decreased to $139.5 million at March 31, 2004 when compared to $150.2 million at March 31, 2003. The decrease was attributable to an increase in our accounts payable and accrued liabilities of $55.2 million resulting from increased demand during the fourth quarter of fiscal 2004, offset by higher accounts receivable of $35.8 million and an increase in our inventory of $11.7 million.

Primary sources of cash in fiscal 2004 consisted of funds provided by operations of $29.5 million and proceeds from sale of assets of $1.5 million. Primary uses of cash in fiscal 2004 consisted of (i) capital expenditures of $10.5 million, (ii) dividends to Holding of $5.8 million for the redemption of stock from retired and terminated employees, and (iii) net payments under the revolving loan agreement of $19.4 million.

Cash generated from operating activities was $29.5 million (2.8% of revenues) in fiscal 2004 compared to $31.0 million (3.4% of revenues) in fiscal 2003 and $14.5 million (1.6% of revenues) in fiscal 2002.

The redemption of $5.8 million of capital stock from retiring and terminated employees was required by the terms of our stock bonus plan and by Holding’s Stockholders’ Agreement. This amount was lower than the amount paid in fiscal 2003 and lower than the amount paid in fiscal 2002 due to the timing of distributions, the number and mix of shares being purchased and changes in stock prices. We expect that such redemptions for fiscal 2005 will be similar to those paid in fiscal 2004, although the amount or timing of such expenditures is not within our control and there can be no assurance in this regard.

Capital expenditures were $10.5 million in fiscal 2004, $15.3 million in fiscal 2003 and $24.5 million in fiscal 2002. Capital expenditures in fiscal 2004 were primarily for routine replacement of machinery and equipment, facility improvements and expansions, including the expansion and automation of our facility in Chicago and the purchase of computer hardware and software. For fiscal 2005, we have planned approximately $22.1 million of capital expenditures to be financed from internally generated funds and borrowings under our credit facility. Approximately $12.6 million is for facility improvements and expansions (including a commitment of approximately $8.8 million for the purchase of new or expanded facilities in Houston, Texas, Wrightsville, Pennsylvania and Birmingham, Alabama) and routine replacement of machinery and equipment, and $1.5 million is for further additions and enhancements to our management information systems. We have requested an amendment to the covenants in our credit facility to permit the budgeted capital expenditures that we expect will be granted by our lenders.

As of March 31, 2004 our primary sources of liquidity were available borrowings of approximately $139.8 million under our credit facility, available borrowings of approximately $10.3 million against certain life insurance policies and internally generated funds. Borrowings under our credit facility are secured by our domestic inventory and accounts receivable, and future availability under the facility is determined by prevailing levels of such accounts receivable and inventory. The senior secured notes are secured by a first-priority lien on a substantial portion of our current and future acquired unencumbered real property, plant and equipment. The life insurance policy loans are secured by the cash surrender value of the policies and are non-recourse. The interest rate on the life insurance policy loans is 0.5% greater than the dividend income rate on the policies. As of March 31, 2004, there was approximately $34.7 million of cash surrender value in all life insurance policies maintained, net of borrowings. In addition, our Canadian subsidiary has available its own credit facilities of up to CAD$9.0 million, including a revolving credit facility of CAD$5.5 million, a term financial instruments facility of CAD$3.0 million, to be used for hedging foreign currency and rate fluctuations, and a special credit facility of CAD$0.5 million for letters of guaranty in connection with a lease for our facility in Toronto. As of March 31, 2004, CAD$2.4 million (USD$1.9 million) was outstanding under the revolving credit facility and a letter of guaranty for CAD$0.5 million (USD$0.4 million) was issued.  None of the term financial instruments facility was used as of March 31, 2004.

Our ongoing debt service obligations are expected to consist primarily of interest payments under our credit facility, interest payments on our senior secured notes and principal and interest payments on industrial revenue bonds. As of March 31, 2004, annual principal payments required by our outstanding industrial revenue bonds indebtedness amount to $2.1 million in fiscal year 2005, $1.2 million in fiscal 2006, $0.7 million in fiscal years 2007, 2008 and 2009 and $0.7 million in the aggregate thereafter through fiscal year 2010. We will not be required to make any principal payments on our senior secured notes until their maturity in fiscal 2013. Our credit facility, as amended, will mature in April 2006. Our credit facility has covenants that require maintenance of minimum working capital and a fixed-charge coverage ratio; and although compliance with such covenants in the future is largely dependent on the future performance of our company and general economic conditions, for which there can be no assurance, we expect to be in compliance with all of our debt covenants for the foreseeable future.

The following table summarizes our contractual cash obligations as of March 31, 2004. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations.

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter

Long-term debt	$309,738	$3,976	$1,215	$52,392	$715	$715	$250,725
Capital lease obligations	—	—	—	—	—	—	—
Operating leases (a)	100,054	18,422	14,315	10,323	7,337	5,718	43,939
Purchase obligations	—	—	—	—	—	—	—
Other long-term liabilities (b)	7,638	875	900	925	950	675	3,313
Total	$417,430	$23,273	$16,430	$63,640	$9,002	$7,108	$297,977

(a)	Excludes sublease income of $7,960, $711, $816, $828, $840, $845 and $3,920 for the above periods, respectively.
(b)

Includes estimated annual payments based on prior years trended amounts for postretirement benefits; and; estimated annual payments of $700 over the next four years and $400 thereafter to meet ERISA minimum pension funding requirements beginning in fiscal 2004.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated working capital requirements, and all known commitments and obligations; however, we anticipate that it will be necessary to replace or to refinance all or a portion of our credit facility and the senior secured notes prior to their scheduled maturities in fiscal years 2006 and 2012, respectively, although there can be no assurance on what terms, if any, that we would be able to obtain such refinancing or additional financing. Our ability to make interest payments on our credit facility and our notes will be dependent on maintaining the level of performance reflected in the accompanying consolidated financial statements, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings. Our earnings were sufficient to cover fixed charges for fiscal years 2002, 2003 and 2004.

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

Inflation

Our operations have not been, nor are they expected to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in metal prices.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Position and Results Of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates and judgments under different assumptions and conditions.  Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory reserves, pension and other postretirement benefits, insurance reserves, incentive compensation, contingencies and income tax accounting.  There have been no material changes made to the critical accounting policies during the periods presented in the Consolidated Financial Statements.

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

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist primarily of amounts due to us from our normal business activities. Allowances for doubtful accounts are established based on estimates of losses related to customer receivable balances.  Estimates are developed by using formulas or standard quantitative measures based on accounts aging, historical losses (adjusted for current economic conditions) and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.  Our provision for estimated losses and our write-offs for doubtful accounts recorded during each of the three fiscal years ended March 31, 2004 was less than 0.5% of the respective years’ annual revenues.  However, significant changes in economic conditions in specific markets in which we operate could have a material effect on required reserve balances.

Inventory Reserves

Inventories largely consist of raw material purchased in bulk quantities from various mill suppliers to be sold to our customers. An allowance for excess inventory is maintained to reflect the expected unsaleability of specific inventory items based on condition, recent sales activity and projected market demand, and has represented less than 2% of our total inventory as of March 31, 2002, 2003 and 2004.

Pension and Postretirement Benefits

Our pension and postretirement benefit costs and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions, in addition to changes resulting from fluctuations in our related headcount. In fiscal 2004 we committed to make additional annual contributions of $700,000 to our Hourly Employee Pension Plan commencing in fiscal 2005 as a result of changes in assumptions.

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

At March 31, 2004 and March 31, 2003, no financial instruments existed; at March 31, 2002, our only financial instrument was a fixed rate interest rate swap agreement covering $95.0 million of our Term Loans, which was terminated in connection with the repayment of the Term Loans during fiscal 2003.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Our exposure to changing interest rates is limited to our revolving credit facility such that our results of operations and cash flows during fiscal 2004 would have been impacted by approximately $1.0 million for each 1% increase or decrease in the applicable interest rate.

Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar. We estimate that a 10% change in the average exchange rate of the Canadian dollar during fiscal 2004 would have impacted our results of operations by approximately $0.4 million. Due to our product mix and the frequency of our buying and selling activities over normal business cycles, our exposure to changes in commodity prices is not considered material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 are set forth as indicated in Item 15(a)(1) and (2) below.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, of the effectiveness of disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the period covered by this report, the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed by the Company in the reports filed or furnished by us under the Securities Exchange Act of 1934, as amended, was gathered, analyzed and reported or otherwise made known to them and other members of management, as appropriate to allow timely decisions regarding required disclosure.

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

We have adopted a code of ethics for our Chief Executive Officer, as principal executive officer, and our Chief Financial Officer as our senior financial officer pursuant to Section 406 of the Sarbanes–Oxley Act of 2002.  We filed such code of ethics document as Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and will provide a copy to any person without charge upon written request to our Secretary.  We have also established a confidential hotline to allow persons to report, without fear of retaliation, any inappropriate acts or omissions affecting our financial statements, internal controls and accounting policies or practices.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age (at March 31, 2004), principal occupation and business experience of each of our directors and executive officers. Holding’s directors and executive officers are identical to ours. The executive officers serve at the pleasure of the board of directors of EMJ and Holding, respectively.

Each member of our board of directors holds office until the next annual meeting of the stockholders or until his successor is elected and qualified. The election of Holding’s directors is subject to the provisions of a stockholders’ agreement described below.  During fiscal 2004, the board of directors had four regular meetings and one special meeting.

There are no family relationships among our directors and executive officers. For information regarding the stock ownership of Holding by our directors and executive officers, we refer you to “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

From 1998 through 2001, each non-officer director other than Messrs. Schuchert and Nickell was granted options to purchase 10,000 shares of Holding Common Stock at their fair market value as established by the most recent appraisal available at the date of grant. These options are fully vested.  Beginning April 1, 2002, we changed our policies on compensation for directors so that each of our non-officer directors now receives an annual retainer of $20,000, payable quarterly. Effective April 1, 1997, April 1, 1998, April 1, 1999, April 1, 2000 and April 1, 2001, in consideration for his service as a director, Chairman of the Executive Committee and Chairman of the Board, Mr. Roderick was granted options to purchase 20,000 shares of Holding Common Stock, in each case at their fair market value as established by the most recent appraisal available at the date of the grant. These options are fully vested. Beginning April 1, 2002,  as a result of our changed policies, Mr. Roderick now receives an annual retainer of $30,000, payable quarterly.  Beginning April 1, 2005, we increased the annual retainer for the Chairman of the Audit Committee to $25,000, payable quarterly.

In addition, all non-officer directors are reimbursed for all approved out-of-pocket expenses related to meetings they attend. Our directors receive no additional compensation for their services as directors of Holding. Our officers who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers.

Name

Age

Position

David M. Roderick	80	Chairman of the Board and Chairman of the Executive Committee and Director

Maurice S. Nelson, Jr.	66	President, Chief Executive Officer and Chief Operating Officer, Director and Member of the Executive Committee

R. Neil McCaffery	54	Executive Vice President

William S. Johnson	46	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary

Frank D. Travetto	51	Vice President, Merchandising

Kenneth L. Henry	57	Vice President

James D. Hoffman	45	Vice President

William A. Marquard	84	Director and Member of the Audit Committee

Earl L. Mason	56	Director and Chairman of the Audit Committee

Frank T. Nickell	56	Director and Member of the Executive Committee

John Rutledge	55	Director and Member of the Audit Committee

David I. Wahrhaftig	47	Director

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

William S. Johnson.    Mr. Johnson has been our Vice President and Chief Financial Officer and Secretary since January 1999. Before that, Mr. Johnson was EMJ’s Controller since February 1995 and was EMJ’s Assistant Controller since February 1994. Prior to that, Mr. Johnson was the Corporate Finance Manager for Severin Montres, Ltd. since 1991. Severin Montres, Ltd., owned by Gucci Group N.V., was the manufacturer and distributor of Gucci watches.

Frank D. Travetto.    Mr. Travetto has been our Vice President Merchandising since March 1997. Before that, Mr. Travetto was EMJ’s Vice President Western Region since 1996, EMJ’s Vice President Eastern Region from 1992 to 1996, and EMJ’s Division President, Canadian Operations from 1990 to 1992.

Kenneth L. Henry.    Mr. Henry has been our Executive Vice President responsible for operating our Dallas, Houston and Tulsa facilities since July, 2003. Before that, Mr Henry was our Vice President responsible for operating our Chicago and Quad Cities facilities since January 1998. Before that, Mr. Henry was EMJ’s Vice President Central Region since 1995. Before that, Mr. Henry was our Vice President Southern Region since 1992, and Vice President of the Kilsby-Roberts Division of EMJ from April 1990 to 1992.

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

Frank T. Nickell.    Mr. Nickell has served as director of EMJ and Holding since August 1993. He has been President and a director of Kelso & Companies, Inc. since March 1989 and Chief Executive Officer of Kelso & Companies, Inc. since September 1997. Kelso & Companies, Inc. is the general partner of Kelso & Company. He is also a director of The Bear Stearns Companies Inc. and BlackRock, Inc.

John Rutledge.    Dr. Rutledge has been a director of EMJ and Holding since June 1992. Dr. Rutledge is the founder of Rutledge & Company, Inc., a merchant banking firm, and has been Chairman since January 1991. He is the founder of Claremont Economics Institute, and has been its chairman since January 1979. Dr. Rutledge is also a director of The Amerindo Fund and CROM Corporation.

David I. Wahrhaftig. Mr. Wahrhaftig has been a director of EMJ and Holding since July 2003. Mr. Wahrhaftig has been a Managing Director of Kelso & Company and a director of Kelso & Companies, Inc. since April 1997, after joining the firm in 1987. Mr. Wahrhaftig is also a director of Endo Pharmaceuticals, Inc. and BWAY Corporation.

Committees of the Board

Our By-Laws specifically provide that the Board may delegate responsibility to committees.  During fiscal 2004, the Board had two standing committees: an Audit Committee and an Executive Committee.  In connection with the proposed merger and financial restructing, Holding created a Special Committee to evaluate and negotiate a transaction on behalf of the stockholders other than Kelso. In fiscal 2004, the Audit Committee met four (4) times, the Executive Committee did not meet and the Special Committee met eight (8) times.

Audit Committee

The members of the Audit Committee (Messrs.  Mason (Chairman), Marquard and Rutledge) are non-employee directors and, except for Mr. Marquard (who may be deemed to be affiliated with Kelso), are “independent” as defined in the listing standards for the New York Stock Exchange.  Based on Mr. Mason’s background and experience, our Board determined that he meets the definition of “financial expert” as required under Section 407 of the Sarbanes–Oxley Act of 2002 in connection with his services on the Audit Committee.

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

The Audit Committee has received reports and met and held discussions with management and the independent auditors.  The Audit Committee has reviewed and discussed our audited financial statements with management.  The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (as amended), SEC rules and other standards.  The Audit Committee has received the written disclosures and letter from the independent auditors pursuant to Rule 3600T of the Public Company Oversight Board, which adopts on an interim basis Independence Standards Board Standard No. 1, and has discussed with the independent auditors the independent auditor’s independence.

Based upon the Audit Committee’s review of our consolidated financial statements, their discussions with management and the independent auditors, and the representation of management that such financial statements were prepared in accordance with accounting principles generally accepted in the United States, the Audit Committee recommended that such financial statements be included in this Report on Form 10-K for the year ended March 31, 2004.

The Executive Committee

The members of the Executive Committee are Messrs. Roderick (Chairman), Nickell and Nelson.  The Executive Committee was delegated the authority to take any action that could be taken by the Board to the maximum extent permitted by Delaware General Corporation Law.  The Executive Committee did not meet or take any action by written consent in fiscal 2004.

Special Committee

The Special Committee was formed by Holding’s board of directors to evaluate, negotiate and implement a restructuring of Holding.  The committee consists of two directors, Messrs. Mason and Nelson, who are independent of Kelso.  The Special Committee met eight (8) times in fiscal 2004 and its members had extensive discussions apart from such meetings with its financial advisor and legal counsel.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth compensation for the three fiscal years ended March 31, 2004 for our Chief Executive Officer and our four most highly compensated executive officers as of March 31, 2004. Our officers receive no additional compensation for their services as officers of Holding.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus(1)	Securities Underlying Stock Options/SAR(2)	All Other Compensation(3)
Maurice S. Nelson, Jr.	2004	$551,326	$452,504	—	$55,500
President, Chief Executive Officer and Chief Operating Officer	2003	555,762	374,388	—	52,049
	2002	555,762	270,738	—	47,150

Frank D. Travetto	2004	245,987	172,491	—	25,769
Vice President, Merchandising	2003	244,460	142,714	10,000	25,273
	2002	238,070	99,659	10,000	23,233

Kenneth L. Henry	2004	245,171	177,187	—	28,714
Executive Vice President	2003	235,442	136,161	10,000	27,355
	2002	226,978	94,921	10,000	25,397

R. Neil McCaffery	2004	223,316	156,650	—	22,440
Executive Vice President	2003	220,960	129,608	10,000	20,418
	2002	212,600	90,182	10,000	18,220

James D. Hoffman	2004	224,975	156,650	—	21,552
Vice President	2003	222,497	129,608	10,000	19,588
	2002	214,137	90,182	10,000	17,313

(1)

Amounts reflect cash compensation earned by executive officers in each of the fiscal years presented, including amounts received after fiscal year end, or deferred at the election of those officers. Bonus amounts include a cash bonus payable pursuant to our Management Incentive Compensation Plan, which became effective April 1, 1997.

(2)

Holding has granted executive officers options to purchase shares of Holding Common Stock at their fair market value on the date of grant. Mr. Nelson’s options have an exercise price of $5.41 per share; options granted to Messrs. Travetto, Henry, McCaffery and Hoffman in fiscal years 2003 and 2002 have an exercise price of $7.78 and $8.16  per share, respectively. See “Holding Stock Option Plan” and “Stock Option Grants Table” below for further information.

(3)

Amounts shown include allocations to the accounts of each of the named officers of contributions made by us to our stock bonus plan and to our 401(a)(17) Supplemental Contribution Plan (“401(a)(17) Plan”) and of premiums paid by us for long-term disability and life insurance policies. The following allocations were made in fiscal 2004 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) 401(a)(17) Plan—$40,126, $10,855, $10,888, $8,940 and $8,940; (ii) long term disability—$4,668, $3,745, $6,779, $3,006 and $2,318; (iii) life insurance—$706, $1,169, $1,047, $494 and $294. The following allocations were made in fiscal 2003 for Messrs. Nelson, Travetto, Henry, McCaffery and Hoffman, respectively (i) stock bonus plan—$10,000, $10,000, $10,000, $10,000, and $10,000; (ii) 401(a)(17) Plan—$36,220, $9,261, $8,372, $7,483 and $7,483; (iii) long term disability—$4,509, $3,745, $6,779, $2,133 and $1,623; (iv) life insurance—$1,320, $2,267, $2,204, $802 and $482. The following allocations were made in fiscal 2002 for Messrs. Nelson, Travetto, Henry,  McCaffery and Hoffman, respectively (i) stock bonus plan—$8,500, $8,500, $8,500, $8,500, and $8,500; (ii) 401(a)(17) Plan—$32,538, $8,180, $7,387, $6,593 and $6,593; (iii) long term disability—$4,509, $3,745, $6,779, $2,133 and $1,623; (iv) life insurance—$1,603, $2,808, $2,731, $994 and $597. The amounts in respect of life insurance represent the estimated value of the premiums paid by us on certain disability and life insurance policies covering each executive. Some of the policies are managed on a split-dollar basis and we will receive the premiums we paid from the proceeds of such insurance. In such cases the amount of the other compensation attributed to the executive was calculated by treating the premiums paid by us as a demand loan, and the amount of compensation is equal to the imputed interest expense on the cumulative outstanding premiums paid by us, assuming an interest rate equal to the short-term federal funds rate, from time to time.

Holding Stock Option Plan

In fiscal 1998, Holding adopted the Earle M. Jorgensen Holding Company, Inc. Stock Option Plan, as amended, or the “Stock Option Plan.” Our board of directors or its Executive Committee is authorized to grant options under the Stock Option Plan. No stock options shall be granted under the Stock Option Plan after the date that is 10 years after the effective date of the Stock Option Plan. Stock options may be granted at not less than 100% of the fair market value of Holding Common Stock on the date of grant and are generally exercisable for a period not exceeding ten years. Option grants or the vesting of options may be contingent upon such terms and conditions, such as the achievement of performance measures or upon the passage of time, as our board or Executive Committee determines. Our board or Executive Committee will make grants under the Stock Option Plan to provide our executive officers and certain other managers with additional incentives for outstanding individual performance and the opportunity to acquire an ownership stake in the Company, thereby more closely aligning their interests with those of the stockholders.

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

T  he maximum number of shares of Holding Common Stock reserved for issuance under the Stock Option Plan is 2,500,000, subject to adjustment as provided in the Stock Option Plan to reflect certain corporate transactions affecting the number or type of outstanding shares. As of March 31, 2004, there were 2,101,000 options outstanding at a weighted average exercise price of $5.84 per share.

Stock Option Grants Table

There were no stock options granted in fiscal 2004.

Aggregated Stock Option Exercises and Fiscal Year-End Stock Option Value Table

The following table sets forth certain information concerning stock options exercised during fiscal 2004 by the Chief Executive Officer and our next four most highly compensated executive officers, and the value of their unexercised stock options as of March 31, 2004.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Shares Acquired on	Value	Number of Securities Underlying Options at Fiscal Year-End	Value of In-the-Money Options at Fiscal Year-End(1)
Name	Exercise (#)	Realized ($)	Exercisable / Unexercisable	Exercisable / Unexercisable
Maurice S. Nelson, Jr	—	—	1,320,000 / —	$66,000 / $—
Frank D. Travetto	—	—	85,000 / 10,000	$— / $—
Kenneth L. Henry	—	—	85,000 / 10,000	$— / $—
R. Neil McCaffery	—	—	85,000 / 10,000	$— / $—
James D. Hoffman	—	—	85,000 / 10,000	$— / $—

(1)

Holding is a private company and its stock is not publicly traded. The fair market value of Holding’s common stock underlying the options shown above is determined annually by a third-party appraiser. The value of in-the-money options shown above was calculated by subtracting the exercise prices from the most recent appraisal available which was $5.46 per share as of March 31, 2003.

Equity Compensation Plan Information as of March 31, 2004

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($/Sh.)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,101,000	$5.84	399,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,101,000	$5.84	399,000

(1)	Includes 180,000 shares granted to non-employee directors under our Stock Option Plan.

Our Stock Bonus Plan

We maintain a stock bonus plan, or the “Plan,” in respect of our nonunion employees who meet certain service requirements. Since April 1, 1999 (when our employee stock ownership plan was amended and became a stock bonus plan), the amount of annual contributions is calculated as a percentage (as determined by our Board of Directors based on the achievement of EMJ performance objectives) of total cash compensation (as defined in the Plan) and may be made by us in cash or by Holding in shares of Holding capital stock. Participants become 20% vested in their account balances after one year of continuous service. Participants vest an additional 20% for each year of service thereafter and become fully vested at age 65 or upon completion of five years of service, retirement, disability or death. Following the occurrence of a participant’s termination of service (as defined in the Plan), retirement, disability, or death, the Plan is required to either distribute the vested balance in stock or cash. If stock is distributed, it is accompanied by a put option to Holding under terms defined in the Plan. At March 31, 2004, shares of Holding’s Series A and Series B Preferred Stock and Holding Common Stock owned by the Plan totaled 38,282, 28,730, and 2,652,874 shares, respectively. Series B Preferred Stock shares include dividends accrued for each of the four quarters of fiscal 2004. Dividends for December 31, 2003 and March 31, 2004 of 1,132 and 1,154, respectively, are pending Board of Director approval. A resolution to authorize the issuance of these dividends will be included in the Company’s Board of Director meeting scheduled on July 29, 2004. For the fiscal years ended March 31, 2002, 2003 and 2004, contributions payable to the Plan totaled $2.8 million, $2.8 million and $2.8 million, respectively. The contributions payable for fiscal years 2002, 2003 and 2004 have been paid in cash.

Although Holding has not expressed any intent to terminate the Plan, it has the right to terminate or amend the provisions of the Plan at any time. In the event of any termination, participants become fully vested to the extent of the balances in their separate accounts and receive put options with respect to Holding stock allocated to their accounts.

In 1984, 1985 and 1986, Kilsby purchased life insurance policies to provide, among other things, a separate source for funds to repurchase capital stock, including capital stock distributed by the Plan, from departing employees. Certain of these policies allow us to borrow against the cash surrender value of such policies. As of March 31, 2004, we have borrowed $182.6 million against the cash surrender value of such policies to fund renewal premiums, accrued interest on previous borrowings and working capital needs. The net cash surrender value available for future borrowings was approximately $10.3 million as of March 31, 2004. Our credit facility and other resources are also available, subject to certain limitations, to satisfy stock repurchase obligations as they arise. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

On March 8, 2002, we were sued by the DOL for alleged breaches of fiduciary duty by former members of our benefits committee in relying on the valuations of our common stock prepared by our independent appraiser and allegedly resulting in prohibited transactions. This matter was settled in January 2003.  Among other things, the settlement prohibits us from making further common stock contributions to the Plan.  The DOL has initiated a review of the procedures followed by our benefits committee in connection with evaluation of the proposed transaction and other strategic alternatives available to Holding and an assessment of whether or not the proposed transaction complied with the terms of the consent order and the legal requirements applicable to the stock bonus plan.  We refer you to “Item 3. Legal Proceedings.”

Supplemental Plan

In fiscal 1996, we adopted a supplemental contribution plan, or the “Supplemental Plan,” for contributions not allowed under our Plan pursuant to limitations of Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended. Participants in the Supplemental Plan include certain highly compensated employees and other employees who are not eligible to participate in the Plan. Contributions payable, vesting and distributions under the Supplemental Plan are comparable with those under the Plan. Contributions under the Supplemental Plan are made in cash and are held in an irrevocable trust. For the fiscal years ended March 31, 2002, 2003 and 2004, contributions payable totaled $0.1 million, $0.1 million and $0.1 million, respectively.

Management Incentive Compensation Plan

Effective April 1, 1997, we adopted a new Management Incentive Compensation Plan (the “Incentive Plan”). The Incentive Plan provides for payment of cash bonuses to senior executives and other key management employees based on the achievement of certain operating profit and cash flow objectives determined by our Board of Directors or Executive Committee. Bonuses awarded are based on a sliding scale based on the percentage of the objectives achieved. No bonus is payable unless at least 80% of the objectives are achieved, and the maximum bonus would be awarded for achievement of 150% or more of the established objectives. In addition, our Chief Executive Officer may award bonuses from a discretionary pool for exemplary service. The board of Directors ratified bonuses pursuant to the Incentive Plan aggregating $4.0 million in fiscal 2002, $5.6 million in fiscal 2003 and $6.7 million in fiscal 2004.

Compensation Committee Interlocks and Insider Participation

David M. Roderick, Frank T. Nickell and Maurice S. Nelson, Jr. are members of the Executive Committee, which serves as our compensation committee.

Affiliates of Kelso & Company beneficially own shares of the capital stock of Holding as described under “Item 12. Security Ownership of Certain Beneficial Owners and Management.” KIA IV holds indebtedness of Holding representing approximately $235.6 million of indebtedness as of March 31, 2004, including accrued and unpaid interest.Mr. Nickell is a stockholder of Kelso and a general partner of Kelso Partners I, L.P., or “KP I,” Kelso Partners III, L.P., or “KP III,” and Kelso Partners IV, L.P., or “KP IV.” KP I, KP III and KP IV are the general partners of Kelso Investment Associates, Limited Partnership, or “KIA I,” KIA III-Earle M. Jorgensen, L.P., or “KIA III-EMJ” and KIA IV, respectively. Mr. Nickell is a director of Holding and the Company and shares investment and voting power with respect to shares of the capital stock of Holding held by KIA I, KIA III-EMJ and KIA IV as described under “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

In connection with the Acquisition, we agreed to pay Kelso & Company an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. However, no such annual fee was payable for fiscal years 2002, 2003 and 2004 and other expenses paid to Kelso & Company in fiscal years 2002, 2003 and 2004 were not significant.  Holding has issued to KIA IV two warrants, entitling KIA IV to purchase 2,937,915 shares of Holding Common Stock in the aggregate at a purchase price of $.01 per share.

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

Capital Stock of Holding

The following table describes the beneficial ownership of shares of Holding Common Stock and Series A Preferred Stock as of March 31, 2004, by all stockholders of Holding known to be beneficial owners of more than 5% of any such class, by each of our directors and executive officers named in the Summary Compensation Table and by all directors and executive officers as a group as determined in accordance with Rule 13d-3(i) under the Securities Exchange Act of 1934, as amended. As of March 31, 2004, 28,747 shares of Series B Preferred Stock of Holding were issued, of which 28,730 were owned by the stock bonus plan.

Name and Address of Beneficial Owner	Number of Shares of Common Stock		Percentage of Shares of Common Stock Outstanding(a)		Number of Shares of Series A Preferred Stock		Percentage of Shares of Series A Preferred Stock Outstanding(b)
Kelso Investment Associates, IV, L.P.(c)	9,462,475	(d)	66.0	%(d)	0		0.0%
KIA III—Earle M. Jorgensen, L.P.(c)	1,704,740		14.9%		0		0.0%
Joseph S. Schuchert(c)	11,167,215	(d)(e)	77.9	%(d)(e)	24,519	(f)	38.9	%(f)
Frank T. Nickell(c)	11,187,714	(d)(e)	78.0	%(d)(e)	24,519	(f)	38.9	%(f)
Michael B. Goldberg(c)	9,462,475	(d)(e)	66.0	%(d)(e)	0		0.0%
George E. Matelich(c)	11,172,215	(d)(e)	77.9	%(d)(e)	24,519	(f)	38.9	%(f)
Thomas R. Wall, IV(c)	11,172,215	(d)(e)	77.9	%(d)(e)	24,519	(f)	38.9	%(f)
Frank K. Bynum(c)	11,167,215	(d)(e)	77.9	%(d)(e)	0		0.0%
David I. Wahrhaftig(c)	11,167,215	(d)(e)	77.9	%(d)(e)	0		0.0%
Philip E. Berney(c)	9,462,475	(d)(e)	66.0	%(d)(e)	0		0.0%
Maurice S. Nelson(g)	1,320,000	(h)	11.6	%(h)	0		0.0%
Frank D. Travetto(g)	97,000	(h)	0.9	%(h)	0		0.0%
Kenneth L. Henry(g)	104,000	(h)	0.9	%(h)	704		1.1%
R. Neil McCaffery(g)	90,000	(h)	0.8	%(h)	0		0.0%
James D. Hoffman(g)	85,000	(h)	0.7	%(h)	0		0.0%
David M. Roderick(g)	134,000	(h)	1.2	%(h)	0		0.0%
John Rutledge(i)	45,000	(h)	0.4	%(h)	0		0.0%
William A. Marquard(j)	50,000	(h)	0.4	%(h)	0		0.0%
Earl L. Mason(g)	0		0.0%		0		0.0%
Earle M. Jorgensen Company Stock Bonus Plan(g)	2,630,863	(k)	23.1	%(k)	37,344	(k)	59.2	%(k)
All directors and executive officers of the Company as a group	2,099,499	(l)(m)	18.4	%(l)(m)	704	(m)	1.1	%(m)

(a)

The percentage of shares of Holding Common Stock outstanding for KIA IV, and Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney was calculated assuming the total outstanding shares of Holding Common Stock was 14,342,775, (i) including shares of Holding Common Stock which would be outstanding assuming KIA IV exercised the two Warrants referred to in note (d) below in succession and there have been no other dilution events prior to such exercise and 11,616 shares of Holding common stock owned by Kelso Equity Partners II, L.P., and (ii) excluding 2,101,000 shares subject to stock options referred to in note (l) below. The percentage of shares of Holding Common Stock outstanding for all other holders was calculated assuming the total outstanding shares of Holding Common Stock was 11,404,860, excluding shares subject to stock options and shares issuable upon the exercise of the Warrants held by KIA IV as of March 31, 2004.

(b)

The percentage of shares of Series A Preferred Stock outstanding was calculated assuming the total outstanding shares of Series A Preferred Stock was 63,044, excluding 184,502 shares of Series A Preferred Stock held in the Holding treasury as of March 31, 2004.

(c)	The business address for such person(s) is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York, 10022. Kelso & Company is a private investment firm.
(d)

Includes 2,937,915 shares of the Holding Common Stock that KIA IV is entitled to purchase pursuant to two Warrants issued to KIA IV and 11,616 shares of Holding common stock owned by KP II. Each Warrant entitles the holder to purchase up to 10% of the Holding Common Stock on a fully-diluted basis at an exercise price of $.01 per share.

(e)

Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of shares of Holding Common Stock owned of record by (i) KIA IV and an affiliated entity by virtue of their status as general partners of KP IV, the general partner of KIA IV, and such affiliate, and (ii) except Mr. Goldberg and Mr. Berney, KIA III-EMJ by virtue of their status as general partners of KP III, the general partner of KIA III-EMJ. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by the Kelso affiliates of which they are general partners. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney disclaim beneficial ownership of the shares of Holding Common Stock owned by the affiliates of Kelso & Company.

(f)

Messrs. Schuchert, Nickell, Wall and Matelich may be deemed to share beneficial ownership of shares of Series A Preferred Stock owned of record by KIA I by virtue of their status as general partners of KP I, the general partner of KIA I. Messrs. Schuchert, Nickell, Wall and Matelich disclaim beneficial ownership of the shares of Series A Preferred Stock owned by KIA I.

(g)	The business address of such person(s) or entity is 10650 South Alameda Street, Lynwood, California, 90262.
(h)	Includes shares subject to stock options vested and exercisable as of March 31, 2004.
(i)	The business address for Dr. Rutledge is 29 Horseshoe Road, Cos Cob, Connecticut 06807.
(j)	The business address of Mr. Marquard is 2199 Maysville Road, Carlyle, Kentucky 40311.
(k)

Excludes 22,011 shares of Holding Common Stock and 939 shares of Series A Preferred Stock held by our stock bonus plan in directed accounts that are deemed to be beneficially owned by any of the directors or executive officers or other of our employees.

(l)

Excludes (i) 11,167,215 shares of Holding Common Stock held by Kelso affiliates that may be deemed to be beneficially owned by Mr. Schuchert and Mr. Nickell, and (ii) shares held by our stock bonus plan, except for shares held in directed accounts that may be deemed to be beneficially owned by any of the directors and our executive officers.

(m)

Excludes (i) 24,519 shares of Series A Preferred Stock held by KIA I that may be deemed to be beneficially owned by Mr. Schuchert and Mr. Nickell, and (ii) shares held by our stock bonus plan, except for shares held in directed accounts that may be deemed to be beneficially owned by any of our directors or executive officers.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates of Kelso & Company beneficially own shares of the capital stock of Holding as described under “Security Ownership of Certain Beneficial Owners and Management.” KIA IV holds indebtedness of Holding representing approximately $235.6 million of indebtedness as of March 31, 2004, including accrued and unpaid interest.Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney are indirect stockholders of Kelso & Company and general partners of KP I (other than Messrs. Goldberg, Bynum, Wahrhaftig and Berney), KP III (other than Mr. Goldberg) and KP IV. KP I, KP III and KP IV are the general partners of KIA I, KIA III-EMJ and KIA IV, respectively. Messrs. Schuchert and Nickell are directors of Holding and EMJ. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has implemented policies and procedures for the pre-approval of all audit, audit-related and tax services for the Company, which meets the requirements under the Sarbanes-Oxley Act of 2002.  The Audit Committee has pre-approved certain audit, audit-related, tax and permitted non-audit services to be performed by our independent auditors, Ernst & Young LLP.  These pre-approved services include the annual audit and quarterly reviews of our consolidated financial statements and the Company’s periodic filings with the SEC; annual audit and related filings for the Company’s 401(k) plan, stock bonus plan and Hourly Pension Plan; and review of federal and state income tax returns and review of Form 5500s.  The Audit Committee has provided the Audit Committee Chair with the authority to approve up to $50,000 of other audit, audit-related and non-audit services, subject to ratification of the Audit Committee at its next regularly scheduled meeting.  Additionally, the Audit Committee has directed Ernst & Young LLP not to perform any services for the Company that are specifically prohibited by the Sarbanes-Oxley Act of 2002.

In connection with the proposed merger and financial restructuring, the Audit Committee also pre-approved the engagement of Ernst & Young to review our Registration Statement on Form S-4 and the financial statements included in the filings, and pre-approved the engagement of Ernst & Young, LLP to provide certain tax consultation services related to the structuring of the transaction and the potential effect of the transaction on our tax returns.

Fees pre-approved by the Audit Committee for audit and non-audit services conducted by the Company’s independent auditor for each of the last two fiscal years are as follows:

		Year Ended March 31,
Type	Description of Services	2003	%	2004	%
		(dollars in thousands)
Audit	Audit and review of consolidated financial statements included in Form 10-K and Form 10-Q, respectively	$706,900	70.7%	$716,000	74.0%
Audit-Related	Audits of employee benefit plans; review of Form 5500s	60,000	6.0	62,000	6.4
Tax	Review of income tax returns; consultation related to IRS inquiries and audits	38,000	3.8	42,000	4.4
All Other	Review of debt offering for Senior Secured Notes in Fiscal 2003 and review of S4 filing for merger and financial restructuring in Fiscal 2004	195,000	19.5	147,000	15.2
		$999,900	100.0%	$967,000	100.0%

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b)    Reports on Form 8-K.

We furnished a report on Form 8-K on May 25, 2004 under Item 12 announcing our results of operations and financial position as of and for the three month period and fiscal year ended March 31, 2004.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*

Agreement and Plan of Merger and Reorganization is made as of December 18, 2003, by and among Earle M. Jorgensen Holding Company, Inc., Earle M. Jorgensen Company, and EMJ Metals LLC. Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 as filed on January 13, 2004 (Registration No. 333-111882) (the Company’s 2004 Form S-4).

2.2*

Exchange Agreement, dated as of December 18, 2003, by and among Earle M. Jorgensen Holding Company, Inc., the Earle M. Jorgensen Company, Kelso Investment Associates, L.P., Kelso Equity Partners II, L.P., KIA III-Earle M. Jorgensen, L.P., and Kelso Investment Associates IV, L.P. Incorporated by reference to Exhibit 2.2 of the Company’s 2004 Form S-4.

3.1*

Certificate of Incorporation of the Comapany. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 as filed on January 15, 1993 (Registration No. 33-57134 (the Company’s 1993 Registration Statement”).

3.2*	By-laws of the Company. Incorporated by reference to Exhibit 3.2 of the Company’s 1993 Registration Statement.

3.3*	Form of Indemnification Agreement of the Company. Incorporated by reference to Exhibit 3.3 of the Company’s 2004 Form S-4.

4.1*

Form of Restructuring Agreement among Holding, the Company and KIA IV. Incorporated by reference to Exhibit 4.25 of Amendment No. 3 to the Company’s 1993 Registration Statement (“Amendment No. 3”) to the Company’s 1993 Registration Statement.

4.2*

Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of March 24, 1998. Incorporated by reference to Exhibit 4.8 of the Company’s 1998 Form 10-K, Commission File No. 1-7537 for the fiscal year end March 31, 1998 (the Company’s 1998 Form 10-K”).

4.3*

Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of May 22, 2002. Incorporated by reference to the Company’s Annual Report on Form 10-K, Commission File No. 1-7537 for the fiscal year end March 31, 2003 (The “Company’s 2003 Form 10-K”).

4.4*	Second Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of May 22, 2002. Incorporated by reference to the Company’s 2003 Form 10-K.

4.5*	Third Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of June 28, 2002. Incorporated by reference to the Company’s 2003 Form 10-K.

4.6*	Fourth Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of September 30, 2002. Incorporated by reference to the Company’s 2003 Form 10-K.

4.7*	Fifth Amendment to Restructuring Agreement, dated as of March 3, 1993, by and between Holding and KIA IV, amended as of December 31, 2002. Incorporated by reference to the Company’s 2003 Form 10-K.

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

4.9*	Form of Indenture with respect to EMJ’s 9-3/4% Senior Secured Notes due 2012. Incorporated by reference to Exhibit 4.17 of the Company’s 2002 Registration Statement.

4.10*	Form of certificate for EMJ’s 9-3/4% Senior Secured Notes, Series A, $248,435,000. Incorporated by reference to Exhibit 4.18(a) of the Company’s 2002 Registration Statement.

4.11*	Form of certificate for EMJ’s 9-3/4% Senior Secured Notes, Series A, $1,565,000. Incorporated by reference to Exhibit 4.18(b) of the Company’s 2002 Registration Statement.

4.12*

Purchase Agreement, dated as of May 17, 2002, among EMJ, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc., for an aggregate of $250,000,000 in principal amount of EMJ’s 9-3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.19 of the Company’s 2002 Registration Statement.

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

4.16*

Intercreditor Amendment, dated as of May 22, 2002, and entered into by and among The Bank of New York, as Trustee under the Indenture with respect to EMJ’s 9-3/4% Senior Notes, and Deutsche Bank Trust Company Americas, as Agent under the Credit Agreement. Incorporated by reference to Exhibit 4.23 of the Company’s 2002 Registration Statement.

4.17**

Second Amendment to the Credit Agreement and Consent, dated as of February 19, 2004, and entered into by and among Earle M. Jorgensen Holding Company, Inc., EMJ, the banks and other financial institutions signatory thereto and Deutsche Bank Trust Company Americas, as Agent.

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

10.3*

Amendment to the Holding Stockholders Agreement, dated as of September 30, 1994. Incorporated by reference to Exhibit 10.41 to Amendment No. 1 filed June 2, 1995 (“Amendment No. 1 to Holding’s 1994 Registration Statement”) to Holding’s Registration Statement on Form S-1 as filed on October 19, 1994 (Registration No. 33-85364 (the “Company’s 1994 Registration Statement”).

10.4*	Third Amendment to the Stockholders Agreement, dated as of July 23, 1998. Incorporated by reference to Exhibit 10.4 to the Company’s 2003 Form 10-K.

10.5*

Services Agreement, between Acquisition and Kelso, dated March 19, 1990. Incorporated by reference to Exhibit 10.2 of Holding’s Registration Statement on Form S-1 as filed May 30, 1990 with the Commission (Registration No. 33-35022) (“Holding’s 1990 Registration Statement”).

10.6*

Holding’s ESOP Trust Agreement. Incorporated by reference to Exhibit 10.32 of Holding’s Annual Report on Form 10-K, Commission File No. 1-7537 for the fiscal year ended March 31, 1991 (the “Company’s 1991 10-K”).

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

10.9*

Stock Purchase Agreement, dated as of June 30, 1992, among Forge Acquisition Corporation, The Jorgensen Forge Corporation and the Company, relating to the sale of the Company’s Forge division. Incorporated by reference to Exhibit 10.35 of the Company’s 1993 Registration Statement.

10.10*	Form of Management Agreement between the Company and Holding. Incorporated by reference to Exhibit 10.46 of Amendment No. 2 to the Company’s 1993 Registration Statement.

10.11*	Form of Tax Allocation Agreement between the Company and Holding. Incorporated by reference to Exhibit 10.47 of Amendment No. 3.

10.12*

Holding’s 401(a)(17) Supplemental Contribution Plan, effective April 1, 1994. Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K, Commission File No. 5-10065 for the fiscal year ended March 31, 1995 (the “Company’s 1995 Form 10-K”).

10.13*	Holding’s Deferred Compensation Plan, effective April 1, 1994. Incorporated by reference to Exhibit 10.55 to the Company’s 1995 Form 10-K.

10.14*

Holding Stock Option Plan effective January 30, 1997. Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, Commission File No. 1-7537 for the fiscal year ended March 31, 1997 (the “Company’s 1997 Form 10-K”).

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

10.21*

Fourth Amendment to the Earle M. Jorgensen Company Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of April 1, 2003. Incorporated by reference to Exhibit 10.21 to the Company’s 2003 Form 10-K.

10.22*	Audit Committee Charter as adopted on April 17, 2003. Incorporated by reference to Company’s 2003 Form 10-K.

10.23*

Lease and Agreement, dated as of September 1, 1991, between Advantage Corporate Income Fund L.P. and the Company, relating to the sale and lease-back of the Cincinnati, Ohio property. Incorporated by reference to Exhibit 10.31 of the Company’s 1993 Registration Statement.

10.24*

Amendment to Holding’s Stock Bonus Plan Trust Agreement, dated as of November 18, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q Commission File No. 1-7537 for the fiscal quarter ended November 15, 2003.

12.1**	Statement of Computation of Number of Times Fixed Charges Earned.

14.1*	Code of Ethics for Senior Financial Officers and the Principal Executive Officer, effective as of March 31, 2003. Incorporated by reference to Company’s 2003 Form 10-K.

21**	Listing of the Company’s subsidiaries.

31.1**	Certification of Financial Reports by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Financial Reports by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Financial Reports by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Financial Reports by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Previously filed.

**          Included in this filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lynwood, State of California, on the 25th of June, 2004.

EARLE M. JORGENSEN COMPANY

By	/s/ William S. Johnson
William S. Johnson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer) and Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID M. RODERICK	Chairman of the Board and Chairman of the Executive Committee and Director	June 25, 2004
David M. Roderick

/s/ MAURICE S. NELSON, JR.	President, Chief Executive Officer and Chief Operating Officer and Director	June 25, 2004
Maurice S. Nelson, Jr.

/s/ WILLIAM S. JOHNSON	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary	June 25, 2004
William S. Johnson

/s/ FRANK T. NICKELL	Director	June 25, 2004
Frank T. Nickell

/s/ WILLIAM A. MARQUARD	Director	June 25, 2004
William A. Marquard

/s/ JOHN RUTLEDGE	Director	June 25, 2004
Dr. John Rutledge

/s/ EARL L. MASON	Director	June 25, 2004
Earl L. Mason

/s/ DAVID I. WAHRHAFTIG	Director	June 25, 2004
David I. Wahrhaftig

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been or will be sent to security holders since the Company became subject to Section 15(d) of the Act.

EARLE M. JORGENSEN COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Earle M. Jorgensen Company

We have audited the accompanying consolidated balance sheets of Earle M. Jorgensen Company as of March 31, 2003 and 2004, and the related consolidated statements of operations and comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earle M. Jorgensen Company at March 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California
May 13, 2004
except for Note 9, as to which the date is June 15, 2004

EARLE M. JORGENSEN COMPANY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$20,030	$15,528
Accounts receivable, less allowance for doubtful accounts	97,292	133,092
Inventories	213,590	225,248
Other current assets	6,402	7,655
Total current assets	337,314	381,523
Net property, plant and equipment, at cost	113,037	112,190
Cash surrender value of life insurance policies	31,007	34,689
Debt issue costs, net of accumulated amortization	8,232	6,909
Other assets	1,151	1,169
Total assets	$490,741	$536,480

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$119,815	$162,648
Accrued employee compensation and related taxes	12,430	19,207
Accrued employee benefits	14,150	12,744
Accrued interest	16,186	17,352
Other accrued liabilities	2,748	8,616
Deferred income taxes	19,450	17,517
Current portion of long-term debt	2,330	3,976
Total current liabilities	187,109	242,060
Long-term debt	328,207	305,762
Deferred income taxes	15,936	17,869
Other long-term liabilities	7,505	8,148
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized; 128 shares issued and outstanding	—	—
Capital in excess of par value	35,284	29,503
Accumulated other comprehensive loss
Foreign currency translation adjustment	(485)	(73)
Additional minimum pension liability	(3,399)	(2,625)
Accumulated deficit	(79,416)	(64,164)
Total stockholder’s equity (deficit)	(48,016)	(37,359)
Total liabilities and stockholder’s equity	$490,741	$536,480

See accompanying notes.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended March 31,
	2002	2003	2004
Revenues	$895,058	$919,927	$1,040,367
Cost of sales	641,991	658,562	754,266
Gross profit	253,067	261,365	286,101

Expenses:
Warehouse and delivery	124,457	127,080	135,421
Selling	31,932	32,329	38,254
General and administrative	46,405	38,590	42,954
Loss on early retirement of debt	—	12,278	—
Total expenses	202,794	210,277	216,629
Income from operations	50,273	51,088	69,472
Interest expense, net	42,545	47,206	51,093
Excise tax imposed under IRS settlement	1,919	—	—
Income before income taxes	5,809	3,882	18,379
Income tax expense	455	1,500	3,127
Net income	5,354	2,382	15,252
Other comprehensive income (loss):
Derivative—interest rate swap agreement	(2,925)	—	—
Foreign currency translation adjustment	(133)	1,200	412
Minimum pension liability	32	(3,150)	774
Comprehensive income	$2,328	$432	$16,438

See accompanying notes.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands, except share data)

			Capital in excess of par value	Accumulated other comprehensive loss	Accumulated deficit	Total

	Common Stock
	Shares	Amount
Balance at March 31, 2001	128	$—	$85,834	$(1,833)	$(87,152)	$(3,151)
Dividend to Parent	—	—	(14,963)	—	—	(14,963)
Loss on interest rate swap agreement	—	—	—	(2,925)	—	(2,925)
Foreign currency translation adjustment	—	—	—	(133)	—	(133)
Additional minimum pension liability	—	—	—	32	—	32
Net income	—	—	—	—	5,354	5,354
Balance at March 31, 2002	128	—	70,871	(4,859)	(81,798)	(15,786)
Dividend to Parent	—	—	(35,587)	—	—	(35,587)
Reversal of loss on interest rate swap agreement recognized in net income	—	—	—	2,925	—	2,925
Foreign currency translation adjustment	—	—	—	1,200	—	1,200
Additional minimum pension liability	—	—	—	(3,150)	—	(3,150)
Net income	—	—	—	—	2,382	2,382
Balance at March 31, 2003	128	—	35,284	(3,884)	(79,416)	(48,016)
Dividend to Parent	—	—	(5,781)	—	—	(5,781)
Foreign currency translation adjustment	—	—	—	412	—	412
Additional minimum pension liability	—	—	—	774	—	774
Net income	—	—	—	—	15,252	15,252
Balance at March 31, 2004	128	$—	$29,503	$(2,698)	$(64,164)	$(37,359)

See accompanying notes.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended March 31,
	2002	2003	2004
Operating activities:
Net income	$5,354	$2,382	$15,252
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early retirement of debt	—	12,278	—
Depreciation and amortization	11,449	11,369	11,284
Amortization and write-off of debt issue costs included in interest expense	1,792	1,416	1,323
Accrued postretirement benefits	249	498	619
Gain on sale of property, plant and equipment	(36)	(183)	(1,335)
Provision for bad debts	2,434	2,649	2,880
Increase in cash surrender value of life insurance over premiums paid	(2,174)	(2,242)	(5,276)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15,510	(10,662)	(38,680)
Decrease (increase) in inventories	31,712	(26,722)	(11,658)
Decrease (increase) in other current assets	960	134	(1,932)
(Decrease) increase in accounts payable and accrued liabilities and expenses	(53,491)	40,608	55,238
Decrease (increase) in non-trade receivables	1,681	(1,637)	679
Other	(896)	1,086	1,097
Net cash provided by operating activities	14,544	30,974	29,491
Investing activities:
Additions to property, plant and equipment	(24,531)	(15,335)	(10,530)
Proceeds from the sale of property, plant and equipment	116	2,440	1,540
Premiums paid on life insurance policies	(1,461)	(1,335)	(1,298)
Proceeds from redemption of life insurance policies	1,124	195	2,892
Net cash used in investing activities	(24,752)	(14,035)	(7,396)
Financing activities:
Net borrowings (payments) under revolving loan agreements	25,111	(9,958)	(19,399)
Proceeds from issuance of senior debt	—	250,000	—
Repayment of term loan	—	(96,000)	—
Repayment of senior debt	—	(105,000)	—
Payment of debt issue costs	—	(10,669)	—
Other costs paid in connection with early retirement of debt	—	(9,596)	—
Other debt payments, net	(2,400)	(1,400)	(1,400)
Cash dividend to Parent	(14,963)	(35,587)	(5,781)
Net cash provided (used) in financing activities	7,748	(18,210)	(26,580)
Effect of exchange rate changes on cash	2	1	(17)
Net decrease in cash	(2,458)	(1,270)	(4,502)
Cash at beginning of year	23,758	21,300	20,030
Cash at end of year	$21,300	$20,030	$15,528

See accompanying notes.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

1.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation—Earle M. Jorgensen Company (the “Company”) became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (the “Parent”) as the result of a series of business combinations and mergers effective April 1, 1990.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Earle M. Jorgensen (Canada) Inc. (“EMJ (Canada)”) and Stainless Insurance Ltd., a captive insurance subsidiary (“EMJ (Bermuda)”). In fiscal years 2002, 2003 and 2004, EMJ (Canada) generated net income (loss) of $(325,000), $1,153,000 and $3,282,000, respectively. In fiscal years 2002, 2003 and 2004, EMJ (Bermuda) generated net income (loss) of $(2,056,000), $540,000 and $(609,000), respectively, including investment income and intercompany fees. The loss in fiscal year 2002 and 2004 was attributable to higher loss reserves established in connection with the Company’s self-insured workers compensation program. All significant intercompany accounts and transactions have been eliminated.

Company Background and Segment Information—The Company distributes a broad line of bar, tubing, plate and various other metal products and value added services through a network of 36 service centers and value-added processing operations strategically located throughout North America.  Metals products sold by the Company are purchased from various primary metal producers and suppliers, none of which provided more than 10% of the Company’s total purchases in fiscal year 2004.  The Company has over 35,000 customers, none of which represented more than 2% of the Company’s gross revenues in fiscal year 2004.

For financial reporting purposes, the Company operates in one reportable segment—the metals service center industry—as determined in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

Reclassification—Certain amounts reported in prior years have been reclassified to conform to the 2004 presentation.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates and judgments under different assumptions and conditions.

Revenue Recognition—The Company recognizes revenue associated with a sales order when product is shipped, title is passed and collectibility is reasonably assured.

Shipping and Handling Costs—Costs incurred in connection with shipping and handling the Company’s products are classified as warehouse and delivery expenses in the accompanying statements of operations.

Accounts Receivable and Concentration of Credit Risk—The Company sells the majority of its products throughout the United States and Canada. Sales to the Company’s recurring customers are generally made on open account terms while sales to occasional customers are made on a C.O.D. basis when collectibility is not assured. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. The Company establishes an allowance for potential credit losses based upon factors surrounding the credit risk for specific customers, historical trends and other information; such losses have been within management’s expectations, and were higher in fiscal year 2004 when compared to fiscal years 2003 and 2002. The Company’s allowance for doubtful accounts at March 31, 2003 and 2004 was $390,000 and $601,000, respectively. Management believes there are no significant concentrations of credit risk as of March 31, 2004.

Property, Plant and Equipment—Property, plant and equipment is recorded at cost. Additions, renewals and betterments are capitalized; maintenance and repairs, which do not extend useful lives, are expensed as incurred. Gains or losses from disposals are reflected in income and the related costs and accumulated depreciation are removed from the accounts. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of 10 to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Leasehold improvements are amortized over the terms of the respective leases.  Depreciation expense was $9,787,000 and $9,703,000 in fiscal 2003 and fiscal 2004, respectively.

The Company capitalizes certain costs incurred during the development of software used internally and amortizes such costs over their estimated useful lives. During fiscal years 2002, 2003 and 2004, such costs totaling $414,000, $220,000 and $274,000, respectively, were capitalized.

Long-lived assets, primarily land, buildings, leasehold improvements and certain equipment, used in operations or are expected to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, future plans for the operations, recent operating results and forecasted cash flows.  When indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets, the assets are written down and an impairment loss is recognized. There were no impairment losses recorded in fiscal years 2002, 2003, and 2004.

Debt Issue Costs—Debt issue costs are deferred and amortized to interest expense over the life of the underlying indebtedness. For the fiscal years ended March 31, 2002, 2003 and 2004, amortization of debt issue costs was $1,792,000, $1,416,000 and $1,323,000, respectively.  Accumulated amortization of debt issue costs was $1,263,000 and $2,586,000 at March 31, 2003 and 2004, respectively.

Stock-Based Compensation—Stock options granted to directors, officers and other key employees of the Company under Holding’s stock option plan adopted in January 1997 are accounted for in accordance with APB No. 25. As all stock option grants are made at fair value on the date of grant, the Company recognizes no compensation cost.  Had compensation expense for stock options granted been recorded based on the fair value method under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the effect on the Company’s net income for fiscal years 2002, 2003 and 2004 would have been as follows:

	Year Ended March 31,
	2002	2003	2004
Net income, as reported	$5,354,000	$2,382,000	$15,252,000
Deduct: total stock-based compensation expense determined using fair value method for all awards, net of tax	(209,000)	(138,000)	(74,000)
Net income, as adjusted	$5,145,000	$2,244,000	$15,178,000

Income Taxes—The Company is included in the consolidated tax returns of Parent and calculates its tax provision as though it files on a separate basis. The consolidated tax liability of the Company and Parent is allocated to each of these entities pursuant to a Tax Allocation Agreement between the Company and Parent (“Tax Allocation Agreement”). Under the Tax Allocation Agreement, Parent pays all taxes and is reimbursed by the Company for the lesser of (i) the Company’s allocated portion of the taxes due, or (ii) the tax that would be payable if the Company filed its own returns.

The Company records deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities pursuant to SFAS No. 109, Accounting for Income Taxes, as though it files on a separate basis. Any differences in deferred taxes determined on a separate basis and the actual payments made or received under the Tax Allocation Agreement are accounted for as an equity adjustment between the Company and Parent. There were no such differences in fiscal year 2004. Deferred taxes are also recorded for the future benefit of Federal and state tax losses and tax credit carryforwards. Consistent with SFAS No. 109, a valuation allowance has been recognized for certain deferred tax assets, which management believes are not likely to be realized (see Note 6).

Foreign Currency Translation—The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Balance sheet accounts are translated using the year-end exchange rates while income statement amounts are translated using the average exchange rates for each year. Adjustments resulting from translation of foreign currency financial statements are included in accumulated other comprehensive loss in stockholder’s equity. No significant exchange gains and losses were recorded during fiscal 2004, 2003 and fiscal 2002.

Cash and Statements of Cash Flows—Cash includes disbursements and deposits not yet funded by or applied to the Company’s Revolving Credit Facility as of a balance sheet date and cash and cash equivalents totaling $2,940,000 and $2,004,000 as of March 31, 2003 and 2004, respectively, held by EMJ (Bermuda) in connection with providing insurance to the Company.  The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

For the years ended March 31, 2002, 2003 and 2004 cash paid for interest on borrowings was $39,942,000, $37,674,000 and $48,623,000, and net cash paid (refunded) for income taxes was $403,000, $(551,000) and $671,000, respectively.

Comprehensive Income—Components of the Company’s comprehensive income include foreign currency translation adjustments, additional minimum pension liability and accounting for certain derivatives.

Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised December 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132-R). This statement amends the disclosure requirements of SFAS 132 to require more details about retirement plan assets, benefit obligations, cash flows and other relevant information. SFAS 132-R is effective for years ending after December 15, 2003, except certain benefit payment and international plan disclosures that are effective for fiscal years after June 15, 2004. The adoption of the disclosure provisions of SFAS 132-R did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. For nonpublic companies (under which the Company is classified, as defined by SFAS No. 150), application is effective in the fiscal period beginning after December 15, 2003. The Company is in the process of assessing the effect of adopting SFAS No. 150.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Transactions, which amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. As of March 31, 2004, the Company had no such instruments.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The disclosure requirements in this interpretation are effective for the Company for financial statements of interim and annual periods beginning with the first annual reporting period beginning after December 15, 2004, except immediate implementation is required for variable interest entitites after December 31, 2003. This statement did not have an effect on the accompanying consolidated financial statements as of and for the periods ending March 31, 2004.

2.  Inventories

Substantially all inventories are held for sale at the Company’s service center locations and are valued at the lower of cost (using the last-in, first-out (LIFO) method) or market. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, inventories would have been lower by $11,786,000 at March 31, 2003 and higher by $2,557,000 at March 31, 2004.

Any reduction of inventory quantities that liquidates LIFO inventories carried at costs lower or higher than costs prevailing in prior years may have a significant effect on the Company’s gross profit.  Such a reduction and liquidation occurred during fiscal year 2002 and fiscal year 2004, but did not have a significant effect on gross profit. There were no such reductions in fiscal year 2003.

3.  Net Property, Plant and Equipment

Property, plant and equipment (including in-process costs for assets not yet placed in service) and accumulated depreciation at March 31, 2003 and 2004 consisted of the following:

	2003	2004
Land	$18,867,000	$18,622,000
Buildings and leasehold improvements	51,056,000	52,196,000
Machinery and equipment	118,166,000	116,319,000
In-process costs	6,807,000	1,921,000
	194,896,000	189,058,000
Less accumulated depreciation	81,859,000	76,868,000
Net property, plant and equipment	$113,037,000	$112,190,000

The in-process costs at March 31, 2004 are primarily attributable to progress payments made on equipment for our tube honing facility and in Tulsa, Oklahoma and building renovation in our Tulsa, Oklahoma service center. As of March 31, 2004 such costs include $1,300,000. Estimated remaining costs to be incurred in connection with these projects total $800,000 and are expected to be paid during fiscal year 2005.

4.  Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company including certain current employees of the Company and its Parent. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company and predecessor companies. These policies are designed to provide cash to the Company to repurchase shares held by employees in the Company’s Stock Bonus Plan and shares held individually by employees upon the termination of their employment. Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by dividend income earned under the policies. Dividend income earned under the policies totaled $13,521,000, $17,156,000 and $17,751,000 in fiscal years 2002, 2003 and 2004, respectively, and is recorded as an offset to general and administrative expense in the accompanying statements of operations.

The Company has borrowed against the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on those policies and to fund working capital needs. Interest rates on borrowings under the life insurance policies are fixed at 11.76%. As of March 31, 2004, approximately $10,295,000 was available for future borrowings.

	Surrender value before loans	Loans Outstanding	Net cash surrender value
Balance at March 31, 2003	$195,976,000	$164,969,000	$31,007,000
Balance at March 31, 2004	217,320,000	182,631,000	34,689,000

Interest on cash surrender value borrowings totaled $15,996,000, $17,796,000 and $20,082,000 in fiscal years 2002, 2003 and 2004, respectively, and is included in net interest expense in the accompanying statements of operations.

5.  Long-Term Debt

Long-term debt at March 31, 2003 and 2004 consisted of the following:

	2003	2004
Revolving Loans (including $1,195,000 and $1,861,000 at March 31, 2003 and 2004, respectively, related to a Canadian facility)	$72,937,000	$53,538,000
9 3/4% Senior Secured Notes due June 1, 2012	250,000,000	250,000,000
Industrial Development Revenue Bonds:
Payable in annual installments of $500,000 commencing June 1, 1998, interest at 9%	1,500,000	1,000,000
Payable in annual installments of $715,000 commencing December 1, 2004, interest at 5.25%	4,300,000	4,300,000
Payable in annual installments of $900,000 commencing September 1, 2000, interest at 8.5%	1,800,000	900,000
	330,537,000	309,738,000
Less current portion	2,330,000	3,976,000
	$328,207,000	$305,762,000

Aggregate maturities of long-term debt are as follows: $3,976,000 in fiscal year 2005; $1,215,000 in fiscal year 2006; $52,392,000 in fiscal year 2007; $715,000 in fiscal year 2008, $715,000 in fiscal year 2009 and $250,725,000 thereafter.

The fair value of the Senior Secured Notes at March 31, 2004 was $280,000,000 based on the quoted market prices as of that date. The carrying values of all other long-term debt and other financial instruments at March 31, 2004 approximate fair value.

On May 22, 2002, the Company completed the issuance and sale of 9 3/4% Senior Secured Notes due 2012 totaling $250,000,000, the proceeds from which were used to (i) redeem $105 million in aggregate principal amount of the outstanding 9½% senior notes, plus call premium and accrued interest, (ii) prepay $96 million of the term loan plus accrued interest, and (iii) terminate the interest rate swap agreement. As a result of this refinancing transaction, the Company recorded an extraordinary loss of $12,278,000 related to the early retirement of debt, consisting of the call premium paid, a payment to terminate the interest rate swap agreement, the write-off of deferred financing costs, and certain other expenses incurred in connection with the refinancing transaction.  No tax benefit was recorded in connection with this loss due to the uncertainty in realizing the resulting deferred tax asset.

Credit Agreements

The Company’s revolving credit facility (“Credit Agreement”), allows maximum borrowings of $200 million, including letters of credit ($8,560,000 outstanding at March 31, 2004).  Borrowings under the Credit Agreement bear interest at a base rate (generally defined as the greater of bank’s prime lending rate or 1/2% over the Federal Funds Rate) plus 1.25% or the adjusted Eurodollar rate plus 2.50%.  At March 31, 2004, the bank’s prime lending rate was 4.00% and the Eurodollar rate was 1.09%. In addition, borrowings under the revolving loans are limited to an amount equal to 85% of eligible trade receivables (as defined) plus 55% of eligible inventories (as defined). Unused available borrowings under the revolving loans totaled $139,763,000 at March 31, 2004. The Credit Agreement matures on April 7, 2006 and is secured by a lien on all domestic inventory and accounts receivable of the Company.

Under the Credit Agreement, the Company is obligated to pay certain fees including an unused commitment fee of 0.5%, payable quarterly in arrears, and letter of credit fees of 2.50% per annum of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus issuance, fronting, amendment and other standard fees. The Company paid loan commitment fees totaling $480,000 in fiscal year 2002, $584,000 in fiscal year 2003, and $447,000 in fiscal year 2004.

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

The Company’s Canadian subsidiary maintains a one year renewable credit facility (the “Canadian Facility”) totaling CAD$9,000,000 including (i) a revolving credit facility of CAD$5,500,000, (ii) a term financial instruments facility of CAD$3,000,000 for hedging foreign currency and rate fluctuations (unused as of March 31, 2004), and (iii) a special credit facility for the issuance of a letter of guarantee up to CAD$500,000 in connection with the lease for the Toronto facility. Borrowings under the revolving credit facility are limited to an amount equal to 80% of eligible trade receivables (as defined) plus 40% of eligible inventories (as defined, and limited to CAD$1,500,000), are repayable on demand, and bear interest at the bank’s annual prime lending rate plus 0.50%. At March 31, 2004, the interest rate on the revolving credit facility was 4.50%. The revolving credit facility contains financial covenants in respect of maintenance of minimum equity and a debt-to-equity ratio (as defined) and has other restrictions similar to those under the amended Credit Agreement, as described above.

Senior Secured Notes

On May 22, 2002, the Company refinanced its 9½% senior notes and variable rate term loan by issuing $250 million of 9 3/4% Senior Secured Notes due 2012.  The 9 3/4% Senior Secured Notes were issued at par and interest payments are made semi-annually on June 1 and December 1, commencing on December 1, 2002.  The 9 3/4% Senior Secured Notes are secured by a first-priority lien (subject to permitted liens) on substantially all of the Company’s existing and future acquired unencumbered property, plant and equipment and may be redeemed by the Company under certain conditions and with certain restrictions at varying redemption prices. The Indenture to the 9 3/4% Senior Secured Notes contains certain covenants which limit, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, investments and loans, dividends and other distributions, and certain transactions with affiliates.

Derivative Instrument

In June 1998, the Company entered into an interest rate swap agreement with Deutsche Bank Trust Company Americas (“DBTCA”) that effectively fixed the interest rate on the variable rate term loan at approximately 9.05% through June 2003 (the “Fixed Rate”). Such agreement required DBTCA to make payments to the Company each quarter in an amount equal to the product of the notional amount of $95 million and the difference between the three month London Interbank Offered Rate and 3.25% (“Floating LIBOR”) and the Fixed Rate, if the Floating LIBOR was greater than the Fixed Rate on a per diem basis. If Floating LIBOR was lower than the Fixed Rate, the Company was required to pay DBTCA an amount equal to the product of the notional amount and the difference between the Fixed Rate and Floating LIBOR on a per diem basis. Under the provisions described above, net payments (receipts) in fiscal years 2001 and 2002 were $(721,000) and $2,248,000, respectively.  Because the interest rate swap agreement was terminated in May 2002 in connection with the prepayment of the Company’s term loan resulting from the issuance and sale of the 9 3/4% Senior Secured Notes described above, no quarterly settlements were required in fiscal year 2003.

The interest rate swap agreement was considered a highly effective cash flow hedge under the provisions of SFAS No. 133, as amended, which was adopted by the Company effective April 1, 2001. Under SFAS No. 133, the effective portion of gain or loss resulting from changes in the fair value of the interest rate swap agreement is reported in other comprehensive income while the ineffective portion is recognized in net income.  For the year ended March 31, 2002, a loss of $2,925,000 was recognized in other comprehensive income and a loss of $100,000 was recognized in net income. As of March 31, 2002, the interest rate swap agreement represented a long-term liability with a fair market value of $3,025,000, as calculated under the provisions of SFAS No. 133.  In connection with the issuance and sale of the 9 3/4% Senior Secured Notes, the Company paid $3,025,000 to terminate the interest rate swap agreement, which was recognized as part of the loss of $12,278,000 related to the early retirement of debt.

Other

The Company’s industrial revenue development bonds were issued in connection with significant facility improvements or construction projects.

6.  Income Taxes

Significant components of the provision for income taxes attributable to continuing operations for the years ended March 31, 2002, 2003 and 2004 were as follows:

	2002	2003	2004
Current:
Federal	$(49,000)	$435,000	$—
State	492,000	492,000	1,458,000
Foreign	12,000	573,000	1,669,000
Total current	455,000	1,500,000	3,127,000
Deferred:
Federal	(3,277,000)	373,000	(1,666,000)
State	(482,000)	42,000	(995,000)
Valuation allowances	3,759,000	(415,000)	2,661,000
Total deferred	—	—	—
	$455,000	$1,500,000	$3,127,000

The reconciliation of the income tax provision differs from that which would result from applying the U.S. statutory rate for years ended March 31, 2002, 2003 and 2004 were as follows:

	2002	2003	2004
Expected tax at Federal statutory rate	$2,033,000	$5,656,000	$6,433,000
State franchise tax expense and capital taxes, net of Federal taxes	320,000	320,000	948,000
Expiration of capital loss carryforward	—	5,618,000	—
Net increase in cash surrender values of life insurance	(4,732,000)	(6,005,000)	(6,213,000)
Change in valuation allowance	3,759,000	(415,000)	2,661,000
Other	(925,000)	(3,674,000)	(702,000)

Income tax provision	$455,000	$1,500,000	$3,127,000

The change of $2,661,000 in the valuation allowance for deferred tax assets as of March 31, 2004 was due primarily to the generation of a tax loss in fiscal year 2004.

Income before taxes consists primarily of income from the Company’s domestic operations. For fiscal years 2002, 2003 and 2004, the Company’s foreign operations, including the captive insurance subsidiary, generated pre-tax income (loss) of $(2,369,000), $2,267,000 and $4,342,000, respectively.

Significant components of the Company’s deferred income tax assets and liabilities at March 31, 2003 and 2004 were as follows:

	2003	2004
Deferred tax liabilities:
Tax over book depreciation	$7,709,000	$8,893,000
Purchase price adjustments	35,846,000	35,210,000
Total deferred tax liabilities	43,555,000	44,103,000
Deferred tax assets:
Net operating loss and credit carryforwards	19,473,000	21,142,000
Capital loss carryforward	—	—
Workers compensation and other insurance accruals	3,011,000	3,438,000
Inventory and related reserves	4,105,000	5,024,000
Other	1,858,000	2,052,000
Valuation allowance for deferred tax assets	(20,278,000)	(22,939,000)
Net deferred tax assets	8,169,000	8,717,000
Net deferred tax liabilities	$35,386,000	$35,386,000

At March 31, 2004, the Company had net operating loss carryforwards of $49,214,000 for Federal income tax purposes and $29,870,000 for State income tax purposes. The Federal carryforwards resulted from the Company’s losses during 1993, 1996 and 2002, and expire in years 2008, 2011 and 2022, respectively, while the State carryforwards were generated in various states over various years. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations. In addition, use of the Company’s net operating loss carryforwards and other tax attributes may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three year period subsequent to a loss year.  At March 31, 2004, the Company had an alternative minimum tax carryforward of approximately $2,364,000 which can be utilized over an indefinite period of time.

On September 11, 2002, new tax laws were enacted in California that suspend the use of net operating tax carryforwards into years beginning on or after January 1, 2002 and 2003.  Accordingly, net operating losses generated in California in prior tax years cannot be used to offset the Company’s taxable income for the years ended March 31, 2003 and 2004.  This suspension will not apply to tax years beginning on or after January 1, 2004 and did not have a material impact on the Company’s results of operations for the year ended March 31, 2004.

The Company has not provided for taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be re-invested indefinitely.  If these earnings were distributed, foreign tax credits may become available under current tax law to reduce the resulting U.S. tax liability.

7.  Employee Benefit Plans

Stock Bonus Plan

The Company and its Parent have a Stock Bonus Plan (the “Plan”, formerly an employee stock ownership plan (“ESOP”) prior to April 1, 1999) which covers nonunion employees of the Company who meet certain service requirements. The cost of the Plan is borne by the Company through annual contributions to a trust in amounts determined by the Board of Directors. Prior to an agreement reached with the Department of Labor in January 2003 (see Note 8), contributions were made in cash or shares of the Parent’s stock as the Parent’s Board of Directors may from time to time determine. Participants vest at a rate of 20% per year of service and become fully vested at age 65 or upon retirement, disability or death. Upon the occurrence of a participant’s termination (as defined), retirement, disability, or death, the Plan is required to either distribute the vested balance in stock or to repurchase the vested balance for cash (as determined by the Benefits Committee). If stock is distributed, it is accompanied by a put option to the Parent under terms defined in the Plan. Shares of the Parent’s Series A and B preferred and common stock owned by the Plan totaled 38,282, 28,730 and 2,652,874 at March 31, 2004, respectively. For fiscal years ended March 31, 2002, 2003 and 2004, contributions payable to the Plan’s trust totaled $2,831,000, $2,772,000 and $2,783,000 which represented 5% of eligible compensation for each of the respective years. The contributions payable as of March 31, 2002, 2003 and 2004 have been or will be paid in cash. The Company recognizes the cost of the Plan as compensation expense with a corresponding amount reflected in its capital for the value of the Parent’s common stock contributed to the trust by the Parent, or as a dividend to Parent for contributions paid in cash.

The Company also has a supplemental stock bonus plan to include highly compensated employees and other employees, who are not eligible to participate in the Plan. Contributions payable, vesting and distributions in the supplemental plan are comparable to those under the Plan. Contributions under this supplemental plan are made in cash and are held in an irrevocable trust. For the fiscal years ended March 31, 2002, 2003 and 2004, contributions payable totaled $76,000, $78,000 and $90,000, respectively.

Although the Parent has not expressed any intent to terminate or amend the plan, it has the right to do so at any time. In the event of any termination, participants become fully vested to the extent of the balances in their separate accounts and come under the put options as previously discussed.

On December 8, 2003, the Medicare Prescription Drug Improvement and Moderization Act of 2003 (the “Act”) was signed into law. The impact of the Act is not reflected in any amounts disclosed in the financial statements or accompanying notes. The Company is currently reviewing the effects of the Act will have on its plans and expects to complete that review during fiscal 2005. In addition, the Company is waiting for guidance from the United States Department of Health and Human Services on how the employer subsidy provision will be administered and from the FASB on how the impact of the Act should be recognized in the financial statements.

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

Components of net periodic pension cost (credit) associated with the Company’s pension plans for years ended March 31, 2002, 2003 and 2004 are as follows:

	2002	2003	2004
Service cost of benefits earned during the period	$433,000	$432,000	$523,000
Interest cost on projected benefit obligation	784,000	843,000	879,000
Expected return on plan assets	(1,017,000)	(864,000)	(763,000)
Amortization of prior service cost	(95,000)	(47,000)	(37,000)
Recognized net (gain) loss	(66,000)	21,000	267,000
	$39,000	$385,000	$869,000

Categories of plan assets	2003	2004
Bonds	13%	14%
Stocks	87%	86%

Expected contributions in the next fiscal year will be $700,000.

The plan is 100% invested in Wells Fargo Asset Allocations Collective Investment Fund (the “Fund”). The Fund seeks long-term total return, consistent with reasonable risk, by shifting investments among stocks and U.S. Treasury long-term bonds using a quantitative asset allocation strategy. The Fund invests in common stocks that comprise the S&P 500 Index and bonds that comprise the Lehman Brothers 20+ Tresury Bond Index. The Fund will remain near its strategic allocation of 60% stocks and 40% bonds the majority of the time to maximize the probability of achieving its long-term risk and return objectives.

The following provides a reconciliation of the changes in the benefit obligation and fair value of plan assets, and the funded (unfunded) status of the pension plans for the years ended March 31, 2003 and 2004.

	2003	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$11,350,000	$14,066,000
Service cost	432,000	523,000
Interest cost	843,000	879,000
Change in assumptions	1,414,000	958,000
Amendments	504,000	67,000
Benefit payments	(514,000)	(545,000)
Actuarial loss/(gain)	37,000	(157,000)
Benefit obligation at end of year	14,066,000	15,791,000
Change in Plan Assets:
Fair value of plan assets at beginning of year	11,203,000	9,297,000
Actual return on assets	(1,434,000)	2,205,000
Benefit payments	(514,000)	(545,000)
Company contributions	92,000	793,000
Fees	(50,000)	(31,000)
Fair value of plan assets at end of year	9,297,000	11,719,000
Unfunded	(4,769,000)	(4,072,000)
Unrecognized prior service cost	(236,000)	(131,000)
Unrecognized net actuarial gain	3,658,000	2,780,000
Net amount recognized	$(1,347,000)	$(1,423,000)

The following provides a reconciliation of the changes in the benefit obligation and fair value of plan assets, and the funded (unfunded) status of the pension plans for the years ended March 31, 2003 and 2004.

	2003	2004
Amounts recognized in balance sheets consist of:
Prepaid cost	$—	$—
Accrued benefit liability	(4,746,000)	(4,048,000)
Accumulated comprehensive loss-additional minimum liability	3,399,000	2,625,000
Net amount recognized	$(1,347,000)	$(1,423,000)

Weighted-average assumptions as of March 31:
Discount rate	6.50%	6.00%
Expected return on assets	8.25%	8.25%
Rate of compensation increase	—	—
Measurement date for assets and liabilities	1/1/2003	1/1/2004

The return on assets assumption assumes a long term return of 9% on equity investments and 7% on government bond investments with a 60% equity and 40% bond target investment mix. Long-term rates of return on equity investments are trending approximately 7% above current CPI, while long-term rates of return on government bond investments are trending approximately 5% above current CPI. Current CPI has been approximately 2% for the last few years.

In accordance with union agreements, the Company also contributes to multi-employer defined benefit retirement plans covering substantially all union employees of the Company. At March 31, 2004, four different unions represented approximately 563 of our employees from 16 locations (35% of total employees).  Our collective bargaining agreements expire at staggered dates through March 2010; bargaining agreements that will expire in fiscal 2005 represent 11% of total employees.  Expenses incurred in connection with these plans totaled $1,015,000, $1,295,000 and $1,798,000 in fiscal years 2002, 2003 and 2004, respectively.

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

In December 2003, the FASB issued SFAS No. 132 (revised December 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132-R). This statement amends the disclosure requirements of SFAS 132 to require more details about retirement plan assets, benefit obligations, cash flows and other relevant information. SFAS 132-R is effective for years ending after December 15, 2003, except certain benefit payment and international plan disclosures that are effective for fiscal years after June 15, 2004. The adoption of the disclosure provisions of SFAS 132-R did not have a material effect on the Company’s consolidated financial statements.

Components of the net benefit cost associated with the Company’s Postretirement Plan for years ended March 31, 2002, 2003 and 2004 are as follows:

	2002	2003	2004
Service cost of benefits earned during the period	$223,000	$249,000	$293,000
Interest cost on projected benefit obligation	211,000	258,000	271,000
Recognized net (gain)/loss	(185,000)	(9,000)	55,000
	$249,000	$498,000	$619,000

The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plan for the years ended March 31, 2003 and 2004.

	2003	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$3,271,000	$4,328,000
Service cost	249,000	293,000
Interest cost	258,000	271,000
Change in assumptions	950,000	262,000
Benefit payments	(208,000)	(151,000)
Actuarial gains	(192,000)	(87,000)
Benefit obligation at end of year	4,328,000	4,916,000
Unfunded	(4,328,000)	(4,916,000)
Unrecognized prior service cost	—	—
Unrecognized net actuarial gain	358,000	478,000
Accrued benefit cost	$(3,970,000)	$(4,438,000)

Weighted-average assumptions as of March 31:
Discount rate	6.50%	6.00%
Healthcare cost trend rate	12.00%	11.00%
Measurement date for assets and liabilities	1/1/2003	1/1/2004

The healthcare cost trend rate of 11.0% used in the calculation of net benefit cost of the Postretirement Plan is assumed to decrease 1.0% per year to 6.0% for 2009 and remain at that level thereafter .

Assumed healthcare trend rates have a significant effect on the amounts reported for the Company’s Postretirement Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$88,000	$(74,000)
Effect on postretirement benefit obligation	644,000	(550,000)

8.  Commitments and Contingencies

Lease Commitments

The Company leases, under several agreements with varying terms, certain office and warehouse facilities, equipment and vehicles. Rent expense totaled $21,353,000, $21,657,000 and $22,302,000 for the years ended March 31, 2002, 2003 and 2004, respectively.  Sublease income for the years ended March 31, 2002, 2003 and 2004 was $456,000, $632,000 and $653,000, respectively.  Minimum rentals of certain leases escalate from time to time based on certain indices.

At March 31, 2004 the Company was obligated under non-cancellable operating leases for future minimum rentals as follows:

Fiscal year:
2005	$18,422,000
2006	14,315,000
2007	10,323,000
2008	7,337,000
2009	5,718,000
Thereafter	43,939,000
Sub –total	100,054,000
Less: Non-cancellable subleases	(7,961,000)
Net lease obligations	$92,093,000

Other Commitments

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

On May 25, 2004 the Company announced that the proposed restructuring of the combined capital structure of Earle M. Jorgensen Company (“EMJ”) with Earle M. Jorgensen Holding Company, Inc. (“Holding”), its parent company, had been delayed.  Because of the delay, additional negotiations among Holding’s security holders and changes to the structure of the transaction are required before it can proceed. There is no assurance that the transaction will be successfully negotiated or, if negotiated, will be approved by the requisite votes of Holding’s stockholders or that the other conditions to completion of such a transaction will be satisfied.  Thus there can be no assurance that the merger will be consummated.

In connection with the 1990 merger, the Company agreed to pay Kelso & Companies, Inc. (“Kelso”), affiliates of which own the majority of Parent’s common stock, an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering such services. The Company also agreed to indemnify Kelso and its affiliates against certain claims, losses, damages, liabilities, and expenses that may arise in connection with the merger. However, no such annual fee was payable for fiscal years 2002, 2003 and 2004 and other expenses paid to Kelso in fiscal years 2002, 2003 and 2004 were not significant.

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

In December 2003, the Company entered into agreements with Holding, a subsidiary and the principal stockholders of Holding providing for a merger and financial restructuring. Prior to approval of the transaction, the DOL initiated a review of the procedures followed by Holding’s benefits committee in connection with evaluation of the proposed transaction and other strategic alternatives available to Holding and an assessment of whether or not the proposed transaction complied with the terms of the consent order and the legal requirements applicable to the stock bonus plan. Such review resulted in delays that, combined with other transactional requirements, precluded the consummation of the merger and financial restructuring on the terms originally proposed. The Company is considering changes to the proposed transaction that will achieve the objectives of the original restructuring transaction, while meeting the concerns expressed by the DOL. Holding intends to review any proposed transaction with the DOL in advance under their compliance assistance program to ensure compliance with the terms of the consent order and applicable law. There can be no assurance that a revised transaction will be agreed upon, approved by the Holding stockholders and consummated.

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

During fiscal years 2002, 2003 and 2004, expenditures made in connection with environmental matters totaled $97,000, $194,000 and $232,000, respectively, principally for settlement of claims, and monitoring, remediation and investigation activities at sites with contaminated soil and/or groundwater and were expensed as incurred.  As of March 31, 2004, an accrual of $203,000 exists for future investigation and remediation expenditures related to the following pending environmental matters.

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

On February 6, 2003, the Company received a request from the EPA to sign an AOC under CERCLA to investigate certain areas of the Duwamish Site.  A preliminary cost of proposed work under the AOC ranges from $350,000 to $450,000, and is subject to approval by the EPA.  On April 15, 2003, the Company signed a funding and participation agreement with the current owners of the Forge property, which requires it to fund 85% of costs to be incurred in connection with the investigation activities to be performed under the AOC.  As of March 31, 2004, the Company has accrued $203,000 for remaining costs that are expected to be incurred in future years.

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

9.  Legal

On April 22, 2002, the Company was sued by Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, alleging that the Company had conspired with other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor, which resulted in unspecified damages.  EMJ and the other defendants filed motions for summary judgment, and on June 15, 2004, the federal District Court for the Western District of Oklahoma entered an order granting the motions for summary judgment of each of the defendants including EMJ and dismissed the case.  The time for an appeal expires July 15, 2004.

The Company is involved in other litigation or legal matters in the normal course of business. In the opinion of management, these matters will be resolved without a material impact on the Company’s financial position or results of operations.

EARLE M. JORGENSEN COMPANY

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule Number	Description of Schedules*
Schedule II	Valuation and Qualifying Accounts and Reserves

*                 All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

S-1

EARLE M. JORGENSEN COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to costs and expenses	Amounts charged off (net of recoveries)	Balance at end of period
Allowance for doubtful accounts
Year ended March 31, 2002	$427,000	$2,434,000	$(2,409,000)	$452,000
Year ended March 31, 2003	452,000	2,649,000	(2,711,000)	390,000
Year ended March 31, 2004	390,000	2,880,000	(2,669,000)	601,000

Reserve for inventory
Year ended March 31, 2002	$2,231,000	$2,705,000	$(2,411,000)	$2,525,000
Year ended March 31, 2003	2,525,000	2,321,000	(1,669,000)	3,177,000
Year ended March 31, 2004	3,177,000	1,123,000	(912,000)	3,388,000

S-2