Form 10-Q
period 2004-06-30
JORGENSEN EARLE M CO /DE/
filed 2004-08-13
CIK 54003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2004.

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

Outstanding common stock, par value $.01 per share, at July 31, 2004 - 128 shares

EARLE M. JORGENSEN COMPANY

PART  I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2004	March 31, 2004
	(Unaudited)

ASSETS
Current assets:
Cash	$10,751	$15,528
Accounts receivable, less allowance for doubtful accounts of $1,029 and $601 at June 30, 2004 and March 31, 2004, respectively	165,811	133,092
Inventories	266,430	225,248
Other current assets	7,602	7,655
Total current assets	450,594	381,523

Property, plant and equipment, net of accumulated depreciation of $79,695 and $76,868 at June 30, 2004 and March 31, 2004, respectively	116,513	112,190

Net cash surrender value of life insurance policies	40,285	34,689
Debt issue costs, net of accumulated amortization	6,579	6,909
Other assets	1,673	1,169
Total assets	$615,644	$536,480

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$174,488	$162,648
Accrued employee compensation and related taxes	14,822	19,207
Accrued employee benefits	13,435	12,744
Accrued interest	16,626	17,352
Other accrued liabilities	13,267	8,616
Deferred income taxes	17,517	17,517
Current portion of long-term debt	3,676	3,976
Total current liabilities	253,831	242,060

Long-term debt	351,215	305,762
Deferred income taxes	17,869	17,869
Other long-term liabilities	8,266	8,148

Stockholder’s equity (deficit):
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized; 128 shares issued and outstanding	—	—
Capital in excess of par value	29,503	29,503
Accumulated other comprehensive loss
Foreign currency translation adjustment	(208)	(73)
Additional minimum pension liability	(2,625)	(2,625)
Accumulated deficit	(42,207)	(64,164)
Total stockholder’s equity (deficit)	(15,537)	(37,359)
Total liabilities and stockholder’s equity (deficit)	$615,644	$536,480

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)

Revenues	$361,636	$238,299

Cost of sales	256,075	171,437

Gross profit	105,561	66,862

Expenses:
Warehouse and delivery	38,073	32,524
Selling	13,390	8,418
General and administrative	14,432	9,679
Total expenses	65,895	50,621

Income from operations	39,666	16,241

Interest expense, net	13,111	12,628

Income before income taxes	26,555	3,613

Income tax expense	4,598	819

Net income	21,957	2,794

Other comprehensive income (loss)
Foreign currency translation adjustment	(135)	1,548

Comprehensive income	$21,822	$4,342

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$21,957	$2,794
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,851	2,800
Amortization of debt issue costs	330	330
Accrued postretirement benefits	188	188
Gain on sale of property, plant and equipment	(13)	(1,137)
Provision for bad debts	639	574
Increase in cash surrender value of life insurance over premiums paid	(5,256)	(5,318)
Changes in operating assets and liabilities:
Accounts receivable	(33,358)	(7,350)
Inventories	(41,182)	(14,155)
Other current assets	(596)	(845)
Accounts payable and accrued liabilities	12,071	(2,677)
Non-trade receivable	122	331
Other	(145)	1,392
Net cash used in operating activities	(42,392)	(23,073)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,179)	(1,899)
Proceeds from the sale of property, plant and equipment	6	1,314
Premiums paid on life insurance policies	(464)	(1,198)
Proceeds from redemption of life insurance policies	124	708
Net cash used in investing activities	(7,513)	(1,075)

FINANCING ACTIVITIES:
Net borrowings under revolving loan agreements	45,653	18,612
Payments on other debt	(500)	(500)
Net cash provided by financing activities	45,153	18,112

Effect of exchange rate changes on cash	(25)	15

NET DECREASE IN CASH	(4,777)	(6,021)
Cash at beginning of period	15,528	20,030

CASH AT END OF PERIOD	$10,751	$14,009

See accompanying notes to consolidated financial statements.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2004

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2004 and the consolidated results of operations and comprehensive income and cash flows for the three months ended June 30, 2004 and June 30, 2003. The consolidated results of operations and comprehensive income for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

2.                                       Other Comprehensive Income

Other comprehensive income included foreign currency translation (loss) income of $(135,000) and $1,548,000 for the three months ended June 30, 2004 and June 30, 2003, respectively.

3.                                       Stock-Based Compensation

Stock options granted to directors, officers and other key employees of the Company under Holding’s stock option plan adopted in January 1997 are accounted for in accordance with APB No. 25. As all stock option grants are made at fair value on the date of grant, the Company recognizes no compensation cost.  Had compensation expense for stock options granted been recorded based on the fair value method under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the effect on the Company’s net income for the three months ended June 30, 2004 and June 30, 2003 would have been as follows:

	Three Months Ended
	June 30, 2004	June 30, 2003
Net income, as reported	$21,957,000	$2,794,000
Deduct: total stock-based compensation expense determined using fair value method for all awards, net of tax	(13,000)	(31,000)
Net income, as adjusted	$21,944,000	$2,763,000

4.                                       Benefit Plans

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised December 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132-R). This statement amends the disclosure requirements of SFAS 132 to require more details about retirement plan assets, benefit obligations, cash flows and other relevant information. SFAS 132-R is effective for years ending after December 15, 2003, except certain benefit payment and international plan disclosures are effective for fiscal years after June 15, 2004. The adoption of the disclosure provisions of SFAS 132-R did not have a material effect on the Company’s consolidated financial statements.

Net periodic pension expense for continuing operations defined benefit pension plans includes the following components:

	Three Months Ended
	June 30, 2004	June 30, 2003
Service cost	$148,000	$130,000
Interest cost	255,000	220,000
Expected return on assets	(254,000)	(191,000)
Amortization of prior service cost	(9,000)	(9,000)
Recognized net loss	7,000	67,000
Net periodic pension expense	$147,000	$217,000

The Company previously disclosed in its financial statements for the year ended March 31, 2004, included in its Form 10-K, that it expected to contribute $700,000 to its hourly employee pension plan in fiscal 2005. As of June 30, 2004 such contribution has been made.

Net periodic post retirement benefit cost for continuing operations defined benefit pension plans includes the following components:

	Three Months Ended
	June 30, 2004	June 30, 2003
Service cost	$78,000	$73,000
Interest cost	72,000	68,000
Recognized net loss	40,000	14,000
Net periodic post retirement benefit expense	$190,000	$155,000

5.                                       Subsequent Events

On January 14, 2004, the Company announced that it had reached an agreement with Holding’s principal security holders providing for a restructuring of the combined capital structure.  The financial restructuring was to be effected pursuant to an Agreement and Plan of Merger and Reorganization dated as of December 18, 2003 (the “Merger Agreement”), among the Company, Holding and EMJ Metals LLC, a newly-formed wholly-owned subsidiary as well as, an Exchange Agreement dated as of December 18, 2003 (the “Exchange Agreement”), among the Company, Holding and Kelso Investment Associates IV, L.P. and certain of its affiliates (“Kelso”).  Among its provisions, the Merger Agreement provides that the Company or Holding may terminate the Merger Agreement if the merger shall not have been consummated by May 31, 2004.  Similarly, the Exchange Agreement provides that the Exchange Agreement shall terminate upon the earlier to occur of (a) the effective date of the closing of the transactions contemplated by the Merger Agreement and (b) termination of the Merger Agreement.  The parties to the Merger Agreement executed a Termination of Merger Agreement and Exchange Agreement dated as of July 30, 2004, terminating the Merger Agreement and the Exchange Agreement.  Notwithstanding such termination, representatives of Holding’s Special Committee, Kelso, the Company and the Company’s Benefits Committee are continuing to evaluate an alternative transaction similar to the merger and other strategic alternatives.

6.                                       Impact of Recently Issued Accounting Standards

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The impact of the Act is not reflected in any amounts disclosed in the financial statements or accompanying notes. The Company is currently reviewing the effects the Act will have on its plans and expects to complete that review during fiscal 2005. In January 2004, the Financial Accounting Standards Board (“FASB”) issued a Staff Position document which acknowledged issues associated with measuring and recognizing the effect of the Act and allowed companies to elect to defer accounting for such effects until authoritative guidance on the accounting for the federal subsidy was issued. In May 2004, the FASB issued Staff Position FSAS No. 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 provides guidance on the accounting, disclosure, effective date and transition rules related to the Act. FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributed to past service as an actuarial experience gain and as a reduction of the service cost component of net periodic health care costs for the amounts attributable to current service, if the benefit provided is at least actuarially equivalent to the Medicare benefit. FSP 106-2 is effective for periods beginning after June 15, 2004.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN No. 46-R”). FIN 46-R provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. This statement did not have an effect on the accompanying consolidated condensed financial statements for the period ended June 30, 2004.

7.                                       Income Taxes

Income tax expense for the first three months of fiscal 2005 and 2004 included provisions for state franchise and foreign income taxes.  Federal tax provisions for the first three months of fiscal 2005 were $2,313,000 and for the first three months of fiscal 2004 federal tax provisions were offset by recognition of tax benefits associated with our loss carryforwards. While there was no federal income taxes paid in the first three months of fiscal 2005 due to the Company’s net operating loss carryforwards, the Company expects to utilize its remaining loss carryforward and to make income tax payments later in fiscal 2005. Income tax expense has been provided for the three months ended June 30, 2004 based on the Company’s estimated effective tax rate for fiscal 2005.

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

Overview

After many quarters of weak industrial economic conditions in the United States, during calendar 2004 the metal service center industry began to experience both growth in sales volume and increases in prices.  Metals prices for most of calendar 2003 were volatile due to competitive pressures, changes in availability of inventories held by service centers, and the availability of metals supplied by both domestic and foreign mills. Other factors affecting metals prices and availability include increased industrial demand, favorable exchange rates for exporting companies (unfavorable exchange rates for importers of metals), continued low interest rates, added surcharges from mills because of higher raw material costs and higher capacity utilization.

Pricing varies substantially across our product lines. Both prices and surcharges have continued to rise since the beginning of calendar 2004 due to raw material shortages and limited availability of certain products. For example, the price of cold finish carbon and alloy has continued to increase with the price per ton, including surcharges, at June 30, 2004 of $987 which increased from $872 per ton at March 31, 2004 and $805 per ton at January 31, 2004.

We believe that customer demand will continue to be strong and that the availability of steel will remain tight, which could lead to disruptions in the Company’s ability to meet its customers’ material requirements. However, we believe that our well-balanced inventories, valued-added capabilities, aggressive marketing and unequaled customer service have differentiated, and will continue to differentiate, us in the marketplace and will position us to grow our business as the economic recovery continues.

Our tonnage shipped during the first quarter of fiscal 2005 was 27.5% higher compared to the same period in fiscal 2004, due to increasing demand and from success in our core products strategies and excellent customer service, and beginning in July 2002, from significant benefits realized from the expansion and automation of our Chicago facility. We continue to focus on improving business processes and reducing costs and believe our results reflect the benefits realized from improved productivity and from our ability to maintain cost structures that are aligned with the prevailing levels of business.  Our operating margin for the first three months of fiscal 2005 and fiscal 2004 was 11.0% and 6.8%, respectively. As of June 30, 2004, our total number of employees was 1,637 compared to 1,616 as of March 31, 2004, and 1,653 as of June 30, 2003.

Pricing for our products can have a more significant impact on our results of operations than customer demand levels. As pricing increases, so do our revenue dollars. Historically, we have been able to increase our prices as the cost of our materials increases. We attempt to obtain the same gross profit percentage on our sales, so if prices increase and we are successful in maintaining the same gross profit percentage, we generate more gross profit dollars. Conversely, if pricing declines, we will typically generate lower levels of gross profit dollars. Because changes in pricing do not require us to adjust our expense structure, the impact of price changes on our results of operations is greater than the effect of volume changes. Average selling prices in the first fiscal quarter of 2005 increased 22.7% from the first fiscal quarter of 2004.

We serve customers in a variety of industries. The following table provides a percentage breakdown of domestic sales to our ten largest industries for the three months ended June 30, 2004 and June 30, 2003. Prior year comparisons may have changed due to customer reclassifications in certain industries as reported.

	Three Months Ended
	June 30, 2004	June 30, 2003

Machine Tools	28.9%	26.6%
Industrial Equipment	8.0	7.9
Metal Service Centers & Wholesale Trade	6.3	6.1
Transportation	6.9	8.3
Fabricated Metal	6.2	5.8
Fluid Power	6.2	5.9
Construction/Farm Equipment	5.6	5.4
Screw Machine Products	5.3	4.9
Oil, Gas & Energy	4.4	6.3
Power Transmission Equipment	3.7	3.9
All Other Industries	18.5	18.9
Total	100%	100%

Statement of Operations and Other Data

All information contained in the following table was derived from the historical financial statements for the three months ended June 30, 2004 and June 30, 2003 included elsewhere herein.

	Three Months Ended
(dollars in thousands)	June 30, 2004%		June 30, 2003%
Statement of Operations Data:
Revenues	$361,636	100.0%	$238,299	100.0%
Gross Profit	105,561	29.2%	66,862	28.1%
Operating expenses	65,895	18.2%	50,621	21.2%
Income from operations	39,666	11.0%	16,241	6.8%
Net interest expense	13,111	3.6%	12,628	5.3%
Net income	21,957	6.1%	2,794	1.2%
Other Data:
EBITDA(1)	$42,517		$19,041
Capital expenditures	7,179		1,899
Net cash flows used in operating activities	(42,392)		(23,073)
Net cash flows used in investing activities	(7,513)		(1,075)
Net cash flows provided by financing activities	45,153		18,112

(1)                                  (a)                                  “EBITDA” represents net income before net interest expense, provision for income taxes and depreciation and amortization. Consistent with Item 10(e) of Regulation S-K, our EBITDA has not been adjusted to exclude any other non-cash charges or liabilities, such as LIFO adjustments of $11,375 and none and accruals for postretirement benefits aggregating $188 and $188 for the three months ended June 30, 2004 and June 30, 2003, respectively.  We believe that EBITDA is commonly used as a measure of performance for companies in our industry and is frequently used by analysts, investors, lenders and other interested parties to evaluate a company’s financial performance and its ability to incur and service debt.  Our EBITDA is used by management as a performance measure to assess our financial results in connection with determining incentive compensation, and is also used by the independent appraisal firm in connection with its annual valuation of our equity.  EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States.  The items excluded from EBITDA are significant components in understanding and assessing financial performance.  While providing useful information, our EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with accounting principles generally accepted in the United States, and should not be construed as an indication of a company’s operating performance or as a measure of liquidity.

	Three Months Ended
(dollars in thousands)	June 30, 2004	June 30, 2003
Reconciliation of EBITDA:
Net Income	$21,957	$2,794
Depreciation and amortization	2,851	2,800
Net interest expense	13,111	12,628
Provision for income taxes	4,598	819

EBITDA	$42,517	$19,041

Results of Operations - Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

Revenues. Revenues for the first quarter of fiscal 2005 increased 51.7% to $361.6 million, from $238.3 million for the same period in fiscal 2004, reflecting a 27.5% increase in tonnage shipped, 22.7% increase in average selling prices and 1.5% related to other factors, when compared to the first quarter of fiscal 2004. Revenues from our domestic operations increased 52.0% to $338.3 million in the first quarter of fiscal 2005, from $222.6 million for the same period in fiscal 2004. The increase was due to stronger demand for products sold to customers in certain key industries we serve, including machine tools, fabricated metal and screw machine products, offset by decreased shipments to customers in oil, gas and energy and transportation. Revenues from our Canadian operations increased 48.4% to $23.3 million in the first quarter of fiscal 2005 from $15.7 million in the same period in fiscal 2004, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and overall stronger economic conditions.

Gross Profit. Gross profit for the first quarter of fiscal 2005 increased 57.9% to $105.6 million, from $66.9 million for the same period in fiscal 2004, while consolidated gross margins were 29.2% and 28.1%, respectively.  Our gross margins increased primarily due to our ability to increase our selling prices to our customers due to higher costs of our products, especially cold finish carbon and alloy.  Improved customer demand, along with limited supplies of many of the products we sell and our margin improvement initiatives allowed us to pass through increased pricing to our customers before we received the higher cost metal products in our inventory.  Our increased cost of metals resulted in a LIFO expense of $11.4 million in the first three months of fiscal 2005, there was no LIFO adjustment in the same period in fiscal 2004.  Gross profit from our Canadian operations was $6.7 million and gross margin was 28.8% during the first quarter of fiscal 2005, compared to $3.6 million and 22.9%, respectively, for the same period in fiscal 2004. Exclusive of our Canadian operations and LIFO adjustments, gross margin was 32.6% for the first quarter of fiscal 2005 versus 28.4% for the same period in fiscal 2004.

Expenses. Total operating expenses for the first quarter of fiscal 2005 increased 30.2% to $65.9 million (18.2% of revenues), from $50.6 million (21.2% of revenues) for the same period in fiscal 2004.  The increase in operating expenses generally reflects the changes in variable expenses impacted by higher tonnage shipped, rising prices for certain goods and services, particularly fuel and shipping, higher compensation and benefit costs, and an increase in professional services and insurance expenses. The increase in professional services expense was primarily attributable to accounting, legal and financial advisory fees in connection with the proposed merger and financial restructuring.  These higher expenses were partially offset by benefits realized from ongoing cost reduction efforts and improved productivity.

Warehouse and delivery expenses for the first quarter of fiscal 2005 increased 17.2% to $38.1 million (10.5% of revenues), from $32.5 million (13.6% of revenues) for the same period in fiscal 2004. The increase resulted primarily from higher freight and shipping due to higher tonnage shipped, higher fuel prices, overtime and temporary labor resources and maintenance expenses. We recorded an adjustment of $1.1 million in the first fiscal quarter of 2005 to reserve for specialized equipment operating lease obligations related to a parts fabrication contract that was terminated early by a customer.

Selling expenses for the first quarter of fiscal 2005 increased 59.5% to $13.4 million (3.7% of revenues), from $8.4 million (3.5% of revenues) for the same period in fiscal 2004. The increase resulted from higher incentive accruals and employee benefits due to record sales levels.

General and administrative expenses for the first quarter of fiscal 2005 increased 48.5% to $14.4 million (4.0% of revenues), from $9.7 million (4.1% of revenues) for the same period in fiscal 2004. The increase resulted from higher compensation expense, professional services expense, general insurance and computer purchases, offset by increased income attributable to our corporate-owned life insurance programs. The fiscal 2004 period includes a gain on sale of surplus real estate of $1.1 million.

Net Interest Expense. Net interest expense was $13.1 million during the first quarter of fiscal 2005 and $12.6 million during the same period in fiscal 2004.  Such amounts include interest related to our long-term debt and borrowings against the cash surrender value of corporate-owned life insurance policies we maintain, and the amortization of debt issue costs.

Interest expense and amortization of debt issue costs related to our outstanding indebtedness (excluding interest on borrowings against the cash surrender value of our corporate-owned life insurance policies) totaled $7.7 million for the first quarter of fiscal 2005 and fiscal 2004. Our average outstanding indebtedness, excluding borrowings against the cash surrender value of our corporate-owned life insurance policies, during the first quarter of fiscal 2005 was $359.1 million, compared to $358.0 million for the same period in fiscal 2004. The weighted average interest rate on our indebtedness was 8.01% during the first quarter of fiscal 2005 versus 8.06% during the same period in fiscal 2004.

Interest expense associated with borrowings against the cash surrender value of corporate-owned life insurance policies we maintain was $5.4 million during the first quarter of fiscal 2005, compared to $4.9 million for the same period in fiscal 2004.

The interest rates on our existing senior secured notes and on the borrowings under the corporate-owned life insurance policies are fixed at 9.75% and 11.76%, respectively.  The interest rate on our credit facility is floating (3.81% as of June 30, 2004).

Income Taxes. Income tax expense for the first quarter of fiscal 2005 and 2004 included provisions for state franchise and foreign income taxes.  Federal tax provisions for the first three months of fiscal 2005 were $2,313,000, and for the first three months of fiscal 2004, federal tax provisions were offset by recognition of tax benefits associated with our loss carryforwards. While no federal income taxes were paid in the first three months of fiscal 2005 due to the Company’s net operating loss carryforwards, we will utilize our remaining loss carryforwards and start making federal income tax payments later in fiscal 2005 if current profitability levels continue through the remainder of the fiscal year.

Liquidity and Capital Resources

Working capital increased to $196.8 million at June 30, 2004 from $139.5 million at March 31, 2004. The increase was attributable to an increase in inventories of $41.2 million and an increase in net accounts receivable of $32.7 million, partially offset by an increase in accounts payable and accrued liabilities. During the first three months of fiscal 2005, our primary source of cash consisted of borrowings under our credit facility, which increased by $45.7 million from $53.5 million at March 31, 2004 to $99.2 million at June 30, 2004.  Our primary uses of cash included funding operating actvities, $42.4 million, and capital expenditures, $7.2 million.

Cash used in operating activities was $42.4 million in the first three months of fiscal 2005, compared to $23.1 million in the same period of fiscal 2004. The change was primarily attributable to the increase in inventory to support sales growth and to higher prices for metal products. Additionally, increased sales resulted in higher accounts receivable.

For fiscal 2005, we have planned approximately $20.8 million of capital expenditures to be financed from internally generated funds and borrowings under our credit facility. Approximately $12.8 million is for facility improvements and expansions, $6.5 million is for routine replacement of machinery and equipment, and $1.5 million is for further additions and enhancements to our management information systems. Planned capital expenditures in fiscal 2005 include commitments of $9.5 million that consist of a consolidation project in our Cleveland, Ohio facilities, relocation to a replacement facility in Houston, Texas, a new facility in Birmingham, Alabama and an expanded facility in Wrightsville, Pennsylvania. During the first three months of fiscal 2005, we spent $7.2 million for planned capital expenditures.

As of June 30, 2004, we were in compliance with all covenants under our credit facility. However, based on our current expectations for the remainder of fiscal 2005, our capital expenditures will exceed the covenant limitations on capital expenditures. We have received a consent agreement from our bank syndicate to cover planned expenditures exceeding the covenant limitations on capital expenditures for fiscal 2005.

As of June 30, 2004, our primary sources of liquidity were available borrowings of $95.2 million under our credit facility, available borrowings of approximately $15.2 million against certain life insurance policies we maintain and internally generated funds.  Borrowings under our credit facility are secured by domestic inventory and accounts receivable. The availability of borrowings under our credit facility is determined by the prevailing levels of those assets.  Our 9 3/4% senior secured notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property, plant and equipment.  The life insurance policy loans are secured by the cash surrender value of the policies, are non-recourse, and bear interest at a rate 0.5% greater than the dividend income rate on the policies.  For the first three months of fiscal 2005, dividend income earned under the policies totaled $4.8 million, compared to $3.6 million for the same period in fiscal year 2004 and is reported as an offset to general and administrative expenses in the accompanying statements of operations. As of June 30, 2004, there was approximately $40.3 million of cash surrender value in all life insurance policies we maintain, net of borrowings.

In addition, our Canadian subsidiary has available its own credit facilities of up to CAD$9.0 million, including a revolving credit facility of CAD$5.5 million, a term financial instruments facility of CAD$3.0 million to be used for hedging foreign currency and rate fluctuations, and a special credit facility of CAD$0.5 million for letters of guaranty in connection with a lease for our facility in Toronto. As of June 30, 2004, CAD$2.1 million (USD$1.6 million) was outstanding under the revolving credit facility and a letter of guaranty for CAD$0.5 million (USD$0.4 million) was issued.  None of the term financial instruments facility was used as of June 30, 2004.

Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our credit facility, interest payments on our senior secured notes, dividend payments to Holding in connection with the required repurchase of its capital stock from departing stockholders pursuant to Holding’s Stockholders’ Agreement and our stock bonus plan, capital expenditures and principal and interest payments on our industrial revenue bonds.  As of June 30, 2004, principal payments required by our outstanding industrial revenue bond indebtedness amounted to $1.6 million in fiscal year 2005, $1.2 million in fiscal year 2006, $0.7 million in fiscal years 2007, 2008 and 2009 and $0.7 million in the aggregate thereafter through fiscal year 2011. Our credit facility will mature in April 2006 and we will not be required to make any principal payments on our senior secured notes until their maturity in fiscal year 2013.

Excluding the changes in borrowings under our credit facility, our commitments and contractual obligations as of June 30, 2004 did not materially change from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004.

The following table summarizes our contractual cash obligations as of June 30, 2004. Certain of these contractual obligations are reflected on our balance sheet, while others are disclosed as future obligations.

	Payments Due By Period
Contractual Obligations	Total	Remainder of Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter

Total debt	$354,891	$3,176	$1,215	$98,345	$715	$715	$250,725
Capital lease obligations	—	—	—	—	—	—	—
Operating leases (a)	95,257	13,535	14,374	10,370	7,350	5,718	43,910
Purchase obligations	—	—	—	—	—	—	—
Other long-term liabilities (b)	7,728	175	900	925	950	675	4,103
Total	$457,876	$16,886	$16,489	$109,640	$9,015	$7,108	$298,738

(a)                                  Excludes sublease income of $7,792, $543, $816, $828, $840, $845 and $3,920 for the above periods, respectively.

(b)                                 Includes estimated annual payments based on prior years trended amounts for postretirement benefits and estimated annual payments of $700 over each of the next three years and a total of $700 thereafter to meet ERISA minimum pension funding requirements beginning in fiscal 2004. A payment of $700 was made in the first quarter of fiscal 2005.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated operating cash requirements, including debt service payments on our credit facility and 9 3/4% senior secured notes prior to their scheduled maturities in fiscal years 2007 and 2013, respectively; however, we anticipate that it will be necessary to replace or to refinance all or a portion of our credit facility and the senior secured notes prior to their respective maturities, although there can be no assurance on what terms, if any, we would be able to obtain such refinancing or additional financing. We will need to replace or extend our credit facility in early fiscal 2006. Our ability to make interest payments on our credit facility and the senior secured notes will be dependent on maintaining the level of performance reflected in the last twelve months, which will be dependent on a number of factors, many of which are beyond our control, and the continued availability of revolving credit borrowings.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Position and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates and judgments under different assumptions and conditions.  Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory reserves, pension and other postretirement benefits, insurance reserves, incentive compensation, contingencies and income tax accounting.  These critical accounting policies, which are fully discussed in our Annual Report on Form 10-K for the year ended March 31, 2004, have been consistently applied to the consolidated condensed financial statements included herein. There have been no material changes made to the critical accounting policies during the periods presented in the accompanying consolidated condensed financial statements.

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

At June 30, 2004 and March 31, 2004, no such financial instruments existed.  Our exposure to changing interest rates is limited to our revolving credit facility such that our results of operations and cash flows during the first three months of fiscal 2005 would have been impacted by approximately $1.0 million for each 1% increase or decrease in the applicable interest rate.

Since late calendar 2003, metal producers have significantly increased prices and have imposed significant material surcharges. In addition, there has been a very tight supply of metal in 2004. Raw material price increases have translated into higher prices for the Company’s products and as the Company utilizes existing metal inventories, it has resulted in higher gross profit dollars and margins. We expect raw material prices for our products to continue at the current pricing levels. Although we have generally been successful in passing the increased costs and surcharges on to our customers, it is possible that we may not be able to obtain all the material required by our customers or pass the increased material costs fully to our customers due to the competitive nature of our business. Changing metal prices could adversely affect our net sales, gross profit and net income.

Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar.  Changes in the exchange rate of the Canadian dollar have not and are not expected to have a material impact on our results of operations and cash flows.  We estimate that a 10% change in the average exchange rate of the Canadian dollar during the first three months of fiscal 2005 would have impacted our results of operations by approximately $0.2 million.

Item 4.  CONTROLS AND PROCEDURES

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

Notwithstanding the foregoing, the Company has engaged an independent contractor to review its systems of disclosure controls and procedures, including internal control over financial reporting, in preparation for management’s assessment and the independent auditor’s attestation regarding the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Such review is ongoing and the work of the contractor is being reviewed and monitored by the Audit Committee of our Board of Directors. In addition, the Company has engaged an independent contractor to review its information security policies, standards, and vulnerability assessment. Upon completion of the initial phase, the independent contractor will conduct semi-annual reviews.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

The agreements providing for the financial restructuring were terminated on July 29, 2004. We are considering changes to the proposed transaction that will achieve the objectives of the original restructuring transaction, while meeting the concerns expressed by the DOL.  Holding intends to review any proposed transaction with the DOL in advance under their compliance assistance program to ensure compliance with the terms of the consent order and applicable law.  There can be no assurance that a revised transaction will be agreed upon, approved by the Holding stockholders and consummated.

On April 22, 2002, we were sued by Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, alleging that we had conspired with other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor, which resulted in unspecified damages.  EMJ and the other defendants filed motions for summary judgment, and on June 15, 2004, the federal District Court for the Western District of Oklahoma entered an order granting the motions for summary judgment of each of the defendants including EMJ and dismissed the case.  The plaintiff filed notice of appeal on July 13, 2004.

Item 5.  OTHER INFORMATION

On January 14, 2004, the Company announced that it had reached an agreement with Holding’s principal security holdings providing for a restructuring of the combined capital structure.  The financial restructuring was to be effected pursuant to an Agreement and Plan of Merger and Reorganization dated as of December 18, 2003 (the “Merger Agreement”), among the Company, Holding and EMJ Metals LLC, a newly-formed wholly-owned subsidiary as well as, an Exchange Agreement dated as of December 18, 2003 (the “Exchange Agreement”), among the Company, Holding and Kelso Investment Associates IV, L.P. and certain of its affiliates (“Kelso”).  Among its provisions, the Merger

Agreement provides, that the Company or Holding may terminate the Merger Agreement if the merger shall not have been consummated by May 31, 2004.  Similarly, the Exchange Agreement provides that the Exchange Agreement shall terminate upon the earlier to occur of (a) the effective date of the closing of the transactions contemplated by the Merger Agreement and (b) termination of the Merger Agreement.  The parties to the Merger Agreement executed Termination of Merger Agreement and Exchange Agreement dated as of July 30, 2004, terminating the Merger Agreement and the Exchange Agreement.  Notwithstanding such termination, representatives of Holding’s Special Committee, Kelso, the Company and the Company’s Benefits Committee are continuing to evaluate an alternative transaction similar to the merger and other strategic alternatives.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.18

Consent to Increase Capital Expenditures, dated June 30, 2004, by and among Earle M. Jorgensen Holding Company, Inc., EMJ, the banks and other financial institutions signatory thereto and Deutsche Bank Trust Company Americas, as Agent.

10.25	Termination of Merger Agreement and Exchange Agreement, dated July 29, 2004, by and among Earle M. Jorgensen Company, Earle M. Jorgensen Holding Company, Inc. and EMJ Metals, LLC.
31.1	Certification of Financial Reports by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Financial Reports by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Financial Reports by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

We furnished a report on Form 8-K on August 4, 2004, under Item 12 announcing our results of operations and financial position as of and for the three month period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY

/s/ Maurice S. Nelson, Jr.
Date: August 13, 2004	Maurice S. Nelson, Jr.
President, Chief Executive Officer and Chief Operating Officer

/s/ William S. Johnson
Date: August 13, 2004	William S. Johnson
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)