Form 10-Q
period 2004-09-29
JORGENSEN EARLE M CO /DE/
filed 2004-11-12
CIK 54003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-7537

EARLE M. JORGENSEN COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-0886610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10650 Alameda Street, Lynwood, California	90262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:   (323) 567-1122

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

Outstanding common stock, par value $.01 per share, at October 31, 2004 - 128 shares

EARLE M. JORGENSEN COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(dollars in thousands, except share data)

	September 29, 2004	March 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,557	$15,528
Accounts receivable, less allowance for doubtful accounts of $1,208 and $601 at September 29, 2004 and March 31, 2004, respectively	179,860	133,092
Inventories	285,844	225,248
Other current assets	8,550	7,655

Total current assets	485,811	381,523

Property, plant and equipment, net of accumulated depreciation of $82,651 and $76,868 at September 29, 2004 and March 31, 2004, respectively	121,182	112,190
Cash surrender value of life insurance policies	46,155	34,689
Debt issue costs, net of accumulated amortization	6,249	6,909
Other assets	1,771	1,169

Total assets	$661,168	$536,480

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$178,438	$162,648
Accrued employee compensation and related taxes	15,895	19,207
Accrued employee benefits	14,520	12,744
Accrued interest	28,073	17,352
Other accrued liabilities	19,325	8,616
Deferred income taxes	17,517	17,517
Current portion of long-term debt	3,888	3,976

Total current liabilities	277,656	242,060

Long-term debt	345,537	305,762
Deferred income taxes	17,869	17,869
Other long-term liabilities	8,458	8,148
Commitments and contingencies
Stockholder’s equity (deficit):
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized; 128 shares issued and outstanding	—	—
Capital in excess of par value	29,380	29,503
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	410	(73)
Additional minimum pension liability	(2,625)	(2,625)
Accumulated deficit	(15,517)	(64,164)

Total stockholders’ equity (deficit)	11,648	(37,359)

Total liabilities and stockholder’s equity (deficit)	$661,168	$536,480

See accompanying notes

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(dollars in thousands)

	Three Months Ended		Six Months Ended
	September 29, 2004	September 29, 2003	September 29, 2004	September 29, 2003
	(unaudited)		(unaudited)
Revenues	$389,270	$231,216	$750,906	$469,516
Cost of sales	278,728	166,976	534,803	338,414

Gross profit	110,542	64,240	216,103	131,102
Expenses:
Warehouse and delivery	38,015	32,302	76,088	64,826
Selling	11,920	8,215	25,310	16,632
General and administrative	12,914	9,732	27,346	19,412

Total expenses	62,849	50,249	128,744	100,870

Income from operations	47,693	13,991	87,359	30,232
Interest expense, net	13,321	12,583	26,433	25,210

Income before income taxes	34,372	1,408	60,926	5,022
Income tax expense	7,682	158	12,279	977

Net income	$26,690	$1,250	$48,647	$4,045

See accompanying notes

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	September 29, 2004	September 29, 2003
	(unaudited)
Operating Activities:
Net income	$48,647	$4,045
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,737	5,645
Amortization of debt issue costs	660	661
Accrued postretirement benefits	401	375
Gain on sale of property, plant and equipment	(17)	(1,165)
Provision for bad debts	1,354	1,250
Increase in cash surrender value of life insurance over premiums paid	(10,406)	(10,606)
Changes in operating assets and liabilities:
Accounts receivable	(48,122)	(8,542)
Inventories	(60,596)	(10,016)
Other current assets	(602)	918
Accounts payable and accrued liabilities and expenses	35,684	7,383
Non-trade receivable	—	(1,323)
Other	(468)	(566)

Net cash used in operating activities	(27,728)	(11,941)

Investing Activities:
Additions to property, plant and equipment	(14,668)	(4,293)
Proceeds from the sale of property, plant and equipment	9	1,351
Premiums paid on life insurance policies	(1,184)	(1,198)
Proceeds from redemption of life insurance policies	124	1,340

Net cash used in investing activities	(15,719)	(2,800)

Financing Activities:
Net borrowings under revolving loan agreements	41,087	9,554
Other debt payments, net	(1,400)	(1,400)
Cash dividend to Parent	(123)	(71)

Net cash provided by financing activities	39,564	8,083

Effect of exchange rate changes on cash	(88)	17

Net decrease in cash and cash equivalents	(3,971)	(6,641)
Cash and cash equivalents at beginning of period	15,528	20,030

Cash and cash equivalents at the end of the period	$11,557	$13,389

See accompanying notes

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

SEPTEMBER 29, 2004

1.	Basis of Presentation and Consolidation

Earle M. Jorgensen Company (the “Company”) became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (the “Parent” or “Holding”) as the result of a series of business combinations and mergers effective April 1, 1990.

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries: Earle M. Jorgensen (Canada) Inc. and Stainless Insurance Ltd., a captive insurance subsidiary. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at September 29, 2004 and the consolidated results of operations and cash flows for the three months and six months ended September 29, 2004 and September 29, 2003. The consolidated results of operations for the three and six months ended September 29, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	September 29, 2004	September 29, 2003	September 29, 2004	September 29, 2003
Net earnings	$26,690,000	$1,250,000	$48,647,000	$4,045,000
Foreign currency translation adjustment	618,000	(105,000)	483,000	1,443,000

Comprehensive income	$27,308,000	$1,145,000	$49,130,000	$5,488,000

3.	Income from Redemption of Life Insurance Policies

Included in general and administrative expense is income from redemption of company owned life insurance policies of none, $2,419,000, $318,000 and $3,524,000 for the three months and six months ended September 29, 2004 and September 29, 2003, respectively.

4.	Stock-Based Compensation

Stock options granted to directors, officers and other key employees of the Company under Holding’s stock option plan adopted in January 1997 are accounted for in accordance with APB No. 25. As all stock option grants are made at fair value on the date of grant, the Company recognizes no compensation cost. Had compensation expense for stock options granted been recorded based on the fair value method under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the effect on the Company’s net income for the three months and six months ended September 29, 2004 and September 29, 2003 would have been as follows:

	Three Months Ended		Six Months Ended
	September 29, 2004	September 29, 2003	September 29, 2004	September 29, 2003
Net income, as reported	$26,690,000	$1,250,000	$48,647,000	$4,045,000
Deduct: total stock-based compensation expense determined using fair value method for all awards, net of tax	(4,000)	(18,000)	(17,000)	(49,000)

Net income, as adjusted	$26,686,000	$1,232,000	$48,630,000	$3,996,000

5.	Benefit Plans

The Company maintains a noncontributory defined benefit pension plan covering substantially all hourly union employees (the “Hourly Plan”). Benefits under the Hourly Plan vest after five years and are determined based on years of service and a benefit rate that is negotiated with each union. The assets of the Hourly Plan for participants are held in trust and consist of bonds, equity securities and insurance contracts. The Company contributes at least the minimum required annually under ERISA. The Company also maintains an unfunded supplemental pension plan, which provides benefits to highly compensated employees; this plan has been frozen to include only existing participants (the “Supplemental Plan”).

Components of net periodic pension cost associated with the Company’s pension plans for the three months and six months ended September 29, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	September 29, 2004	September 29, 2003	September 29, 2004	September 29, 2003
Service cost of benefits earned during the period	$173,000	$131,000	$320,000	$261,000
Interest cost on projected benefit obligation	234,000	200,000	489,000	420,000
Expected return on plan assets	(250,000)	(191,000)	(503,000)	(382,000)
Amortization of prior service cost	47,000	(9,000)	37,000	(19,000)
Recognized net loss	42,000	53,000	50,000	121,000

Net periodic pension cost	$246,000	$184,000	$393,000	$401,000

During fiscal year 2005, a contribution of $700,000 has been made.

The Hourly Plan is 100% invested in the Wells Fargo Asset Allocation Collective Investment Fund (the “Fund”). The Fund seeks long-term total return, consistent with reasonable risk, by shifting investments among stocks and U.S. Treasury long-term bonds using a quantitative asset allocation strategy. The Fund invests in common stocks that comprise the S&P 500 Index and bonds that comprise the Lehman Brothers 20+ Treasury Bond Index. The Fund will remain near its strategic allocation of 60% stocks and 40% bonds the majority of the time to maximize the probability of achieving its long-term risk and return objectives.

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

Components of the net periodic pension cost associated with the Company’s Postretirement Plan for the three months and six months ended September 29, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	September 29, 2004	September 29, 2003	September 29, 2004	September 29, 2003
Service cost of benefits earned during the period	$88,000	$93,000	$165,000	$167,000
Interest cost on projected benefit obligation	75,000	91,000	147,000	158,000
Recognized net loss	50,000	3,000	89,000	50,000

Net periodic pension cost	$213,000	$187,000	$401,000	$375,000

6.	Subsequent Events

On December 13, 2003, the Company, Holding and EMJ Metals, LLC, a newly formed wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which Holding was to be merged with and into EMJ Metals, LLC. Also on December 13, 2003, the Company, Holding and Kelso Investment Associates IV, L.P. (“KIA IV”) and certain of its affiliates (collectively, “Kelso”), entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which KIA IV was to exchange all of the outstanding Holding notes and any right pursuant to a warrant agreement executed by Holding entitling KIA IV to purchase shares of the common stock of Holding. On July 30, 2004, the Company, Holding and EMJ Metals, LLC, executed a Termination of Merger Agreement and Exchange Agreement, terminating the Merger Agreement and the Exchange Agreement. Notwithstanding such termination, representatives of Holding’s special committee, Kelso, the Company and the benefits committee have continued to work on an alternative transaction to restructure the combined capital structure of Holding and the Company and are negotiating a financial restructuring transaction. The proposed transaction would be consummated concurrently with an initial public offering of the Company’s common stock and would involve a merger between Holding and EMJ Metals, LLC, with EMJ Metals, LLC surviving the merger, and an exchange of Holding’s indebtedness, common stock and preferred stock for a combination of cash and/or common stock of the Company. The net proceeds of the initial public offering would be allocated to the payment of the cash consideration for the Holding series A preferred stock, Holding series B preferred stock and Holding notes upon consummation of the financial restructuring as follows: (1) all issued and outstanding shares of Holding’s common stock would be converted into shares of the Company’s common stock and (2) all issued and outstanding shares of Holding’s series A preferred stock and series B preferred stock would be converted into a combination of cash and shares of the Company’s common stock. The financial restructuring also contemplates that KIA IV would exchange all of the Holding notes for a combination of cash and shares of the Company’s common stock and any right pursuant to a warrant agreement executed by Holding entitling KIA IV to purchase shares of the common stock of Holding held by it for shares of the Company’s common stock.

On September 27, 2004, the Company’s board of directors authorized the issuance and sale of its common stock in an initial public offering in connection with the proposed financial restructuring. On October 1, 2004, the Company filed its Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with its initial public offering.

In connection with the financial restructuring, the Company and the benefits committee have submitted a proposal to the Department of Labor (“DOL”) for the amendment of the consent order and release that was entered into by the Company, Holding and the Company’s stock bonus plan on January 31, 2003, to change the methodology used in preparing annual valuations for the stock bonus plan. In connection with the change in valuation methodology, the Company has also determined to make a special contribution of additional shares of Holding common stock to the stock bonus plan with respect to the shares of Holding common stock contributed to the stock bonus plan from 1994 through 2000.

The consummation of the financial restructuring and the initial public offering would be subject to various conditions, including the (1) amendment of the DOL consent order and release, (2) the approval of the financial restructuring by the holders of (a) Holding’s common stock and series B preferred stock voting together as a class, (b) Holding’s common stock and series B preferred stock voting together as a class, excluding the shares of such stock owned by Kelso or certain partners of Kelso, (c) Holding’s series A preferred stock voting separately as a class and (d) Holding’s series A preferred stock voting separately as a class, excluding the shares of such stock owned by Kelso or certain partners of Kelso and (3) the consent of the lenders under the Company’s credit facility. The consummation of the financial restructuring and the initial public offering would be conditioned upon one another. There is no assurance that the proposed financial restructuring will be entered into by the applicable parties, or, if entered into, will be approved by the requisite vote of Holding’s stockholders, that the initial public offering will be completed successfully or that the other conditions to completion of the transaction will be satisfied.

7.	Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN No. 46-R”). FIN 46-R provides the principles to consider in determining when variable interest entities must be consolidated in the financial statements of the primary beneficiary. In general, a variable interest entity used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46-R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. This statement did not have an effect on the accompanying consolidated financial statements as of and for the period ended September 29, 2004.

8.	Income Taxes

Income tax expense for the first six months of fiscal 2005 and 2004 included provisions for state franchise and foreign income taxes. The federal tax rate for the first six months of fiscal 2005 was 14%, and was lower than the U.S. federal statutory tax rate primarily due to the recognition of tax benefits associated with the utilization of loss carryforwards. The federal tax provision for the first six months of fiscal 2004 was offset by the recognition of tax benefits associated with loss carryforwards. The Company paid federal income taxes of $1,000,000 in the first six months of fiscal 2005. Income tax expense has been provided for the three and six months ended September 29, 2004 based on the Company’s estimated effective income tax rate for fiscal 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Report on Form 10-Q includes both historical and forward-looking statements that reflect our current expectations and projections about future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, fluctuation in metals pricing, the cyclical nature of the metals service center industry and the industries we serve, fluctuations due to seasonal businesses of our customers, the dependability of our information management systems and our automated inventory system, our ability to meet our debt obligations and our ability to consummate the proposed financial restructuring and initial public offering. See “Risk Factors” in our Registration Statement on Form S-1 filed on October 1, 2004 with the Securities and Exchange Commission for a description of these and other risks, uncertainties and factors.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Report on Form 10-Q.

Overview

We are a leading distributor of metal bar and tubular products used in North American manufacturing processes and have been in business for over 80 years. The metals service center industry is affected by market demand and metals supply. The most advantageous business conditions for the leading metals service centers in North America that have strong supply relationships with metals producers occur when domestic demand is strong and worldwide supply is limited. After many quarters of weak industrial economic conditions in the United States, the metals service center industry began to experience growth in sales volume and increases in prices during the last calendar quarter of 2003. This growth, which has continued throughout 2004, has been due to growing demand for metal products in North America and emerging countries, led by China. This significant increase in demand has changed the balance of supply and demand for metal products, which has correspondingly increased prices and reduced the supply of certain metals. Another factor currently affecting metal prices and availability in North America is favorable exchange rates that are helping end-users that export their finished products and hurting the supply of traditionally less expensive foreign raw material coming to North America.

We believe that the metals service center industry will continue to increase its role as a valuable intermediary between primary metals producers and end-users, principally as a result of (1) the metals producers’ efforts to increase sales to larger volume purchasers in order to increase production efficiency and (2) increased demand by end-users for value-added services and small order quantities in order to reduce their costs and capital expenditures associated with the production process. We also believe that customer demand will continue to be strong and that the availability of certain steel products will remain tight in the near future. While the tight supply of steel could disrupt our ability to meet our customers’ material requirements, we believe that our extensive inventory of core products, excellent customer service, excellent supplier relationships, broad network of facilities, proprietary technology, automated warehouse system and experienced management team have differentiated, and will continue to differentiate, us in the marketplace.

During the last several years, we have focused our management efforts on automating and reconfiguring our facilities to increase workflow, enhancing our information management systems to improve customer service, and streamlining our management structure, reducing headcount and decreasing corporate overhead to reduce costs. We believe our results reflect these improvements and the increased demand for our metal products. For example:

•	during fiscal 2004 and the first six months of fiscal 2005, we handled approximately 7,900 and 8,200 sales transactions per business day, respectively, at an average sale price of approximately $520 and $730 per transaction, respectively;

•	our tonnage shipped during the first six months of fiscal 2005 was 27.9% higher compared to the first six months of fiscal 2004;

•	in the first six months of fiscal 2005, tons shipped from our facilities per employee, based on the average number of employees during the period, increased approximately 28% to 234 compared to the first six months of fiscal 2004;

•	in the first six months of fiscal 2005 our EBITDA (as defined and discussed in footnote 1 under the heading “Statement of Operations and Other Data” below) per employee, based on the average number of employees in the period, increased 159% to $56,421 from the first six months of fiscal 2004; and

•	our operating margin for the first six months of fiscal 2005 and fiscal 2004 was 11.6% and 6.4%, respectively.

We serve over 35,000 customers throughout North America that do business in a wide variety of industries. No customer represented more than 2% of our revenues during the three months and six moths ended September 29, 2004. The following table provides the percentage of tonnage we sold to domestic customers in the largest industries we serve for the three and six months ended September 29, 2004 and September 29, 2003. Prior year comparisons may have changed due to customer reclassifications in certain industries as reported.

	Three Months Ended		Six Months Ended
	September 29, 2004	September 29, 2003	September 29, 2004	September 29, 2003
Machine Tools	29.4%	27.7%	29.1%	27.2%
Industrial Equipment	7.8	8.4	7.9	8.1
Transportation	7.1	8.4	7.0	8.4
Metal Service Centers & Wholesale Trade	6.4	6.1	6.4	6.1
Fabricated Metal	6.2	5.6	6.2	5.7
Fluid Power	5.8	5.8	6.0	5.9
Screw Machine Products	5.5	4.7	5.4	4.8
Construction/Agriculture Equipment	5.1	4.5	5.3	4.9
Oil, Energy & Gas	4.3	6.3	4.4	6.3
Power Transmission Equipment	3.6	3.5	3.7	3.7
All Other Industries	18.8	19.0	18.6	18.9

Total	100%	100%	100%	100%

On October 1, 2004, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with our proposed initial public offering of our common stock. We are negotiating the terms of a financial restructuring transaction with our parent, Holding, and an amended consent order with the Department of Labor that are conditions to the public offering. We expect to use the net proceeds of the public offering to pay the cash portion of the consideration paid to the holders of Holding’s indebtedness and preferred stock in the financial restructuring transaction. See note 6 of our Financial Statements in Item 1 of Part I of this Report on Form 10-Q for a description of the financial restructuring transaction and the amended consent order.

Statement of Operations and Other Data

The following table sets forth selected operating results, including as a percentage of revenues, and other data for the periods indicated:

(dollars in thousands)	Three Months Ended				Six Months Ended
(unaudited)	September 29, 2004%		September 29, 2003%		September 29, 2004%		September 29, 2003%
Statement of Operations Data:
Revenues	$389,270	100.0%	$231,216	100.0%	$750,906	100.0%	$469,516	100.0%
Gross Profit	110,542	28.4	64,240	27.8	216,103	28.8	131,102	27.9
Operating expenses	62,849	16.1	50,249	21.7	128,744	17.1	100,870	21.5
Income from operations	47,693	12.3	13,991	6.1	87,359	11.6	30,232	6.4
Net interest expense	13,321	3.4	12,583	5.4	26,433	3.5	25,210	5.4
Net income	26,690	6.9	1,250	0.5	48,647	6.5	4,045	0.9

(dollars in thousands)	Three Months Ended		Six Months Ended
(unaudited)	September 29, 2004	September 29, 2003	September 29, 2004	September 29, 2003
Other Data:
EBITDA(1)	$50,579	$16,836	$93,096	$35,877
Capital expenditures	7,489	2,394	14,668	4,293
Net cash flows provided by (used in) operating activities	14,664	11,132	(27,728)	(11,941)
Net cash flows used in investing activities	(8,206)	(1,725)	(15,719)	(2,800)
Net cash flows (used in) provided by financing activities	(5,589)	(10,029)	39,564	8,083

(1)	“EBITDA” represents net income before net interest expense, provision for income taxes and depreciation and amortization. Consistent with Item 10(e) of Regulation S-K promulgated under the Securities Act of 1933, as amended, our EBITDA has not been adjusted to exclude any other non-cash charges or liabilities, such as LIFO adjustments of $13,030, none, $24,405 and none and accruals for postretirement benefits aggregating $213, $188, $401 and $375 for the three months and six months ended September 29, 2004 and September 29, 2003, respectively. We believe EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of company performance in our industry. Our management believes that EBITDA is useful in evaluating our operating performance between periods and compared to that of our competitors because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary between periods and for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a significant component when measuring our performance in connection with determining incentive compensation. EBITDA is not a recognized measure of operating income, financial performance or liquidity under U.S. generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and assessing financial performance. Therefore, while providing useful information, our EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with U.S. generally accepted accounting principles and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. A reconciliation of net income to EBITDA for each of the respective periods indicated is as follows:

(dollars in thousands)	Three Months Ended		Six Months Ended
(unaudited)	September 29, 2004	September 29, 2003	September 29, 2004	September 29, 2003
Reconciliation of EBITDA:
Net income	$26,690	$1,250	$48,647	$4,045
Depreciation and amortization	2,886	2,845	5,737	5,645
Net interest expense	13,321	12,583	26,433	25,210
Provision for income taxes	7,682	158	12,279	977

EBITDA	$50,579	$16,836	$93,096	$35,877

Results of Operations - Three Months Ended September 29, 2004 Compared to Three Months Ended September 29, 2003

Revenues. Revenues for the second quarter of fiscal 2005 increased 68.4% to $389.3 million, from $231.2 million for the same period in fiscal 2004, reflecting a 28.2% increase in tonnage shipped and a 40.0% increase in average selling prices when compared to the second quarter of fiscal 2004. Revenues from our domestic operations increased 68.5% to $365.0 million in the second quarter of fiscal 2005, from $216.6 million for the same period in fiscal 2004. The increase was due to stronger demand for products sold to customers in certain industries we serve, including machine tools, screw machine products and fabricated metal. Revenues from our Canadian operations increased 66.4% to $24.3 million in the second quarter of fiscal 2005, from $14.6 million in the same period in fiscal 2004, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and overall stronger economic conditions. The growth we experienced in the second quarter reflected exceptionally strong industry conditions in that, historically, the second quarter is seasonally slow due to customers’ summer shutdowns.

Gross Profit. Gross profit for the second quarter of fiscal 2005 increased 72.1% to $110.5 million, from $64.2 million for the same period in fiscal 2004, while gross margins were 28.4% and 27.8%, respectively. Our gross profit and gross margins increased due to improved customer demand and market conditions. Limited supplies of many of the products we sell allowed us to pass through increased pricing to our customers before we received higher cost metal products in our inventory. Our increased cost of metals resulted in a charge to cost of sales to record results on a last in first out basis (LIFO) of $13.0 million in the second quarter of fiscal 2005, compared to no LIFO adjustment in the same period in fiscal 2004. Gross profit and gross margin from our domestic operations were $103.8 million and 28.4%, respectively, during the second quarter of fiscal 2005, compared to $60.6 million and 28.0%, respectively, for the same period in fiscal 2004. Gross profit and gross margin from our Canadian operations were $6.7 million and 27.6%, respectively, during the second quarter of fiscal 2005, compared to $3.6 million and 24.7%, respectively, for the same period in fiscal 2004.

Expenses. Total operating expenses for the second quarter of fiscal 2005 increased 25.3% to $62.9 million, from $50.2 million for the same period in fiscal 2004. As a percentage of revenues, operating expenses were 16.2% in the second quarter of fiscal 2005, compared to 21.7% for the same period in fiscal 2004. The increase in operating expenses generally reflects the changes in variable expenses impacted by higher tonnage shipped, rising prices for fuel and shipping, higher compensation and benefit costs and costs associated with the relocation and improvement of certain facilities. These higher expenses were partially offset by benefits realized from ongoing cost reduction efforts and improved productivity. Fiscal 2004 second quarter expenses were partially offset by income attributable to our company-owned life insurance programs.

Warehouse and delivery expenses for the second quarter of fiscal 2005 increased 17.6% to $38.0 million, from $32.3 million for the same period in fiscal 2004. As a percentage of revenues, warehouse delivery expenses were 9.8% in the second quarter of fiscal 2005, compared to 14.0% for the same period in fiscal 2004. The increase in these expenses resulted primarily from higher freight and shipping due to higher tonnage shipped, higher fuel prices and shipping rates, overtime and temporary labor resources.

Selling expenses for the second quarter of fiscal 2005 increased 45.1% to $11.9 million, from $8.2 million for the same period in fiscal 2004, and decreased as a percentage of revenues to 3.1% in the second quarter of fiscal 2005 from 3.5% in the second quarter of fiscal 2004. The increase in selling expenses resulted from higher incentive accruals for sales personnel due to record sales levels.

General and administrative expenses for the second quarter of fiscal 2005 increased 33.0% to $12.9 million, from $9.7 million for the same period in fiscal 2004. These expenses were 3.3% of revenues in the first quarter of fiscal 2005 and 4.2% of revenues in the same period in fiscal 2004. The increase in these expenses resulted from higher compensation and costs associated with the relocation and improvement of certain facilities associated with consolidation projects.

Net Interest Expense. Net interest expense was $13.3 million during the second quarter of fiscal 2005 and $12.6 million during the same period in fiscal 2004. These amounts include interest related to our long-term debt and borrowings against the cash surrender value of company owned life insurance policies we maintain, and the amortization of debt issue costs ($0.3 million in the second quarter of fiscal 2005 and $0.3 million in the second quarter of fiscal 2004).

During the second quarter of fiscal 2005, the average outstanding indebtedness (excluding borrowings against the cash surrender value of our company owned life insurance policies) was $379.1 million versus $362.4 million during the same period in fiscal 2004. The weighted-average interest rate on such indebtedness was 7.8% versus 7.9% during the same period in fiscal 2004. The average borrowings under our domestic credit facility in the second quarter of fiscal 2005 increased to $123.7 million from $105.3 million in the same period of fiscal 2004, and the average interest rate on such borrowings was 4.30% and 3.96%, respectively. The increase in average borrowings reflected the increased demand and pricing for the products we sell.

The outstanding borrowings against the cash surrender value of our company owned life insurance policies were $182.3 million at September 29, 2004 and $163.6 million at September 29, 2003, and the total interest expense on these borrowings increased to $5.4 million during the second quarter of fiscal 2005, compared to $4.9 million for the same period in fiscal 2004. These increases resulted primarily from additional borrowings of $17.7 million against the increased cash surrender value of our company owned life insurance policies in the second quarter of fiscal 2005 to pay annual premiums on the policies and to pay interest on previous borrowings, as described under “—Liquidity and Capital Resources” below.

Income Taxes. Income tax expense for the second quarter of fiscal 2005 and 2004 included provisions for state franchise and foreign income taxes. The federal tax rate for the second quarter of fiscal 2005 was 18%, and was lower than the U.S. federal statutory tax rate primarily due to the recognition of tax benefits associated with the utilization of loss carryforwards. The federal tax provision for the second quarter of fiscal 2004 was offset by the recognition of tax benefits associated with our loss carryforwards. Income tax expense has been provided for the three months ended September 29, 2004 based on our estimated effective income tax rate for fiscal 2005.

Results of Operations - Six Months Ended September 29, 2004 Compared to Six Months Ended September 29, 2003

Revenues. Revenues for the first six months of fiscal 2005 increased 59.9% to $750.9 million, from $469.5 million for the same period in fiscal 2004, reflecting a 27.9% increase in tonnage shipped and a 29.9% increase in average selling prices when compared to the first six months of fiscal 2004. Revenues from our domestic operations increased 60.1% to $703.3 million in the first six months of fiscal 2005, from $439.2 million for the same period in fiscal 2004. The increase was due to stronger demand for products sold to customers in certain industries we serve, including machine tools, screw machine products and fabricated metal. Revenues from our Canadian operations increased 56.6% to $47.6 million in the first six months of fiscal 2005, from $30.4 million in the same period in fiscal 2004, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and overall stronger economic conditions.

Gross Profit. Gross profit for the first six months of fiscal 2005 increased 64.8% to $216.1 million, from $131.1 million for the same period in fiscal 2004, while gross margins were 28.8% and 27.9%, respectively. Our gross profit and gross margins increased due to improved customer demand and market conditions. Limited supplies of many of the products we sell allowed us to pass through increased pricing to our customers before we received higher cost metal products in our inventory. Our increased cost of metals resulted in a charge to cost of sales to record results on a last in first out basis (LIFO) of $24.4 million in the first six months of fiscal 2005, compared to no LIFO adjustment in the same period in fiscal 2004. Gross profit and gross margin from our domestic operations were $202.7 million and 28.8%, respectively, during the first six months of fiscal 2005, compared to $123.8 million and 28.2%, respectively, for the same period in fiscal 2004. Gross profit and gross margin from our Canadian operations were $13.4 million and 28.2%, respectively, during the first six months of fiscal 2005, compared to $7.3 million and 24.0%, respectively, for the same period in fiscal 2004.

Expenses. Total operating expenses for the first six months of fiscal 2005 increased 27.6% to $128.7 million, from $100.9 million for the same period in fiscal 2004. As a percentage of revenues, operating expenses were 17.1% in the first six months of fiscal 2005, compared to 21.5% for the same period in fiscal 2004. The increase in operating expenses generally reflects the changes in variable expenses impacted by higher tonnage shipped, rising prices for fuel and shipping, higher compensation and benefit costs, and an increase in professional services. These higher expenses were partially offset by benefits realized from ongoing cost reduction efforts and improved productivity.

Warehouse and delivery expenses for the first six months of fiscal 2005 increased 17.4% to $76.1 million, from $64.8 million for the same period in fiscal 2004. As a percentage of revenues, warehouse delivery expenses were 10.1% in the first six months of fiscal 2005, compared to 13.8% for the same period in fiscal 2004. The increase in these expenses resulted primarily from higher freight and shipping due to higher tonnage shipped, higher fuel and shipping prices, overtime and temporary labor resources and maintenance expenses. We recorded an adjustment of $1.1 million in the first six months of 2005 to reserve for specialized equipment operating lease obligations related to a parts fabrication contract that was terminated early by the customer.

Selling expenses for the first six months of fiscal 2005 increased 52.4% to $25.3 million, from $16.6 million for the same period in fiscal 2004, and decreased as a percentage of revenues to 3.4% in the first six months of fiscal 2005 from 3.5% in the same period in fiscal 2004. The increase in selling expenses resulted from higher incentive accruals for sales personnel due to record sales levels.

General and administrative expenses for the first six months of fiscal 2005 increased 40.7% to $27.3 million, from $19.4 million for the same period in fiscal 2004. These expenses were 3.6% of revenues in the first six months of fiscal 2005 and 4.1% of revenues in the same period in fiscal 2004. The increase in these expenses resulted from higher compensation expense, professional services expense and costs associated with costs associated with the relocation and improvement of certain facilities. The increase in professional services expense was primarily attributable to accounting, legal and financial advisory fees in connection with the financial restructuring as initially proposed. Expenses for the first six months of fiscal 2004 were partially offset by a gain on sale of surplus real estate of $1.1 million.

Net Interest Expense. Net interest expense was $26.4 million during the first six months of fiscal 2005 and $25.2 million during the same period in fiscal 2004. These amounts include interest related to our long-term debt and borrowings against the cash surrender value of company owned life insurance policies we maintain, and the amortization of debt issue costs ($0.7 million in the first six months of fiscal 2005 and fiscal 2004).

During the first six months of fiscal 2005, the average outstanding indebtedness (excluding borrowings against the cash surrender value of our company owned life insurance policies) was $369.1 million versus $360.2 million during the same period in fiscal 2004. The weighted-average interest rate on such indebtedness was 7.9% versus 8.0% during the same period in fiscal 2004. The average borrowings under our domestic credit facility in the first six months of fiscal 2005 increased to $113.4 million from $102.9 million in the same period of fiscal 2004, and the average interest rate was 4.2% for the first six months of fiscal 2005 compared to 4.1% in same period in fiscal 2004. The increase in average borrowings reflected the increased demand and pricing for the products we sell.

The outstanding borrowings against the cash surrender value of our company owned life insurance policies were $182.3 million at September 29, 2004 and $163.6 million at September 29, 2003, and the total interest expense on these borrowings increased to $10.8 million during the first six months of fiscal 2005, compared to $9.8 million for the same period in fiscal 2004. These increases resulted primarily from additional borrowings of $17.7 million against the increased cash surrender value of our company owned life insurance policies in the first six months of fiscal 2005 to pay annual premiums on the policies and to pay interest on previous borrowings, as described under “—Liquidity and Capital Resources” below.

Income Taxes. Income tax expense for the first six months of fiscal 2005 and 2004 included provisions for state franchise and foreign income taxes. The federal tax rate for the first six months of fiscal 2005 was 14%, and was lower than the U.S. federal statutory tax rate primarily due to the recognition of tax benefits associated with the utilization of loss carryforwards. The federal tax provision for the first six months of fiscal 2004 was offset by the recognition of tax benefits associated with loss carryforwards. Income tax expense has been provided for the six months ended September 29, 2004 based on our estimated effective income tax rate for fiscal 2005.

Liquidity and Capital Resources

Working Capital. Working capital increased to $208.2 million at September 29, 2004, from $139.5 million at March 31, 2004. The increase was attributable to an increase in inventories of $60.6 million, or 26.9%, due to higher prices for metal products, increased tonnage and changes in inventory mix and an increase in net accounts receivable of $46.8 million, or 35.2%, due to the rapid growth of sales, partially offset by an increase in accounts payable and accrued liabilities. During the first six months of fiscal 2005, our primary source of cash consisted of borrowings under our credit facilities, which increased by $41.1 million to $94.6 million at September 29, 2004 from $53.5 million at March 31, 2004. Our primary uses of cash in the first six months of fiscal 2005 included $27.7 million to fund operating activities, compared to $11.9 million in the same period of fiscal 2004, and $14.7 million for capital expenditures, compared to $4.3 million in the same period of fiscal 2004. The increase in cash used in operating activities was primarily attributable to the increase in inventory to support sales growth, higher prices for metal products and higher accounts receivable due to increased sales.

Capital Expenditures. For fiscal 2005, we have planned approximately $20.8 million of capital expenditures to be financed from internally generated funds and borrowings under our credit facility. Approximately $12.8 million is for facility improvements and expansions, $6.5 million is for routine replacement of machinery and equipment, and $1.5 million is for further additions and enhancements to our information management systems. Planned capital expenditures in fiscal 2005 include commitments of $10.1 million that consist of a relocation of our facility within Houston, Texas, relocation of our Chattanooga, Tennessee satellite facility to a new facility in Birmingham, Alabama, expansion of a facility in Wrightsville, Pennsylvania and upgrades to the existing automated warehouse system in our Chicago, Illinois facility. With the exception of upgrades to the existing automated warehouse system in our Chicago, Illinois facility, such projects were substantially completed in the first six months of fiscal 2005. For the first six months of fiscal 2005 our capital expenditures totaled $14.7 million.

Sources of Liquidity. As of September 29, 2004, our primary sources of liquidity were available borrowings of $99.2 million under our domestic credit facility, cash and cash equivalents of approximately $11.6 million, available borrowings of approximately $19.8 million against the company owned life insurance policies we maintain and internally generated funds.

Domestic Credit Facility. Our domestic credit facility allows maximum borrowings of the lesser of $200 million, including letters of credit, or an amount equal to 85% of eligible trade receivables plus 55% of eligible inventories. At September 29, 2004, we had $92.0 million of revolving loans and $7.3 million of letters of credit outstanding under our domestic credit facility. Borrowings under our credit facility bear interest at a base rate (generally defined as the greater of Deutsche Bank Trust Company Americas’ prime lending rate or 0.5% over the Federal Funds Rate) plus 1.25% or the adjusted Eurodollar rate plus 2.5%. At September 29, 2004, the bank’s prime lending rate was 4.75% and the Eurodollar rate was 1.81%. Borrowings under our credit facility are secured by our domestic inventory and accounts receivable. Under the credit facility, we are obligated to pay certain fees, including an unused commitment fee of 0.5%, payable monthly in arrears, and letter of credit fees of 2.5% per year of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus other standard fees. The credit facility also contains financial covenants concerning the maintenance of minimum working capital and a fixed charge coverage ratio. The credit facility also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by us and our subsidiaries, dividends and other restricted payments by us and our subsidiaries in respect of capital stock, and certain transactions with affiliates. As of September 29, 2004, we were in compliance with all covenants under our domestic credit facility. However, based on our current expectations for the remainder of fiscal 2005, our capital expenditures will exceed the covenant limitations on capital expenditures. We have received a consent agreement from our bank syndicate to cover planned expenditures exceeding the covenant limitations on capital expenditures for fiscal 2005. Our credit facility will mature in April 2006.

Company Owned Life Insurance Policies. As of September 29, 2004, we had borrowed $182.3 million against the cash surrender value of the life insurance policies that we own. These policies are non-recourse and bear interest at a rate 0.5% greater than the dividend income rate on the policies. As of September 29, 2004, there was approximately $46.2 million of cash surrender value in all life insurance policies we maintain, net of borrowings.

Industrial Revenue Bonds. We have issued industrial revenue bonds in connection with significant facility improvements and construction projects. As of September 29, 2004, our outstanding industrial revenue bond indebtedness amounted to $0.5 million payable in one remaining installment of $0.5 million with interest at 9.0% and $4.3 million payable in annual installments of $0.7 million with interest at 5.25%. As of September 29, 2004, principal payments required by our outstanding industrial revenue bond indebtedness amounted to $0.7 million in the remainder of fiscal 2005, $1.2 million in fiscal 2006, $0.7 million in each of fiscal 2007, 2008 and 2009 and $0.8 million in the aggregate thereafter through fiscal 2010.

Senior Secured Notes. As of September 29, 2004, we had $250.0 million in aggregate principal amount of 9¾% senior secured notes outstanding, with interest payable semi-annually on June 1 and December 1. Our notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property, plant and equipment. We will not be required to make any principal payments on our senior secured notes until their maturity in fiscal 2013. The indenture under which our senior secured notes are issued contains covenants that limit our ability to incur additional debt, pay dividends and make distributions, make certain investments, transfer and sell assets, create certain liens in favor of other entities, engage in sale-leaseback transactions, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets.

Canadian Subsidiary Liquidity. Our Canadian subsidiary has available its own credit facilities of up to C$9.0 million, consisting of a revolving credit facility of C$5.5 million, a term financial instruments facility of C$3.0 million to be used for hedging foreign currency and rate fluctuations, and a special credit facility of C$0.5 million for letters of guarantee in connection with a lease for our facility in Toronto, Ontario. As of September 29, 2004, C$3.4 million ($2.7 million) was outstanding under the revolving credit facility and a letter of guarantee for C$0.5 million ($0.4 million) was issued. There were no amounts outstanding under our term financial instrument as of September 29, 2004.

Future Needs. Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our domestic credit facility, interest payments on our 9¾% senior secured notes, capital expenditures and principal and interest payments on our industrial revenue bonds.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated short-term and long-term operating cash requirements, including debt service payments on our credit facility and 9¾% senior secured notes prior to their scheduled maturities in fiscal 2007 and fiscal 2013, respectively. However, we may need to replace or to refinance all or a portion of our credit facility and the 9¾% senior secured notes prior to their respective maturities. If we are unable to satisfy our debt obligations or to timely refinance or replace our debt, we may need to sell assets, reduce or delay capital investments or raise additional capital to be able to effectively operate our business.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Position and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates and judgments under different assumptions and conditions. Management believes the critical accounting policies and areas that require the most significant estimates, assumptions and judgements to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory reserves, pension and other postretirement benefits, insurance reserves, incentive compensation, contingencies and income tax accounting. Because of the uncertainty inherent in these matters, actual results could differ significantly from the estimates, assumptions and judgments we use in applying these critical accounting policies. These critical accounting policies, which are fully discussed in our Annual Report on Form 10-K for the year ended March 31, 2004, have been consistently applied to the consolidated condensed financial statements included herein.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors caused by changes in commodity prices, interest rates and foreign currency exchange rates. We do not use financial instruments or enter into hedging transactions for speculative or trading purposes with respect to managing these market risks. However, we have used and will continue to evaluate the use of financial instruments to reduce our exposure to higher interest costs during periods of rising interest rates. At September 29, 2004, no such financial instruments existed. Our exposure to changing interest rates is limited to our domestic revolving credit facility such that our results of operations and cash flows during the first six months of fiscal 2005 would have been impacted by approximately $1.0 million for each 1% increase or decrease in the applicable interest rate.

The currency used by our foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, and adjustments resulting from the translation of financial statements are included in accumulated other comprehensive income (loss) within our stockholder’s equity (deficit). Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar. Changes in the exchange rate of the Canadian dollar have not had and are not expected to have a material impact on our results of operations and cash flows. We estimate that a 10% change in the average exchange rate of the Canadian dollar during the first six months of fiscal 2005 would have impacted our results of operations by approximately $0.5 million. We do not expect to hedge our exposure to foreign currency fluctuations in the foreseeable future.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the second quarter of fiscal 2005, an evaluation was carried out by our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed by the Company in the reports filed or furnished by us under the Securities Exchange Act of 1934, as amended, was gathered, analyzed and reported or otherwise made known to them and other members of management, as appropriate, to allow timely decisions regarding required disclosure.

Subject to the disclosure below, there have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2005 identified in the evaluation described above that has materially affected or is reasonably likely to materially affect our internal control over financial reporting

We are working with an independent contractor to review our internal control over financial reporting in preparation for management’s assessment and the independent auditor’s attestation regarding the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Such review is ongoing and the work of the contractor is being reviewed and monitored by the Audit Committee of our Board of Directors. In addition, we have engaged an independent contractor to review our information security policies, standards, and vulnerability assessment.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On March 8, 2002, the United States Department of Labor, or DOL, sued us, Holding, our stock bonus plan and former members of our benefits committee in the federal district court for the Central District of California. The DOL claimed that the valuations of Holding common stock used to make annual contributions to our stock bonus plan in each of the years 1994 through 2000 contained significant errors that resulted in the common stock being overvalued, and that the failure of the members of our benefits committee to detect and correct the errors was a breach of their fiduciary duty under the Employee Retirement Income Security Act (ERISA). As a result of the alleged overvaluations, the DOL contended that the contributions to our stock bonus plan were prohibited transactions under ERISA. We, Holding and members of the benefits committee defended the suit vigorously and ultimately settled the suit via a consent order and release executed with the DOL on January 27, 2003. The key provisions of the agreement are as follows: (1) we have not been required to make any payments to the stock bonus plan under the agreement; (2) we are prohibited from making further common stock contributions to the stock bonus plan; (3) we have continued to obtain annual appraisals of Holding stock using methodology consistent with prior appraisals, and have used that appraised value as the purchase price for repurchases of common stock as we have done in the past and (4) if the annual appraisal of our common stock is less than $4.25 per share, we are required to pay a floor price of $4.25 per share in connection with the repurchase of common stock from departing employees for shares that were originally contributed to the stock bonus plan for the plan years 1994 through 2000. If we are required to pay the floor price in connection with the repurchase of common stock from departing employees, the settlement agreement also allows the DOL to assess a penalty to EMJ equal to 20% of the amount calculated by multiplying the difference between the appraised value and the floor price by the number of shares repurchased at the floor price.

In December 2003, we entered into agreements with Holding, a subsidiary of EMJ and the principal stockholders of Holding that provided for a financial restructuring pursuant to which Holding would become a wholly owned subsidiary of EMJ and the stockholders and noteholders of Holding would receive shares of our common stock based on a fixed exchange ratio. Prior to approval of the transaction, the DOL initiated a review of the procedures followed by our benefits committee in connection with evaluation of the proposed transaction and other strategic alternatives available to Holding and an assessment of whether or not the proposed transaction complied with the terms of the consent order and the legal requirements applicable to the stock bonus plan. At that time, the DOL urged the benefits committee to consider a financial restructuring that would eliminate on a going-forward basis valuation methodology that was agreed upon in the consent order. These discussions with the DOL resulted in delays that, combined with other transactional requirements, precluded the consummation of the financial restructuring on the terms originally proposed.

With regard to the currently proposed financial restructuring that would be consummated in connection with our proposed initial public offering, we have concluded that it is preferable to amend the consent order to change the methodology used in preparing the annual valuations for our plan. In connection with the change in valuation methodology, we have also determined that it is in the best interests of the plan to make a special contribution of additional shares of Holding common stock with respect to the shares of Holding common stock contributed from 1994 through 2000. This contribution (which would be converted into a contribution of our common stock upon consummation of the financial restructuring) would compensate our plan participants for the disadvantage they would experience because the change in methodology would cause a significant decrease in the appraised value of the Holding common stock. We outlined the details of that proposal to representatives of the DOL at a meeting in June 2004 and submitted a written explanation of the proposed amendment to the consent order and related documentation on August 18, 2004. We are engaged in discussions with the DOL with respect to the proposed amended consent order and related documentation. We are not permitted to make the special contribution unless the consent order is amended and such amendment is a condition to consummation of the currently contemplated financial restructuring.

On April 22, 2002, the Company was sued by Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, alleging that the Company had conspired with other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor, which resulted in unspecified damages. EMJ and the other defendants filed motions for summary judgment, and on June 15, 2004, the federal District Court for the Western District of Oklahoma entered an order granting the motions for summary judgment of each of the defendants including EMJ and dismissed the case. The plaintiff filed notice of appeal on July 13, 2004 and the plaintiff and the defendants are in the process of briefing the appeal.

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

(a) On July 30, 2004, our sole stockholder executed and delivered a written consent of sole stockholder. The consent provided for the election of our board of directors, including the reelection of Earl M. Mason to our board of directors pursuant to the rights of the holders of Holding’s Series A 13% Cumulative Preferred Stock.

(b) On September 27, 2004, our sole stockholder executed and delivered a written consent of sole stockholder approving the amendment and restatement of the our certificate of incorporation, among other things increasing our authorized capital to 90,000,000 authorized shares of capital stock (classified as follows: 80,000,000 shares of common stock, and 10,000,000 shares of preferred stock). The amendment and restatement of our certificate of incorporation will not take effect unless and until the proposed financial restructuring and initial public offering are completed.

Item 6.	EXHIBITS

(a)	Exhibits

10.23	Fifth Amendment by Earle M. Jorgensen Holding Company, Inc. to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated as of April 1, 2001) effective as of April 1, 2004.

31.1	Certification of Financial Reports by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Financial Reports by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Financial Reports by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY

/s/ MAURICE S. NELSON, JR.
Date: November 12, 2004	Maurice S. Nelson, Jr. President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

/s/ WILLIAM S. JOHNSON
Date: November 12, 2004	William S. Johnson Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)