Form 10-Q
period 2004-12-31
JORGENSEN EARLE M CO /DE/
filed 2005-02-11
CIK 54003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-7537

EARLE M. JORGENSEN COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-0886610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10650 Alameda Street, Lynwood, California	90262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:    (323) 567-1122

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

Outstanding common stock, par value $.01 per share, at January 31, 2005—128 shares

EARLE M. JORGENSEN COMPANY

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2004	March 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,760	$15,528
Accounts receivable, less allowance for doubtful accounts of $1,868 and $601 at December 31, 2004 and March 31, 2004, respectively	173,871	133,092
Inventories	281,307	225,248
Other current assets	8,976	7,655

Total current assets	469,914	381,523

Property, plant and equipment, net of accumulated depreciation of $89,284 and $97,873 at December 31, 2004 and March 31, 2004, respectively	117,896	112,190
Cash surrender value of life insurance policies	31,820	34,689
Debt issue costs, net of accumulated amortization	5,920	6,909
Other assets	2,501	1,169

Total assets	$628,051	$536,480

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$158,060	$162,648
Accrued employee compensation and related taxes	17,007	19,207
Accrued employee benefits	13,044	12,744
Accrued interest	6,627	17,352
Accrued stock bonus plan special contribution	12,601	—
Other accrued liabilities	16,591	8,616
Deferred income taxes	17,517	17,517
Current portion of long-term debt	2,320	3,976

Total current liabilities	243,767	242,060

Long-term debt	344,428	305,762
Deferred income taxes	17,869	17,869
Other long-term liabilities	13,382	8,148
Commitments and contingencies
Stockholder’s equity (deficit):
Preferred stock, $.01 par value; 200 shares authorized and unissued	—	—
Common stock, $.01 par value; 2,800 shares authorized; 128 shares issued and outstanding	—	—
Capital in excess of par value	21,194	29,503
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	1,268	(73)
Additional minimum pension liability	(2,625)	(2,625)
Accumulated deficit	(11,232)	(64,164)

Total stockholders’ equity (deficit)	8,605	(37,359)

Total liabilities and stockholder’s equity (deficit)	$628,051	$536,480

See accompanying notes

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 1, 2004	December 31, 2004	January 1, 2004
	(unaudited)		(unaudited)
Revenues	$401,683	$248,785	$1,152,589	$718,301
Cost of sales	293,932	179,980	828,735	518,394

Gross profit	107,751	68,805	323,854	199,907
Expenses:
Warehouse and delivery	39,964	33,830	116,052	98,657
Selling	9,662	8,401	34,972	25,031
General and administrative	41,721	11,871	69,067	31,282

Total expenses	91,347	54,102	220,091	154,970

Income from operations	16,404	14,703	103,763	44,937
Interest expense, net	14,101	12,995	40,534	38,205

Income before income taxes	2,303	1,708	63,229	6,732
Income tax (benefit) expense	(1,982)	471	10,297	1,448

Net income	$4,285	$1,237	$52,932	$5,284

See accompanying notes

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended
	December 31, 2004	January 1, 2004
	(unaudited)
Operating Activities:
Net income	$52,932	$5,284
Adjustments to reconcile net income to net cash used in operating activities:
Special contribution to stock bonus plan	17,327	—
Depreciation and amortization	8,780	8,488
Amortization of debt issue costs	989	992
Accrued postretirement benefits	611	563
Gain on sale of property, plant and equipment	(1,452)	(1,194)
Stock-based compensation	1,557	—
Provision for bad debts	2,153	2,338
Increase in cash surrender value of life insurance over
premiums paid	4,016	929
Changes in operating assets and liabilities:
Accounts receivable	(42,932)	(10,568)
Inventories	(56,059)	(13,952)
Other current assets	(1,321)	(904)
Accounts payable and accrued liabilities and expenses	(9,238)	(20,906)
Non-trade receivable	—	(425)
Other	(311)	2,045

Net cash used in operating activities	(22,948)	(27,310)

Investing Activities:
Additions to property, plant and equipment	(19,606)	(6,781)
Proceeds from the sale of property, plant and equipment	6,714	1,388
Premiums paid on life insurance policies	(1,271)	(1,198)
Proceeds from redemption of life insurance policies	124	2,300

Net cash used in investing activities	(14,039)	(4,291)

Financing Activities:
Net borrowings under revolving loan agreements	39,125	25,000
Other debt payments	(2,115)	(1,400)
Cash dividend to Parent	(9,866)	(4,762)

Net cash provided by financing activities	27,144	18,838

Effect of exchange rate changes on cash	75	28

Net decrease in cash and cash equivalents	(9,768)	(12,735)
Cash and cash equivalents at beginning of period	15,528	20,030

Cash and cash equivalents at the end of the period	$5,760	$7,295

See accompanying notes

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

DECEMBER 31, 2004

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

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at December 31, 2004 and the consolidated results of operations and cash flows for the three months and nine months ended December 31, 2004 and January 1, 2004. The consolidated results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 1, 2004	December 31, 2004	January 1, 2004
Net earnings	$4,285,000	$1,237,000	$52,932,000	$5,284,000
Foreign currency translation adjustment	723,000	862,000	1,341,000	2,305,000

Comprehensive income	$5,008,000	$2,099,000	$54,273,000	$7,589,000

3.	Income from Redemption of Life Insurance Policies

Included in general and administrative expense is income from redemption of company owned life insurance policies of none, $835,000, $318,000 and $4,359,000 for the three months and nine months ended December 31, 2004 and January 1, 2004, respectively.

4.	Stock-Based Compensation

During December 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, using the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123. In accordance with SFAS No. 123, the Company estimated the fair value of options using an option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, and the expected life of the options. The Company’s common stock is not currently traded on a national securities exchange or an over-the-counter market, and therefore an effectively zero percent volatility was used. The dividend yield is excluded from the calculation, as it is the Company’s intention to retain all future earnings. All stock options had fully vested prior to the adoption of SFAS No. 123.

Until the adoption of SFAS No. 123 in December 2004, stock options granted to directors, officers and other key employees of the Company under Holding’s stock option plan adopted in January 1997 were accounted for in accordance with APB No. 25. As all stock option grants have been made at fair value on the date of grant, the Company had not recognized any compensation cost. Had compensation expense for stock options granted been recorded based on the fair value method under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the effect on the Company’s net income for the three months and nine months ended January 1, 2004 and December 31, 2004 would have been as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 1, 2004	December 31, 2004	January 1, 2004
Net income, as reported	$4,285,000	$1,237,000	$52,932,000	$5,284,000
Deduct: total stock-based compensation expense determined using fair value method for all awards, net of tax	—	(13,000)	—	(62,000)

Net income, as adjusted	$4,285,000	$1,224,000	$52,932,000	$5,222,000

Subsequent to the adoption of SFAS No. 123, the Company modified, as defined in SFAS No. 123, the terms of its outstanding stock options by adjusting the number of shares that can be purchased pursuant to each option and the exercise price per share to offset the reduction in the appraised value of the Holding common stock resulting from the change in valuation methodology required by the amended consent order for Holding’s stock bonus plan (see Note 6). As a result of this change, options to purchase 1,731,000 shares of Holding common stock at a weighted average exercise price of $5.92 per share were converted into options to purchase 3,053,668 shares of Holding’s common stock at a weighted average exercise price of $3.34 per share. In accordance with FASB 123, modifications made to outstanding options require a stock compensation charge for the difference between the intrinsic value of the outstanding stock options before the modifications and the fair value of the stock options after the modifications, using an option pricing model described above. As a result of the modifications to the outstanding stock options, the Company recorded a stock compensation charge of $1,557,000 during the three months ended December 31, 2004. In connection with the proposed merger and financial restructuring (see Note 7), all of the issued and outstanding options to purchase shares of Holding common stock will be converted into options to purchase an equal number of shares of the Company’s common stock at the same exercise price.

On December 16, 2004, and prior to the modification of the outstanding options, Holding agreed to pay the chief executive officer a cash payment of $3,006,000 (equal to the difference between the appraised value of the Holding common stock as of March 31, 2004 of $13.76 and the exercise price of $5.41 per share) in consideration of the redemption of options to purchase 360,000 shares of Holding common stock held by Mr. Nelson.

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

Components of net periodic pension cost associated with the Company’s pension plans for the three months and nine months ended December 31, 2004 and January 1, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 1, 2004	December 31, 2004	January 1, 2004
Service cost of benefits earned during the period	$172,000	$131,000	492,000	$392,000
Interest cost on projected benefit obligation	244,000	210,000	733,000	630,000
Expected return on plan assets	(250,000)	(191,000)	(753,000)	(573,000)
Amortization of prior service cost	47,000	(9,000)	84,000	(28,000)
Recognized net loss	50,000	60,000	100,000	181,000

Net periodic pension cost	$263,000	$201,000	$656,000	$602,000

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

Components of the net periodic pension cost associated with the Company’s Postretirement Plan for the three months and nine months ended December 31, 2004 and January 1, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 1, 2004	December 31, 2004	January 1, 2004
Service cost of benefits earned during the period	$88,000	$83,000	$253,000	$250,000
Interest cost on projected benefit obligation	74,000	79,000	220,000	238,000
Recognized net loss	49,000	26,000	138,000	75,000

Net periodic pension cost	$211,000	$188,000	$611,000	$563,000

6.	The Department of Labor

In December 2003, the Company entered into a merger agreement and an exchange agreement with Holding, EMJ Metals LLC, a wholly-owned subsidiary of the Company, and the principal stockholders of Holding that provided for a financial restructuring pursuant to which Holding would become a wholly-owned subsidiary of the Company and the stockholders and noteholder of Holding would receive shares of Company common stock based on a fixed exchange ratio. Prior to approval of the transaction, the U.S. Department of Labor (“DOL”) initiated a review of the procedures followed by Holding’s benefits committee in connection with evaluation of the proposed transaction and other strategic alternatives available to Holding and an assessment of whether or not the proposed transaction complied with the terms of the consent order entered on January 29, 2003 and the legal requirements applicable to Holding’s stock bonus plan. The investigation and related discussions with the DOL resulted in delays that, combined with other transactional requirements, precluded the consummation of the financial restructuring on the terms originally proposed. The parties to the merger agreement and exchange agreement executed an agreement terminating the merger agreement and the exchange agreement as of July 30, 2004. Notwithstanding such termination, representatives of Holding’s special committee, Kelso & Company (“Kelso”), the Company and the benefits committee continued to work on an alternative transaction to restructure the combined capital structure of Holding and the Company and negotiate a financial restructuring transaction.

In August 2004, Holding and the benefits committee submitted a proposal to the DOL for the amendment of the consent order to change the methodology used in preparing annual valuations for Holding’s stock bonus plan. In connection with the change in valuation methodology, Holding also determined that it would be in the best interests of the plan to make a special contribution of additional shares of Holding common stock with respect to the shares of Holding common stock held by the plan. This contribution (which would be converted into a contribution of Company common stock upon consummation of the financial restructuring) would offset the adverse effect on plan participants, because the change in methodology would cause a significant decrease in the appraised value of the Holding common stock. This proposal was approved by the DOL on November 17, 2004. On December 16, 2004, the board of directors of Holding approved the amended consent order and the program documents committing to make the special contribution to the stock bonus plan, and on December 17, 2004, the amended consent order was executed by Holding, the benefits committee and the DOL, and on January 3, 2005, the amended consent order was entered by the district court and became effective.

Holding has authorized a special contribution of additional shares of Holding common stock or common stock equivalents to (1) the stock bonus plan, (2) the supplemental stock bonus plan and (3) a cash bonus plan. The special contribution will consist of 1.0817 shares of Holding common stock or its equivalent with respect to each share of Holding common stock held in the stock bonus plan. This amount is equal to (a) the difference between the appraised value as of March 31, 2004 using the old methodology and the appraised value as of March 31, 2004 using the new methodology, divided by (b) the appraised value of March 31, 2004 using the new methodology, adjusted for the dilutive effect of such contribution. After giving effect to the special contribution, the stock bonus plan participants holding Holding common stock will continue to have shares of Holding common stock with the same aggregate value, notwithstanding the change in valuation methodology which otherwise would have had the effect of reducing the aggregate value of their equity interests. As of January 12, 2005, there were 2,454,119 shares of Holding common stock in the stock bonus plan of which 2,275,628 shares of Holding common stock were allocated to the accounts of participants who are still Company employees and are eligible to receive the special contribution in the form of common stock contributed to the plan. The special contribution will consist of up to 2,461,547 shares of Holding common stock or its equivalent and cash bonuses paid through a new cash bonus plan of approximately $1,056,000 in the aggregate to participants who are no longer employed by the Company. The Company charged approximately $17,327,000 in the aggregate to expense with respect to the commitment to make the special contribution in December 2004.

To ensure compliance with the Internal Revenue Code and ERISA requirements, the first contribution will be made after the completion of the plan year ending March 31, 2005. Due to certain Internal Revenue Service rules limiting the amount of contributions that can be made in a single year, the contributions will be made over two years, and affected participants who are no longer employed by the Company will receive the program benefits in cash payments outside the stock bonus plan. Other Internal Revenue Service rules limit contributions that discriminate in favor of highly compensated employees. Holding has adopted an amendment to the stock bonus plan that provides for stock contributions for the plan years ending March 31, 2005 and March 31, 2006. To the extent legally permissible, each participant will receive the special contribution of 1.0817 additional shares of Holding common stock for each share of Holding common stock which remained in their account as of the date of the amended consent order in two contributions. To the extent participants do not receive their full allocation under the stock bonus plan over the two years, the program benefits will be provided under a cash bonus plan or through credits of units under a phantom stock plan called the supplemental stock bonus plan. The program has been designed to ensure that each participant will receive the equivalent value of their allocation of the special contribution determined as of the date of the amended consent order, whether or not they continue to be employed by the Company or continue to be a plan participant.

If the proposed merger and financial restructuring and the proposed public offering described below are consummated, the Company will assume Holding’s obligations under all aspects of the program and the stock contributions will be made in the Company’s common stock.

7.	Merger and Financial Restructuring

The Company, Holding and Kelso have negotiated a merger and financial restructuring transaction (approved by the boards of the Company and Holding on December 16, 2004) to be consummated concurrently with an initial public offering (approved by the Company’s board on September 27, 2004). The transaction will involve a merger between Holding and a wholly-owned subsidiary of the Company pursuant to a merger agreement dated as of December 17, 2004. Pursuant to the merger agreement (1) all issued and outstanding shares of Holding’s common stock will be converted into shares of the Company’s common stock and (2) all issued and outstanding shares of Holding’s 13% Cumulative Preferred Stock, or the series A preferred stock, and Holding’s Variable Rate Cumulative Preferred stock, or the series B preferred stock, will be converted into a combination of cash and shares of the Company’s common stock. In addition, pursuant to an exchange agreement dated as of December 17, 2004, Kelso Investment Associates IV, L.P. (“KIA IV”) will, concurrently with and subject to the completion of the merger, exchange all of the outstanding Series A Variable Rate Notes of Holding, or the Holding notes, for a combination of cash and shares of the Company’s common stock and will exchange all rights pursuant to warrant agreements executed by Holding entitling KIA IV to purchase shares of the common stock of Holding for shares of the Company’s common stock. Each of the Kelso funds will vote all shares of Holding capital stock held by it in favor of the adoption and approval of the merger agreement and the merger. The value of the shares of our common stock for use as merger consideration will be determined by the price at which a share of our common stock is sold in our initial public offering to be consummated concurrently with the merger. The net proceeds of the initial public offering will be allocated to the payment of the cash consideration for the series A preferred stock, series B preferred stock and Holding notes upon consummation of the merger and financial restructuring in accordance with the terms of the merger agreement and the exchange agreement.

The consummation of the merger and financial restructuring is subject to various remaining conditions, including the approval of the merger and financial restructuring by the holders of Holding’s common stock and series B preferred stock voting together as a class (including and excluding shares held by the Kelso funds and other Kelso affiliates) and the holders of the series A preferred stock voting separately as a class (including and excluding shares held by the Kelso funds and other Kelso affiliates). In addition, the consummation of the merger and financial restructuring and the initial public offering are conditioned upon one another. There is no assurance that the proposed merger and financial restructuring will be approved by the requisite vote of Holding’s stockholders, that the initial public offering will be completed successfully or that the other conditions to completion of the transaction will be satisfied.

8.	Contingencies

As soon as practicable after, and conditioned upon consummation of the public offering, the Company has committed to pay a taxable initial public offering bonus to its employees on the closing date who are also participants in the stock bonus plan. The initial public offering bonus plan provides for the payment of a bonus of $7,500,000 in the aggregate to participants and a bonus of $1,000,000 in the aggregate to a certain subset of participants, which will be allocated to each group’s participants in accordance with the plan and based on the number of shares of Holding common stock owned in the stock bonus plan.

The Company’s obligation in regards to the stock contribution discussed in Note 6 above is to contribute up to 2,461,547 shares of the Company’s common stock to the stock bonus plan. The per share price of common stock used in determining the value of the contribution was $7.15 per share. In fiscal 2006 and 2007, when the stock contributions are made, if the market price of the common stock is greater than (less than) the price used for the initial valuation of the contribution, the Company is required to record an additional expense (benefit) for the difference between the then current market price and the initial share price. The Company will adjust its remaining stock contribution obligation on a quarterly basis until the share contribution has been fulfilled.

9.	Related Party Transaction

On December 16, 2004, the Company amended its advisory agreement with Kelso and paid Kelso a fee of $6,250,000 in connection with termination of the Company’s obligation to pay fees to Kelso under the advisory agreement. The obligations of Kelso to provide financial advisory services and of the Company to reimburse expenses of and provide indemnification to Kelso remained in effect.

10.	Income Taxes

Income tax expense for the first nine months of fiscal 2005 includes provisions for state franchise, federal and foreign income taxes, while fiscal 2004 tax expense included provisions for state franchise and foreign income taxes. The federal tax rate for the first nine months of fiscal 2005 was 7.6% of domestic taxable income, and was lower than the U.S. federal statutory tax rate primarily due to the recognition of tax benefits associated with the utilization of loss carryforwards. The Company’s effective tax rate is based on estimated annual taxable income. In the third quarter of fiscal 2005 a tax benefit of $1,982,000 was recorded to adjust the estimated effective annual tax rate to 16.3%, which resulted in a tax liability of $6,814,000 for the first nine months of fiscal 2005. The estimated effective annual tax rate was reduced to account for the transactions described in Notes 4, 6 and 9 above.

11.	Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), Share Based Payment. Statement 123(R), which replaces SFAS Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, which the Company adopted in December 2004. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Nonpublic companies will be required to adopt the new Statement at the beginning of the first annual period beginning after December 15, 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Report on Form 10-Q includes both historical and forward-looking statements that reflect our current expectations and projections about future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors such as the cyclicality of the metals industry and industries that purchase our products, fluctuations in metals prices, general economic conditions, fluctuations due to seasonal businesses of our customers, the dependability of our information management systems and our automated inventory system, competition in the metals service center industry, our ability to satisfy our “on-time or free” delivery guarantee, our ability to meet our debt obligations and refinance our credit facility and our senior notes before maturity and our ability to consummate the proposed financial restructuring and initial public offering. See “Risk Factors” in our Registration Statement on Form S-1 initially filed on October 1, 2004 with the Securities and Exchange Commission, and any amendments thereto, for a description of these and other risks, uncertainties and factors.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Report on Form 10-Q.

Overview

We are a leading distributor of metal bar and tubular products used in North American manufacturing processes and have been in business for over 80 years. We purchase over 25,000 different metal products in large quantities from primary producers, including a broad mix of carbon, alloy and stainless steel and aluminum bar, tubular and plate products. We sell these metal products in smaller quantities to over 35,000 customers spanning various industries, including machine tools, industrial equipment, transportation, fluid power, oil, gas and energy, fabricated metal, and construction and agricultural equipment. We distribute our broad range of metal products and provide our customers value-added metal processing and inventory management services from our distribution network of 35 strategically located service and processing centers in the United States and Canada.

The metals service center industry is affected by market demand and metals supply. The most advantageous business conditions for the leading metals service centers in North America that have strong supply relationships with metals producers occur when domestic demand is strong and worldwide supply is limited. After many quarters of weak industrial economic conditions in the United States, the metals service center industry began to experience growth in sales volume and increases in prices during the last calendar quarter of 2003. This growth, which continued through 2004, has been due to growing demand for metal products in North America and emerging countries, led by China. This significant increase in demand has changed the balance of supply and demand for metal products, which has correspondingly increased prices and reduced the supply of certain metals. Another factor currently affecting metal prices and availability in North America is favorable exchange rates that are helping end-users that export their finished products and hurting the supply of traditionally less expensive foreign raw material coming to North America. We anticipate that in calendar 2005, customer demand will moderate, the supply of metals products will improve and price increases of the products we purchase will moderate and level off. If that occurs, we could possibly experience a decline in EBITDA.

We believe that the metals service center industry will continue to increase its role as a valuable intermediary between primary metals producers and end-users, principally as a result of (1) the metals producers’ efforts to increase sales to larger volume purchasers in order to increase production efficiency and (2) increased demand by end-users for value-added services and small order quantities in order to reduce their costs and capital expenditures associated with the production process. We also believe that customer demand will continue to be strong and that the availability of certain steel and aluminum products will remain tight in the near future. While the tight supply of steel and aluminum could disrupt our ability to meet our customers’ material requirements, we believe that our extensive inventory of core products, excellent customer service, excellent supplier relationships, broad network of facilities, proprietary technology, automated warehouse system and experienced management team have differentiated, and will continue to differentiate, us in the marketplace.

During the last several years, we have focused our management efforts on automating and reconfiguring our facilities to increase workflow, enhancing our information management systems to improve customer service, and streamlining our management structure, reducing headcount and decreasing corporate overhead to reduce costs. We believe our results reflect these improvements and the increased demand for our metal products. For example:

•	during fiscal 2004 and the first nine months of fiscal 2005, we handled approximately 7,900 and 8,100 sales transactions per business day, respectively, at an average sale price of approximately $520 and $750 per transaction, respectively;

•	our tons shipped from stock inventory during the first nine months of fiscal 2005, which constituted 93.4% of our revenues for such period, was 23.1% higher compared to the first nine months of fiscal 2004;

•	in the first nine months of fiscal 2005, tons shipped from stock inventory per employee, based on the average number of employees during the period, increased approximately 21% to 343 compared to the first nine months of fiscal 2004;

•	in the first nine months of fiscal 2005 our EBITDA (as defined and discussed in footnote 1 under the heading “Statement of Operations and Other Data” below) per employee, based on the average number of employees in the period, increased 107.0% to $67,675 from the first nine months of fiscal 2004; and

•	our operating margin for the first nine months of fiscal 2005 and fiscal 2004 was 9.0% and 6.3%, respectively.

We serve over 35,000 customers throughout North America that do business in a wide variety of industries. No customer represented more than 2% of our revenues during the three months and nine months ended December 31, 2004. The following table provides the percentage of tons we sold to domestic customers in the largest industries we serve for the three and nine months ended December 31, 2004 and January 1, 2004. Prior year comparisons may have changed due to customer reclassifications in certain industries as reported.

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 1, 2004	December 31, 2004	January 1, 2004
Machine Tools	29.4%	28.4%	29.1%	27.9%
Industrial Equipment	9.0	8.8	8.8	8.9
Construction/Agriculture Equipment	7.2	7.7	7.3	7.6
Transportation	6.5	7.8	7.2	8.1
Fabricated Metal	6.2	6.5	6.5	6.3
Metal Service Centers & Wholesale Trade	6.1	6.0	6.2	6.1
Screw Machine Products	5.9	5.7	6.1	5.8
Fluid Power	5.3	5.1	5.2	5.0
Power Transmission Equipment	4.1	3.7	3.9	3.8
Oil, Gas & Energy	4.0	4.0	3.7	4.2
All Other Industries	16.3	16.3	16.0	16.3

Total	100.0%	100.0%	100.0%	100.0%

On October 1, 2004, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with our proposed initial public offering of our common stock. The consummation of the initial public offering is contingent on the consummation of a financial restructuring transaction with our parent, Earle M. Jorgensen Company, Inc. (“Holding”), described below. We expect to use the net proceeds of the public offering to pay the cash portion of the consideration paid to the holders of Holding’s indebtedness and preferred stock in the financial restructuring transaction.

On November 17, 2004, we agreed with the U.S. Department of Labor (“DOL”) on the terms of an amendment to the consent order for Holding’s stock bonus plan that provided for a change in the valuation methodology that will be used by the appraisal firm that values the company stock that is held in our stock bonus plan. The amended consent order was entered by the federal district court and became effective on January 3, 2005. In order to offset the effects of the change of the appraisal methodology required by the amended consent order on the shares of Holding common stock held by the stock bonus plan, Holding decided to implement a program to make a special contribution of additional shares of Holding common stock or common stock equivalents to our stock bonus plan, a supplemental stock bonus plan and a cash bonus plan. Holding has committed to make a special contribution of 1.0817 shares of Holding common stock with respect to each share of Holding common stock held by the stock bonus plan as of the date the amended consent order was entered. The special contribution will consist of up to 2,461,547 shares of common stock contributed for plan years ending March 31, 2005 and 2006 and an immediate cash contribution through the cash bonus plan of approximately $1,056,000 in the aggregate to participants who are no longer employed by us. We charged approximately $17,327,000 in the aggregate to expense with respect to the commitment to make the special contribution in December 2004.

On December 17, 2004, we entered into a merger agreement and an exchange agreement with Holding, EMJ Metals, LLC, our wholly-owned subsidiary, and our principle stockholders providing for a merger and financial restructuring that would combine Holding and EMJ into a single company. Pursuant to the merger agreement (a) all issued and outstanding shares of Holding’s common stock will be converted into shares of our common stock, and (b) all issued and outstanding shares of (1) series A preferred stock, and (2) series B preferred stock, will be converted into a combination of cash and shares of our common stock, as set forth therein. The value of the shares of the our common stock for use as merger consideration will be determined by the price at which a share of our common stock is sold in our initial public offering to be consummated concurrently with the merger. Pursuant to the exchange agreement (a) Kelso Investment Associates IV, L.P. (“KIA IV”), will, concurrently with and subject to the completion of the merger, exchange (1) all of the outstanding Holding notes for a combination of cash and shares of our common stock and (2) all of its rights pursuant to two warrants issued to it by Holding entitling KIA IV to purchase shares of the common stock of Holding for our common stock and (b)

each of the Kelso funds will vote all shares of Holding capital stock held by it in favor of the adoption and approval of the merger agreement and the merger.

Our operating expenses for the third quarter of fiscal 2005 included the following general and administrative expenses related to the financial restructuring transaction totaling $28.7 million:

•	a charge consisting of a $17.3 million accrual for the special contribution to Holding’s stock bonus plan that will be funded primarily with contributions of our common stock in our 2006 and 2007 fiscal years to current employees who are in the plan and cash payments of $1.1 million to plan in the fourth quarter of fiscal 2005 to plan participants who are no longer active employees;

•	a charge for a $3.5 million performance bonus paid to our chief executive officer for his performance in calendar 2004 , including his efforts to improve our operating performance and his efforts to implement our proposed financial restructuring and initial public offering;

•	a non-recurring charge for a $6.3 million fee paid to Kelso in connection with terminating our obligation to pay fees to Kelso under our financial advisory agreement with Kelso; and

•	a non-cash charge of $1.6 million in connection with the adoption of SFAS No. 123, Accounting for Stock-Based Compensation, and modification of terms of existing options.

Also during the third quarter of fiscal 2005, the Company sold its redundant Houston and Tulsa facilities for $5.7 million in net proceeds, which generated a gain of $2.2 million. Net income for the third quarter of fiscal 2005 was $4.3 million versus $1.2 million for the same period in fiscal 2004. The fiscal 2005 third quarter financial results include an $18.1 million charge to cost of sales to value inventory on a last in first out basis (LIFO) compared to $0.5 million during the prior year quarter.

With respect to the special contribution of common stock to our stock bonus plan referred to above, our obligation is to contribute up to 2,461,547 shares of common stock to the stock bonus plan. The per share price of common stock used in determining the value of the contribution was $7.15 per share. In fiscal 2006 and 2007, when the stock contributions are made, if the market price of the common stock is greater than (less than) the price used for the initial valuation of the contribution, we are required to record an additional expense (benefit) for the difference between the then current market price and the initial share price. We will adjust our remaining stock contribution obligation on a quarterly basis until the share contribution has been fulfilled.

Statement of Operations and Other Data

The following table sets forth selected operating results, including as a percentage of revenues, and other data for the periods indicated:

	Three Months Ended				Nine Months Ended
	December 31, 2004%		January 1, 2004%		December 31, 2004%		January 1, 2004%
	(dollars in thousands) (unaudited)
Statement of Operations Data:
Revenues	$401,683	100.0%	$248,785	100.0%	$1,152,589	100.0%	$718,301	100.0%
Gross profit	107,751	26.8	68,805	27.7	323,854	28.1	199,907	27.8
Operating expenses	91,347	22.7	54,102	21.7	220,091	19.1	154,970	21.6
Income from operations	16,404	4.1	14,703	5.9	103,763	9.0	44,937	6.3
Net interest expense	14,101	3.5	12,995	5.2	40,534	3.5	38,205	5.3
Net income	4,285	1.1	1,237	0.5	52,932	4.6	5,284	0.7

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 1, 2004	December 31, 2004	January 1, 2004
	(dollars in thousands) (unaudited)
Other Data:
EBITDA(1)	$19,447	$17,546	$112,543	$53,425
Capital expenditures	4,938	2,488	19,606	6,781
Net cash flows provided by (used in) operating activities	4,780	(15,369)	(22,948)	(27,310)
Net cash flows provided by (used in) investing activities	1,680	(1,491)	(14,039)	(4,291)
Net cash flows (used in) provided by financing activities	(12,420)	10,755	27,144	18,838

(1)	“EBITDA” represents net income before net interest expense, provision for income taxes and depreciation and amortization. Consistent with Item 10(e) of Regulation S-K promulgated under the Securities Act of 1933, as amended, our EBITDA has not been adjusted to exclude any other non-cash charges or liabilities, such as LIFO adjustments of $18,100, $500, $42,505 and $500 and accruals for postretirement benefits aggregating $210, $188, $611 and $563 for the three months and nine months ended December 31, 2004 and January 1, 2004, respectively. We believe EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of company performance in our industry. Our management believes that EBITDA is useful in evaluating our operating performance between periods and compared to that of our competitors because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary between periods and for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a significant component when measuring our performance in connection with determining incentive compensation. EBITDA is not a recognized measure of operating income, financial performance or liquidity under U.S. generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and assessing financial performance. Therefore, while providing useful information, our EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with U.S. generally accepted accounting principles and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. A reconciliation of net income to EBITDA for each of the respective periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2004	January 1, 2004	December 31, 2004	January 1, 2004
	(dollars in thousands)
	(unaudited)
Reconciliation of EBITDA:
Net income	$4,285	$1,237	$52,932	$5,284
Depreciation and amortization	3,043	2,843	8,780	8,488
Net interest expense	14,101	12,995	40,534	38,205
Provision for income taxes	(1,982)	471	10,297	1,448

EBITDA	$19,447	$17,546	$112,543	$53,425

Results of Operations—Three Months Ended December 31, 2004 Compared to Three Months Ended January 1, 2004

Revenues. Revenues for the third quarter of fiscal 2005 increased 61.5% to $401.7 million, from $248.8 million for the same period in fiscal 2004, reflecting a 14.1% increase in tons shipped from stock inventory and a 51.1% increase in average selling prices when compared to the third quarter of fiscal 2004. Revenues from our domestic operations increased 60.8% to $372.0 million in the third quarter of fiscal 2005, from $231.4 million for the same period in fiscal 2004. The increase was due to stronger demand for products sold to customers in certain industries we serve, including fluid power, machine tools, metal service centers and wholesale trade and industrial equipment, partially offset by a decline in demand from customers in transportation. Revenues from our Canadian operations increased 70.7% to $29.7 million in the third quarter of fiscal 2005, from $17.4 million in the same period in fiscal 2004, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and overall stronger economic conditions. Revenues for the third quarter were higher than our second quarter, which is a departure from the seasonal slowdown that we have historically experienced in the third quarter. While our tons shipped reflected the seasonal pattern, the higher price of materials that we passed on to customers in higher prices for our products caused revenues to increase over the second quarter of fiscal 2005.

Gross Profit. Gross profit for the third quarter of fiscal 2005 increased 56.7% to $107.8 million, from $68.8 million for the same period in fiscal 2004, while gross margins were 26.8% and 27.7%, respectively. Our gross profit increased due to improved customer demand and market conditions. Our gross margins decreased primarily due to industry wide increases in the cost of metals and slight increase in competitive conditions. Such price increases were reflected in our inventory purchases resulting in a charge of $18.1 million in the third quarter of fiscal 2005 to cost of sales to value inventory on a last in first out basis (LIFO), compared to $0.5 million in the same period in fiscal 2004. Gross profit and gross margin from our domestic operations were $99.7 million and 26.8%, respectively, during the third quarter of fiscal 2005, compared to $64.5 million and 27.9%, respectively, for the same period in fiscal 2004. Gross profit and gross margin from our Canadian operations were $8.1 million and 27.3%, respectively, during the third quarter of fiscal 2005, compared to $4.3 million and 24.7%, respectively, for the same period in fiscal 2004.

Expenses. Total operating expenses for the third quarter of fiscal 2005 increased 68.8% to $91.3 million, from $54.1 million for the same period in fiscal 2004. As a percentage of revenues, operating expenses were 22.7% in the third quarter of fiscal 2005, compared to 21.7% for the same period in fiscal 2004. Operating expenses were impacted in the third quarter of fiscal 2005 by the $17.3 million accrual for the special contribution to our stock bonus plan, the $6.3 million termination fee paid to Kelso in connection with an amendment to our financial advisory agreement with Kelso, the $3.5 million performance bonus paid to our chief executive officer and the non-cash charge of $1.6 million in connection with the adoption of SFAS No. 123 Stock-Based Compensation. Additionally, increases in operating expenses generally reflects the changes in variable expenses impacted by higher tons shipped, rising prices for freight and fuel, higher compensation and benefit costs, higher repair and maintenance costs for building and equipment and costs associated with the relocation and improvement of certain facilities. These higher expenses were partially offset by net gains from the sale of redundant properties in Houston and Tulsa and lower leased equipment expense. Fiscal 2004 third quarter expenses were also partially offset by income attributable to our company-owned life insurance programs.

Warehouse and delivery expenses for the third quarter of fiscal 2005 increased 18.3% to $40.0 million, from $33.8 million for the same period in fiscal 2004. As a percentage of revenues, warehouse delivery expenses were 10.0% in the third quarter of fiscal 2005, compared to 13.6% for the same period in fiscal 2004. The increase in these expenses resulted primarily from higher freight and fuel due to higher tons shipped, higher compensation and benefits costs and higher equipment and building maintenance costs, partially offset by lower leased equipment expense.

Selling expenses for the third quarter of fiscal 2005 increased 15.5% to $9.7 million, from $8.4 million for the same period in fiscal 2004, and decreased as a percentage of revenues to 2.4% in the third quarter of fiscal 2005 from 3.4% in the third quarter of fiscal 2004. The increase in selling expenses resulted from higher incentive accruals for sales personnel due to record sales levels, overtime and vehicle lease expense. Selling incentives have been declining quarterly since the first quarter of fiscal 2005 as the comparable growth levels used to calculate the incentives decrease. For example, selling incentives decreased by 54% from the second quarter of fiscal 2005. Beginning the second quarter of fiscal 2005, selling incentives are based on an inflation-adjusted growth for fiscal 2006 and is expected to return to more traditional levels.

General and administrative expenses for the third quarter of fiscal 2005 increased 250.4% to $41.7 million, from $11.9 million for the same period in fiscal 2004. These expenses were 10.4% of revenues in the third quarter of fiscal 2005 and 4.8% of revenues in the same period in fiscal 2004. General and administrative expenses include the $17.3 million accrual for the special contribution to our stock bonus plan, the $6.3 million termination fee paid to Kelso in connection with an amendment to our advisory agreement with Kelso, the $3.5 million performance bonus paid to our chief executive officer, and the non-cash charge of $1.6 million for the adoption of SFAS No. 123 Stock-Based Compensation. Additionally, increases in general and administrative expenses resulted from higher compensation and costs associated with the relocation and improvement of certain facilities associated with consolidation projects, partially offset by a net gain from the sale of redundant properties. Fiscal 2004 expenses included costs associated with the corporate office move from Brea, California to Lynwood, California and were partially offset by income attributable to our company-owned life insurance programs.

As soon as practicable after, and conditioned upon consummation of the public offering, we have committed to pay a taxable initial public offering bonus of $8.5 million to our employees on the closing date who are also participants in the stock bonus plan. Our expenses for the quarter in which we consummate an initial public offering will be adversely impacted by this charge.

Net Interest Expense. Net interest expense was $14.1 million during the third quarter of fiscal 2005 and $13.0 million during the same period in fiscal 2004. These amounts include interest related to our long-term debt and borrowings against the cash surrender value of company owned life insurance policies we maintain, and the amortization of debt issue costs ($0.3 million in the third quarter of fiscal 2005 and $0.3 million in the third quarter of fiscal 2004).

During the third quarter of fiscal 2005, the average outstanding indebtedness (excluding borrowings against the cash surrender value of our company owned life insurance policies) was $369.7 million versus $363.3 million during the same period in fiscal 2004. The weighted-average interest rate on such indebtedness was 8.0% versus 7.7% during the same period in fiscal 2004. The average borrowings under our domestic credit facility in the third quarter of fiscal 2005 increased to $115.1 million from $107.1 million in the same period of fiscal 2004, and the average interest rate on such borrowings was 5.0% and 4.0%, respectively. The increase in average borrowings reflected the increased demand and pricing for the products we sell, which resulted in significant increases in inventory and accounts receivable.

The outstanding borrowings against the cash surrender value of our company owned life insurance policies were $203.9 million at December 31, 2004 and $183.0 million at January 1, 2004, and the total interest expense on these borrowings increased to $6.0 million during the third quarter of fiscal 2005, compared to $5.2 million for the same period in fiscal 2004. These increases resulted primarily from additional borrowings of $21.6 million against the increased cash surrender value of our company owned life insurance policies in the first nine months of fiscal 2005 to pay annual premiums on the policies and to pay interest on previous borrowings, as described under “Liquidity and Capital Resources” below.

Income Taxes. For the third quarter of fiscal 2005, we realized an income tax benefit of $2.0 million compared to a tax expense of $471,000 for the same period in fiscal 2004. Our tax benefit for the three months ended December 31, 2004 of $2.0 million was due to the reduction in our estimated annual taxable income, and the resultant reduction in our estimated effective tax rate for federal, state, and foreign income taxes. The reduction in our estimated effective annual tax rate required us to record a benefit so that our year to date effective tax rate approximates our estimated effective annual tax rate. The reduction in estimated annual income was primarily due to the $17.3 million accrual for the special contribution to our stock bonus plan; a charge for the $3.5 million performance bonus paid to our chief executive officer; a non-recurring charge for the $6.3 million fee paid to Kelso, in connection with terminating our obligation to pay fees to Kelso under our financial advisory agreement with Kelso; and the non-cash charge of $1.6 million in connection with the adoption of SFAS No.123, Accounting for Stock-Based Compensation.

The tax expense for the third quarter of fiscal 2004 included provisions for state franchise and foreign income taxes only, as our federal tax provisions were offset by recognition of tax benefits associated with our net loss carryforwards.

Results of Operations—Nine Months Ended December 31, 2004 Compared to Nine Months Ended January 1, 2004

Revenues. Revenues for the first nine months of fiscal 2005 increased 60.5% to $1,152.6 million, from $718.3 million for the same period in fiscal 2004, reflecting a 23.1% increase in tons shipped from stock inventory and a 39.2% increase in average selling prices when compared to the first nine months of fiscal 2004. Revenues from our domestic operations increased 60.3% to $1,075.2 million in the first nine months of fiscal 2005, from $670.6 million for the same period in fiscal 2004. The increase was due to stronger demand for products sold to customers in certain industries we serve, including screw machine products, fluid power, machine tools and fabricated metal. Revenues from our Canadian operations increased 62.3% to $77.4 million in the first nine months of fiscal 2005, from $47.7 million in the same period in fiscal 2004, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and overall stronger economic conditions.

Gross Profit. Gross profit for the first nine months of fiscal 2005 increased 62.0% to $323.9 million, from $199.9 million for the same period in fiscal 2004, while gross margins were 28.1% and 27.8%, respectively. Our gross profit and gross margins increased due to improved customer demand and market conditions, primarily in the first six months of fiscal 2005 when limited supplies of many of the products we sell allowed us to pass through increased pricing to our customers before we received higher cost metal products in our inventory. Our increased cost of metals resulted in a charge to cost of sales to record results on a last in first out basis (LIFO) of $42.5 million in the first nine months of fiscal 2005, compared to $0.5 million in the same period in fiscal 2004. Gross profit and gross margin from our domestic operations were $302.4 million and 28.1%, respectively, during the first nine months of fiscal 2005, compared to $188.3 million and 28.1%, respectively, for the same period in fiscal 2004. Gross profit and gross margin from our Canadian operations were $21.5 million and 27.8%, respectively, during the first nine months of fiscal 2005, compared to $11.6 million and 24.3%, respectively, for the same period in fiscal 2004.

Expenses. Total operating expenses for the first nine months of fiscal 2005 increased 42.0% to $220.1 million, from $155.0 million for the same period in fiscal 2004. As a percentage of revenues, operating expenses were 19.1% in the first nine months of fiscal 2005, compared to 21.6% for the same period in fiscal 2004. Operating expenses were impacted in the first nine months of fiscal 2005 the accrual of $17.3 million for the special contribution to our stock bonus plan, the $6.3 million termination fee paid to Kelso in connection with an amendment to our financial advisory agreement with Kelso, the $3.5 million performance bonus paid to our chief executive officer and the non-cash charge of $1.6 million in connection with the adoption of SFAS No. 123 Stock-Based Compensation. Additionally, increases in operating expenses for the first nine months of fiscal 2005 generally reflects the changes in variable expenses impacted by higher tons shipped, rising prices for freight and fuel and higher compensation and benefit costs.

Warehouse and delivery expenses for the first nine months of fiscal 2005 increased 17.6% to $116.1 million, from $98.7 million for the same period in fiscal 2004. As a percentage of revenues, warehouse and delivery expenses were 10.1% in the first nine months of fiscal 2005, compared to 13.7% for the same period in fiscal 2004. The increase in these expenses resulted primarily from higher freight and fuel due to higher tons shipped, higher overtime and temporary labor expense and higher equipment and building maintenance expenses, partially offset by lower leased equipment expense. In addition, we recorded a $1.5 million charge in the first nine months of 2005 to reserve for specialized equipment operating lease obligations related to a parts fabrication contract that was terminated early by the customer.

Selling expenses for the first nine months of fiscal 2005 increased 40.0% to $35.0 million, from $25.0 million for the same period in fiscal 2004, and decreased as a percentage of revenues to 3.0% in the first nine months of fiscal 2005 from 3.5% in the same period in fiscal 2004. The increase in selling expenses resulted from higher incentive accruals for sales personnel due to record sales levels.

General and administrative expenses for the first nine months of fiscal 2005 increased 120.8% to $69.1 million, from $31.3 million for the same period in fiscal 2004. These expenses were 6.0% of revenues in the first nine months of fiscal 2005 and 4.4% of revenues in the same period in fiscal 2004. Operating expenses were impacted in the third quarter of fiscal 2005 by the accrual of $17.3 million for the special contribution to our stock bonus plan of $17.3 million, the $6.3 million termination fee paid to Kelso in connection with an amendment to our financial advisory agreement with Kelso, the $3.5 million performance bonus paid to our chief executive officer and the non-cash charge of $1.6 million in connection with the adoption of SFAS No. 123 Stock Based Compensation. Additionally, increases in these expenses resulted from higher compensation expense, costs associated with the relocation and improvement of certain facilities. Expenses for the first nine months of fiscal 2005 and fiscal 2004 were partially offset by a gain on sale of redundant real estate of $2.2 million and $1.1 million, respectively. Fiscal 2004 expenses were offset by income recognized in connection with our corporate-owned life insurance programs.

Net Interest Expense. Net interest expense was $40.5 million during the first nine months of fiscal 2005 and $38.2 million during the same period in fiscal 2004. These amounts include interest related to our long-term debt and borrowings against the cash surrender value of company owned life insurance policies we maintain, and the amortization of debt issue costs ($1.0 million in the first nine months of fiscal 2005 and fiscal 2004).

During the first nine months of fiscal 2005, the average outstanding indebtedness (excluding borrowings against the cash surrender value of our company owned life insurance policies) was $369.3 million versus $361.2 million during the same period in fiscal 2004. The weighted-average interest rate on such indebtedness was 8.0% versus 7.9% during the same period in fiscal 2004. The average borrowings under our domestic credit facility in the first nine months of fiscal 2005 increased to $114.0 million from $104.3 million in the same period of fiscal 2004, and the average interest rate was 4.5% for the first nine months of fiscal 2005 compared to 4.0% in same period in fiscal 2004. The increase in average borrowings reflected the increased demand and pricing for the products we sell which resulted in significant increases in inventory and accounts receivable.

The outstanding borrowings against the cash surrender value of our company owned life insurance policies were $203.9 million at December 31, 2004 and $183.0 million at January 1, 2004, and the total interest expense on these borrowings increased to $16.7 million during the first nine months of fiscal 2005, compared to $15.1 million for the same period in fiscal 2004. These increases resulted primarily from additional borrowings of $21.6 million against the increased cash surrender value of our company owned life insurance policies in the first nine months of fiscal 2005 to pay annual premiums on the policies and to pay interest on previous borrowings, as described under “Liquidity and Capital Resources” below.

Income Taxes. Income tax expense for the first nine months of fiscal 2005 was $10.3 million compared to $1.4 million for the first nine months of fiscal 2004. Our effective tax rate for fiscal 2005 is estimated at 16.3%, and is based on our estimated annual taxable income tax rate for fiscal year 2005, compared to an effective tax rate of 21.5% in 2004. Income tax expense for fiscal 2005 includes provisions for federal, state franchise, and foreign income taxes and fiscal 2004 tax expense includes provisions for state franchise and foreign income taxes. The reduction in the effective tax rate in fiscal 2005 when compared to fiscal 2004, was due to our Canadian pretax income, which is taxed at a higher tax rate, making up a larger portion of consolidated pretax income in fiscal 2004. The federal tax rate for the first nine months of fiscal 2005 was 7.6% of domestic pretax income, and was lower than the U.S. federal statutory tax rate primarily due to the recognition of tax benefits associated with the utilization of loss carryforwards.

Liquidity and Capital Resources

Working Capital. Working capital increased to $226.1 million at December 31, 2004, from $139.5 million at March 31, 2004. The increase was attributable to an increase in inventories of $98.6 million, or 43.3%, exclusive of our non-cash LIFO charge of $42.5 million in fiscal 2005, due to higher prices for metal products, increased tons and changes in inventory mix and an increase in net accounts receivable of $40.8 million, or 30.6%, due to the rapid growth of sales, partially offset by an increase in accounts payable and accrued liabilities. During the first nine months of fiscal 2005, our primary source of cash consisted of borrowings under our credit facilities, which increased by $39.2 million to $92.7 million at December 31, 2004 from $53.5 million at March 31, 2004. Our primary uses of cash in the first nine months of fiscal 2005 included $22.9 million to fund operating activities, compared to $27.3 million in the same period of fiscal 2004, and $19.6 million for capital expenditures, compared to $6.8 million in the same period of fiscal 2004 when compared to fiscal 2005. The decrease in cash used in operating activities was primarily attributable to higher net income offset by increases in inventory to support sales growth, higher prices for metal products and higher accounts receivable due to increased sales.

Capital Expenditures. For the first nine months of fiscal 2005, our capital expenditures totaled $19.6 million, of which $9.0 million was spent on the relocation of our facility within Houston, Texas, relocation of our Chattanooga, Tennessee satellite facility to a new facility in Birmingham, Alabama, expansion of a facility in Wrightsville, Pennsylvania, $6.0 million on routine replacement of machinery and equipment, $3.7 million on facility improvements and $0.9 million on additions and enhancements to our information systems.

Sources of Liquidity. As of December 31, 2004, our primary sources of liquidity were available borrowings of $99.0 million under our domestic credit facility, cash and cash equivalents of approximately $5.8 million, available borrowings of approximately $3.5 million against the company owned life insurance policies we maintain and internally generated funds.

Domestic Credit Facility. Our domestic credit facility allows maximum borrowings of the lesser of $200 million, including letters of credit, or an amount equal to 85% of eligible trade receivables plus 55% of eligible inventories. At December 31, 2004, we had $91.6 million of revolving loans and $9.4 million of letters of credit outstanding under our domestic credit facility. Borrowings under our credit facility bear interest at a base rate (generally defined as the greater of Deutsche Bank Trust Company Americas’ prime lending rate or 0.5% over the Federal Funds Rate) plus 1.25% or the adjusted Eurodollar rate plus 2.5%. At December 31, 2004, the bank’s prime lending rate was 5.25% and the Eurodollar rate was 2.13%. Borrowings under our credit facility are secured by our domestic inventory and accounts receivable. Under the credit facility, we are obligated to pay certain fees, including an unused commitment fee of 0.5%, payable monthly in arrears, and letter of credit fees of 2.5% per year of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus other standard fees. The credit facility also contains financial covenants concerning the maintenance of minimum working capital and a fixed charge coverage ratio. The credit facility also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by us and our subsidiaries, dividends and other restricted payments by us and our subsidiaries in respect of capital stock, and certain transactions with affiliates. As of December 31, 2004, we were in compliance with all covenants under our domestic credit facility. However, based on our current expectations for the remainder of fiscal 2005, our capital expenditures will exceed the covenant limitations on capital expenditures. We received an amendment and consents from our bank syndicate to cover planned expenditures exceeding the covenant limitations on capital expenditures for fiscal 2005, the merger and financial restructuring, the payment of the termination fee to Kelso, the special contribution to our stock bonus plan, the redemption of stock options from our chief executive officer and the payment of the performance bonus to our chief executive officer. Our credit facility will mature in April 2006. However, we have commenced discussions for the refinancing of our credit facility and expect to complete such a refinancing as early as the fourth quarter of fiscal 2005.

Redemption of Mr. Nelson Stock Options. A cash payment was made to Maurice S. Nelson, Jr., president, chief executive officer for $3,006,000 (equal to the difference between the appraised value of the Holding common stock as of March 31, 2004 of $13.76 and the exercise price of $5.41 per share) in consideration of the redemption of options to purchase 360,000 shares of Holding common stock held by Mr. Nelson.

Company Owned Life Insurance Policies. As of December 31, 2004, we had borrowed $203.9 million against the cash surrender value of the life insurance policies that we own. These policies are non-recourse and bear interest at a rate 0.5% greater than the dividend income rate on the policies. As of December 31, 2004, there was approximately $31.8 million of cash surrender value in all life insurance policies we maintain, net of borrowings.

Industrial Revenue Bonds. We have issued industrial revenue bonds in connection with significant facility improvements and construction projects. As of December 31, 2004, our outstanding industrial revenue bond indebtedness amounted to $0.5 million payable in one remaining installment with interest at 9.0% and $3.6 million payable in annual installments of $0.7 million with interest at 5.25%. As of December 31, 2004, principal payments required by our outstanding industrial revenue bond indebtedness amounted to none for the remainder of fiscal 2005, $1.2 million in fiscal 2006, $0.7 million in each of fiscal 2007, 2008 and 2009 and $0.8 million in the aggregate thereafter through fiscal 2010.

Senior Secured Notes. As of December 31, 2004, we had $250.0 million in aggregate principal amount of 9 ¾% senior secured notes outstanding, with interest payable semi-annually on June 1 and December 1. Our notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property, plant and equipment. We will not be required to make any principal payments on our senior secured notes until their maturity in fiscal 2013. The indenture under which our senior secured notes are issued contains covenants that limit our ability to incur additional debt, pay dividends and make distributions, make certain investments, transfer and sell assets, create certain liens in favor of other entities, engage in sale-leaseback transactions, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets.

Canadian Subsidiary Liquidity. Our Canadian subsidiary has available its own credit facilities of up to C$9.0 million, consisting of a revolving credit facility of C$5.5 million, a term financial instruments facility of C$3.0 million to be used for hedging foreign currency and rate fluctuations, and a special credit facility of C$0.5 million for letters of guarantee in connection with a lease for our facility in Toronto, Ontario. As of December 31, 2004, C$1.3 million ($1.1 million) was outstanding under the revolving credit facility and a letter of guarantee for C$0.5 million ($0.4 million) was issued. There were no amounts outstanding under our term financial instrument as of December 31, 2004.

Future Needs. Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our domestic credit facility, interest payments on our 9 ¾% senior secured notes, capital expenditures and principal and interest payments on our industrial revenue bonds.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated short-term and long-term operating cash requirements, including debt service payments on our credit facility and 9 ¾% senior secured notes prior to their scheduled maturities in fiscal 2007 and fiscal 2013, respectively. However, we are negotiating the refinancing of our domestic credit facility and expect to complete such a refinancing as early as the fourth quarter of fiscal 2005. We may need to refinance all or a portion of the 9 ¾% senior secured notes prior to their maturity. If we are unable to satisfy our debt obligations or to timely refinance or replace our debt, we may need to sell assets, reduce or delay capital investments or raise additional capital to be able to effectively operate our business.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Position and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates and judgments under different assumptions and conditions. Management believes the critical accounting policies and areas that require the most significant estimates, assumptions and judgments to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory reserves, pension and other postretirement benefits, insurance reserves, incentive compensation, contingencies, income tax accounting and accounting for stock options (which is discussed in further detail below). Because of the uncertainty inherent in these matters, actual results could differ significantly from the estimates, assumptions and judgments we use in applying these critical accounting policies. These critical accounting policies, which are fully discussed in our Annual Report on Form 10-K for the year ended March 31, 2004 or Amendment No. 2 to our Registration Statement on Form S-4 filed on December 22, 2004, have been consistently applied to the consolidated condensed financial statements included herein.

Accounting for Stock Options

The financial statements for the reporting periods, prior to April 1, 2004 account for employee stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Financial Accounting Standards Board (FASB) interpretations. Accordingly, compensation cost for employee stock options was measured as the excess, if any, of the estimated market price of Holding common stock at the date of grant over the appraised value, as of the latest valuation date, of the common stock on the date of grants.

During the third quarter ended December 31, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, under the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123. In accordance with SFAS No. 123, we estimated the fair value of options using an option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, and the expected life of the options. Our common stock is not currently traded on a national securities exchange or an over-the-counter market, and therefore an effectively zero percent volatility was used. The dividend yield is excluded from the calculation, as it is our present intention to retain all future earnings. As a result of the adoption of SFAS No. 123, we recorded a non-cash stock compensation charge of $1,557,000 for the modifications, as defined in SFAS No. 123, made to the outstanding options of Holding during the three months ended December 31, 2004.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors caused by changes in commodity prices, interest rates and foreign currency exchange rates. We do not use financial instruments or enter into hedging transactions for speculative or trading purposes with respect to managing these market risks. However, we have used and will continue to evaluate the use of financial instruments to reduce our exposure to higher interest costs during periods of rising interest rates. At December 31, 2004, no such financial instruments existed. Our exposure to changing interest rates is limited to our domestic revolving credit facility such that our results of operations and cash flows during the first nine months of fiscal 2005 would have been impacted by approximately $1.1 million for each 1% increase or decrease in the applicable interest rate.

The currency used by our foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, and adjustments resulting from the translation of financial statements are included in accumulated other comprehensive income (loss) within our stockholder’s equity (deficit). Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar. Changes in the exchange rate of the Canadian dollar have not had and are not expected to have a material impact on our results of operations and cash flows. We estimate that a 10% change in the average exchange rate of the Canadian dollar during the first nine months of fiscal 2005 would have impacted our net income by approximately $0.8 million. We do not expect to hedge our exposure to foreign currency fluctuations in the foreseeable future.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the third quarter of fiscal 2005, an evaluation was carried out by our chief executive officer and our chief financial officer, with the assistance of other members of management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed by the Company in the reports filed or furnished by us under the Securities Exchange Act of 1934 was gathered, analyzed and reported or otherwise made known to them and other members of management, as appropriate, to allow timely decisions regarding required disclosure.

Subject to the disclosure below, there have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2005 identified in the evaluation described above that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Department of Labor—On March 8, 2002, the DOL sued us, Holding, our stock bonus plan and former members of our benefits committee in the federal district court for the Central District of California. The DOL claimed that the valuations of Holding common stock used to make annual contributions to our stock bonus plan in each of the years 1994 through 2000 contained significant errors that resulted in the common stock being overvalued, and that the failure of the members of the benefits committee to detect and correct the errors was a breach of their fiduciary duty under the Employee Retirement Income Security Act (ERISA). As a result of the alleged overvaluations, the DOL contended that the contributions to our stock bonus plan were prohibited transactions under ERISA. We, Holding and members of the benefits committee defended the suit vigorously and ultimately settled the suit via a consent order and release executed with the DOL that was entered by the district court on January 29, 2003. The key provisions of the agreement were as follows: (1) we were not required to make any payments to the stock bonus plan under the agreement; (2) we were prohibited from making further common stock contributions to the stock bonus plan; (3) we were required to continue to obtain annual appraisals of Holding stock using methodology consistent with prior appraisals, and use that appraised value as the purchase price for repurchases of common stock as we have done in the past and (4) if the annual appraisal of our common stock was less than $4.25 per share, we were required to pay a floor price of $4.25 per share in connection with the repurchase of common stock from departing employees for shares that were originally contributed to the stock bonus plan for the plan years 1994 through 2000. If we were required to pay the floor price in connection with the repurchase of common stock from departing employees, the settlement agreement also allowed the DOL to assess a penalty to EMJ equal to 20% of the amount calculated by multiplying the difference between the appraised value and the floor price by the number of shares repurchased at the floor price.

In December 2003, we entered into agreements with Holding, a subsidiary of EMJ and the principal stockholders of Holding that provided for a financial restructuring pursuant to which Holding would become a wholly owned subsidiary of EMJ and the stockholders and noteholder of Holding would receive shares of our common stock based on a fixed exchange ratio. Prior to approval of the transaction, the DOL initiated a review of the procedures followed by the benefits committee in connection with evaluation of the proposed transaction and other strategic alternatives available to Holding and an assessment of whether or not the proposed transaction complied with the terms of the consent order and the legal requirements applicable to the stock bonus plan. At that time, the DOL urged the benefits committee to consider a financial restructuring that would eliminate on a going-forward basis use of the valuation methodology that was agreed upon in the consent order. These discussions with the DOL resulted in delays that, combined with other transactional requirements, precluded the consummation of the financial restructuring on the terms originally proposed.

With regard to the pending merger and financial restructuring, Holding concluded that it would be preferable to amend the consent order to change the methodology used in preparing the annual valuations for our plan. In connection with the change in valuation methodology, Holding also determined that it would be in the best interests of the plan to make a special contribution of additional shares of Holding common stock with respect to the shares of Holding common stock contributed from 1994 through 2000. This contribution (which would be converted into a contribution of our common stock upon consummation of the financial restructuring) would offset the adverse effect on plan participants because the change in methodology would cause a significant decrease in the appraised value of the Holding common stock. We outlined the details of that proposal to representatives of the DOL at a meeting in June 2004 and submitted a written explanation of the proposed amendment to the consent order and related documentation on August 18, 2004.

Various discussions between representatives of the special committee and the benefits committee and the Department of Labor followed and on December 17, 2004, Holding, the benefits committee and the Department of Labor executed an amended consent order. The amended consent order was entered by the district court on January 3, 2005 and became effective at that time. The amended consent order provides that:

•	to the extent that the stock bonus plan is required to obtain appraisals after the date of the amended consent order, the appraisals will be prepared in accordance with generally accepted appraisal principles and the stock bonus plan will no longer be required to use the appraisal methodology that historically had been employed, which as of March 31, 2004 resulted in an appraised value of $13.76 per share of Holding common stock;

•	after the date of the amended consent order, all repurchases of Holding common stock from the stock bonus plan participants who elected to put shares of Holding common stock to Holding or to sell shares of Holding common stock to Holding in connection with diversification of their account will be at an appraised value based on the new methodology, which as of March 31, 2004 resulted in an appraised value of $7.80 per share of Holding common stock;

•	the floor price guaranty was reduced from $4.25 to $2.15 per share to reflect the changes in the appraisal methodology and the effect of the special contribution as described under “-Overview”, and after the date of a reorganization or similar event including the proposed financial restructuring, the floor price guaranty will cease; and

•	upon completion of the merger and financial restructuring and the public offering, the shares of company stock held by the stock bonus plan will no longer be valued by appraisal and the participants will no longer have the right to put shares of company stock to Holding or EMJ.

Champagne Metals—On April 22, 2002, the Company was sued by Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, alleging that the Company had conspired with other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor, which resulted in unspecified damages. EMJ and the other defendants filed motions for summary judgment, and on June 15, 2004, the federal District Court for the Western District of Oklahoma entered an order granting the motions for summary judgment of each of the defendants including EMJ and dismissed the case. Champagne Metals has appealed the judgment. The 10th Circuit Court of Appeals Mandatory Settlement and Procedural Matters Conference occurred on September 17, 2004, without anything substantive taking place. On November 5, 2004, the plaintiff filed and served its Appellant’s Brief on Appeal. Defendants’ Responsive Brief on Appeal was filed on December 22, 2004, and plaintiff filed Appellant’s Reply Brief on January 19, 2005.

Clinton Drive (Houston, TX)—In connection with the sale of a surplus facility in Houston, Texas, an environmental investigation of the site detected benzene in the groundwater at the site that we believe came from previously removed diesel/gasoline underground storage tanks. Based on additional sampling and tests, traces of chlorinated solvents were also detected in the groundwater at the site. In connection with the sale of the property, on December 9, 2004, we entered into an agreement with the buyer that provides for us to do the following:

•	file a voluntary clean-up application with the Texas Commission for Environmental Quality, or TCEQ, that commits us to clean-up the soil and groundwater at the site for the benzene and chlorinated solvents to acceptable levels in accordance with TCEQ requirements;

•	fund an escrow account with $0.5 million to be available to complete required clean-up and subsequent monitoring activities; and

•	indemnify the buyer for pre-existing environmental issues on the site based on applicable TCEQ industrial/commercial standards.

We have accrued $0.5 million for the estimated liability from this issue.

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

(a) On December 16, 2004, the Company’s sole stockholder, Holding, executed two written consents (1) approving the merger agreement and merger, the exchange agreement and the exchange and the issuance of Company common stock as contemplated by the merger agreement and the exchange agreement, and (2) approving the Company’s 2004 Stock Incentive Plan providing for the issuance of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock-based awards and approving the reservation for issuance of shares of the Company’s common stock in an amount equal to 5% of the total number of shares of the Company’s common stock that is outstanding immediately after the consummation of the merger and financial restructuring and the public offering under the stock incentive plan.

Item 6.	EXHIBITS

(a) Exhibits

4.1	Consent to Payment of Advisory Fee to Earle M. Jorgensen Credit Agreement dated December 20, 2004.
10.1	Agreement and Plan of Merger and Reorganization dated as of December 17, 2004, by and among Earle M. Jorgensen Company (the “Company”), Earle M. Jorgensen Holding Company, Inc. (“Holding”), and EMJ Metals LLC. Incorporated by reference to Annex A to the Company’s Amendment No. 2 to Registration Statement on Form S-4, as filed on December 22, 2004 (Registration No. 333-111882) (“Amendment No. 2”).
10.2	Exchange Agreement, dated as of December 17, 2004, by and among the Company, Holding, Kelso Investment Associates, L.P. (“KIA II”), Kelso Equity Partners II, L.P. (“KEP II”), KIA III-Earle M. Jorgensen, L.P. (“KIA III-EMJ”), and Kelso Investment Associates IV, L.P. (“KIA”). Incorporated by reference to Annex B to Amendment No. 2.
10.3	Form of Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Annex C to Amendment No. 2.
10.4	Form of Amended and Restated Bylaws of the Company. Incorporated by reference to Annex D to Amendment No. 2.
10.5	Form of Amended and Restated Second Amendment to Second Amended and Restated Credit Agreement and Consents, dated as of December 14, 2004, by and among the Company, Holding, the banks and other financial institutions signatory thereto and Deutsche Bank Trust Company Americas, as agent. Incorporated by reference to Exhibit 4.17 to Amendment No. 2.
10.6	Earle M. Jorgensen Company 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.27 to Amendment No. 2.
10.7	Form of Incentive Stock Option Agreement under the Earle M. Jorgensen Company 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.28 to Amendment No. 2.
10.8	Form of Non-Qualified Stock Option Agreement under the Earle M. Jorgensen Company 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.29 to Amendment No. 2.
10.9	Form of Restricted Stock Agreement under the Earle M. Jorgensen Company 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.30 to Amendment No. 2.
10.10	Form of Registration Rights Agreement, dated as of , 2005, by and among the Company, Maurice S. Nelson, Jr., KIA, KEP II, KIA III-EMJ and KIA IV. Incorporated by reference to Exhibit 10.31 to Amendment No. 2.
10.11	Nominating Agreement, dated as of , 2005, by and among the Company, KIA, KPII, KIA III-EMJ and KIA IV. Incorporated by reference to Exhibit 10.32 to Amendment No. 2.

10.12	Amendment to Advisory Agreement, dated as of December 17, 2004, by and between the Company and Kelso & Company, L.P. Incorporated by reference to Exhibit 10.33 to Amendment No. 2.
10.13	Sixth Amendment to the Earle M. Jorgensen Company Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of April 1, 2004. Incorporated by reference to Exhibit 10.35 to Amendment No. 2.
10.14	Seventh Amendment to the Earle M. Jorgensen Stock Bonus Plan (as amended and restated effective as of April 1, 2001), effective as of , 2005. Incorporated by reference to 10.36 to Amendment No. 2.
10.15	Supplemental SBP of Earle M. Jorgensen Holding Company, Inc., effective as of March 31, 2006. Incorporated by reference to Exhibit 10.37 to Amendment No. 2.
10.16	Amended Consent Order and Release, dated as of December entered, by and among the Company, Holding, the Earle M. Jorgensen Employee Stock Ownership Plan, the Benefits Committee of Holding’s Board of Directors, and the United States Department of Labor, as entered on January 3, 2005 with the United States District Court for the Central District of California. Incorporated by reference to Exhibit 10.38 to Amendment No. 2.
10.17	Retention Bonus; Transfer Restrictions Letter, dated as of December 17, 2004, by and between the Company and Maurice S. Nelson, Jr. Incorporated by reference to Exhibit 10.39 to Amendment No. 2.
10.18	Amendment to the Earle M. Jorgensen Holding Company, Inc. Option Plan, effective as of December 16, 2004. Incorporated by reference to Exhibit 10.40 to Amendment No. 2.
10.19	Adjustment to Outstanding Stock Option Letter, dated as of December 17, 2004, by and between the Company and Maurice S. Nelson, Jr. Incorporated by reference to Exhibit 10.41 to Amendment No. 2.
10.20	Form of Adjustment to Outstanding Stock Options Letter from the Company to Option Holders of Holding. Incorporated by reference to Exhibit 10.42 to Amendment No. 2.
10.21	Form of Transfer Restriction Agreement. Incorporated by reference to Exhibit 10.43 to Amendment No. 2.
10.22	Form of Disposition of Stock Options Letter from the Company to Option Holders of Holdings. Incorporated by reference to Exhibit 10.44 to Amendment No. 2.
10.23	IPO Cash Bonus Plan, dated as of January 28, 2005.
10.24	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 28, 2005, by and among the Company, Holding and EMJ Metals LLC.
31.1	Certification of Financial Reports by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Financial Reports by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Financial Reports by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY

Date: February 10, 2005	/s/ Maurice S. Nelson, Jr.
Maurice S. Nelson, Jr.
President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: February 10, 2005	/s/ William S. Johnson
William S. Johnson
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)