Form 10-K
period 2005-03-31
JORGENSEN EARLE M CO /DE/
filed 2005-06-29
CIK 54003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7537

EARLE M. JORGENSEN COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-0886610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10650 Alameda, Lynwood, California	90262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (323) 567-1122

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 21, 2005 was $19,050,558.64. The registrant’s common stock was not publicly traded on September 29, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 21, 2005, 48,517,094 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held August 18, 2005 (the “Proxy Statement”) are incorporated by reference into Part III of this report.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated in this Annual Report on Form 10-K by reference include both historical and forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future results. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” “will,” “should,” and similar expressions, we do so to identify forward-looking statements. Such statements are intended to operate as “forward looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

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

•	cyclical changes in market supply and demand for steel; general economic conditions; U.S. or foreign trade policy affecting steel imports or exports; and governmental monetary or fiscal policy in the U.S. and other major international economies;

•	during the recession that began in 2001, key industries we serve experienced decreased demand for their products, adversely affecting our ability to increase or maintain sales; we observed a recovery in the general economy and the industries we serve in the last quarter of fiscal 2004 resulting in a strong increase in sales and our financial results that continued in fiscal 2005 and has continued in the first quarter of fiscal 2006; however, there can be no assurance as to the duration of the recovery;

•	availability and pricing of products we sell are influenced by factors beyond our control, including general economic conditions, bankruptcies or consolidation of primary metal producers, governmental trade restrictions or tariffs on metal products and competition, and may result in volatility in the supply and/or pricing of metal products, our market share and/or gross margins;

•	increased foreign demand, changes in foreign exchange rates, and reduction of some domestic mill capacity have resulted in longer lead times and tightened supply for some of the products we sell;

•	risks and uncertainties involving new processes or new technologies, such as the improvements of our information management system and the expansion and automation of our Chicago facility by installing the Kasto system;

•	our ability to implement customer selling price increases in response to higher metal costs, including surcharges that have recently been added to the costs of certain metals by our suppliers;

•	the occurrence of unanticipated equipment failures and plant outages or incurrence of extraordinary operating expenses;

•	actions by our domestic and foreign competitors, including the addition or reduction of production capacity, or loss of business from one or more of our major customers or end-users;

•	labor unrest, work stoppages and/or strikes involving our own workforce, those of our important suppliers or customers, or those affecting the steel industry in general;

•	the effect of the elements upon our production, upon the production or needs of our important suppliers or customers or upon our achievement of management’s business plans;

ii

•	pending, anticipated private or governmental liability claims or litigation, or the impact of any adverse outcome of any currently pending or future litigation on the adequacy of our reserves, the availability or adequacy of our insurance coverage, our financial well-being or our business and assets;

•	changes in interest rates or other borrowing costs, or the effect of existing loan covenants or restrictions upon the cost or availability of credit to fund operations or take advantage of other business opportunities;

•	foreign currency exchange rates could change, affecting the price we pay for certain metals and the results of our foreign operations;

•	changes in environmental legislation and environmental conditions;

•	as a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain these individuals, our results of operations may decline;

•	we may not be able to consummate future acquisitions, and those acquisitions that we do complete may be difficult to integrate into our business;

•	if existing stockholders sell their shares, the market price of our common stock could be depressed;

•	principal stockholders who own a significant number of our shares may have interests that conflict with yours; and

•	we may discover internal control deficiencies in our decentralized operations or in an acquisition that must be reported in our SEC filings, which may result in a negative reaction that adversely impacts our stock price.

We are also affected by risks, the uncertainties and assumptions that are more fully discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

You should be aware that any forward-looking statement made by us in this Annual Report on Form 10-K, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur.

iii

PART I

Item 1. Business

We were formed on May 3, 1990, when affiliates of Kelso & Companies Inc. acquired control of and combined two leading metals distributors, Earle M. Jorgensen Company (the “Company” or “EMJ”) (founded in 1921) and Kilsby-Roberts Holding Co. (successor to C.A. Roberts Company, founded in 1916). In connection with the combination of these two companies, we became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (“Holding”). On April 20, 2005, EMJ completed its merger and financial restructuring, pursuant to which Holding was merged with and into a wholly-owned subsidiary of EMJ.

We are a leading distributor of metal bar and tubular products used by North American manufacturing companies and have been in business for over 80 years. We purchase over 25,000 different metal products in large quantities from primary producers, including a broad mix of carbon, alloy and stainless steel and aluminum bar, tubular and plate products. We sell these metal products in smaller quantities to over 35,000 customers spanning various industries, including machine tools, industrial equipment, transportation, fluid power, oil, gas and energy, fabricated metal, and construction and agricultural equipment. We distribute our broad range of metal products and provide our customers value-added metal processing and inventory management services from our distribution network of 36 strategically located service and processing centers in the United States and Canada.

Our metal processing services consist of cutting to length, burning, sawing, honing, shearing, grinding, polishing and performing other similar services on most of the metal products we sell, all to customer specifications. As part of our inventory management services, we schedule deliveries in the quantities and at the times required by just-in-time manufacturing processes employed by a growing number of leading manufacturing companies and provide our customers with an on-time product delivery guarantee.

During the past several years, we have focused our management efforts on automating and reconfiguring our facilities to increase workflow, enhancing our information management systems to improve customer service, and streamlining our management structure, reducing headcount, and decreasing corporate overhead to reduce costs. We believe that our efficient operating structure enables us to achieve gross profit per employee levels that are considerably higher than those of our major competitors. From fiscal year 1998 to fiscal year 2005, our average total headcount was reduced by over 27% to 1,672 employees, while average tons shipped from our facilities per employee increased approximately 87% to 461 tons for fiscal year 2005. We have continued to make productivity improvements. At March 31, 2005 our headcount was 1,712.

We operate in one reportable segment—the metals service center industry—through a network of 36 service and processing centers strategically located throughout North America, including four service centers in Canada. For the fiscal year ended March 31, 2005, we generated revenues of $1,608.9 million and reported net income and EBITDA (as defined—see “Item 6. Selected Financial Data”) of $146.4 million.

Industry Overview and Competition

Metals service centers function as key intermediaries between the metals producers that desire to sell large volumes to few customers and the end-users that need specific products in smaller quantities. Primary metals producers, which manufacture and sell large volumes of steel, aluminum and specialty metals in standard sizes and configurations, generally sell only to large end-users and metals service centers that do not require processing of the products and who can order in large quantities and tolerate relatively long lead times. We believe that the role of the primary metals producers will not change in the foreseeable future and that these producers will continue to focus on providing efficient and volume-driven production of a limited number of standardized metal products. The metals distribution industry is fragmented, with approximately 1,300 participants throughout North America in 2004, the largest of which represented less than 4% of estimated industry sales in North America of $85.0 billion in 2004. Based on 2004, data on the North American industry, approximately $40.5 billion, a 42% increase over 2003, of sales were attributable to the 100 largest metals service centers in North America. The industry includes both general-line distributors, like us, that handle a wide range of metal products and specialty distributors that specialize in particular categories of metal products. Most of the companies in the metals distribution industry have a product mix more heavily weighted toward flat products, such as sheet and plate. The bar and tubular products that are our core products tend to be sold in smaller quantities, with shorter lead times and at higher gross margins than flat products, such as sheet and plate. Geographic coverage by metals service centers is influenced by their national, regional and local representation.

We believe that a low-cost position coupled with excellent customer service, including breadth and availability of product offerings, timely and reliable delivery and responsiveness to customer needs, are the critical success factors that differentiate between various service centers. For example, metals end-users are increasingly moving to lean manufacturing models that require metal products to be delivered to them on an as-needed basis. This has increased these end-users’ need for service centers that can meet their delivery requirements by maintaining an extensive inventory of available metal products.

Competitive Strengths

We believe that the following factors contribute to our success in the metals service center industry:

Excellent Product Selection and Service. We are a recognized leader in the metals service center industry, with an excellent reputation for quality and service built over our 80 years of operation. We have an extensive inventory of core products, including one of the most extensive lines of bar and tubular products in North America. Over the last several years, we have further enhanced our reputation by implementing a program for our customers in which we guarantee on-time delivery of our products or they are free. This program, which we believe is unique among our major competitors in North America, has been very successful, with on-time performance of approximately 99% since its inception in 1999. Our broad network of service and processing centers and our proprietary information management systems have been critical to our ability to guarantee our service. Further, we have received numerous quality and service awards from our customers and have consistently demonstrated our commitment to improve our business in order to better satisfy our customers’ needs, including being among the first in our industry to receive ISO 9001:2000 certifications and providing electronic commerce capabilities.

Excellent Supplier Relationships. We believe we are one of the largest purchasers of steel bars and tubing in North America, and one of the leading distribution customers in our core products for each of our major suppliers. These supplier relationships enable us to better meet our customers’ demands for metals during periods of tight supply.

Broad Network of Strategically Located Facilities and Diverse Customer Base. Our 36 service and processing centers are strategically located throughout North America, generally within one day’s delivery time to almost all U.S. manufacturing centers. Our broad service network enables us to provide services to national customers with multiple locations, as well as to smaller single-site customers. We serve more than 35,000 customers across a broad range of industries, with no single customer accounting for more than 2% of our revenues in fiscal 2005. Our ten largest customers represented approximately 10% of our revenues in fiscal 2005, and the average length of these customer relationships was approximately 27 years. During fiscal 2005, we handled approximately 8,300 sales transactions per business day at an average sales price of approximately $770 per transaction.

Focus on Information Management Systems. Through our proprietary information management systems, we track and allocate inventory among all of our locations, maintain high levels of customer service through better order and product reference data and monitor our operating results. We track our entire inventory on a real-time basis through our information management systems, which allows our salespeople and operating employees to have visibility into in-process orders and enables us to meet our on-time delivery guarantee. Our in-house information technology team interacts closely with our sales force and operations personnel.

Warehouse Automation. We completed the installation of an automated inventory storage and retrieval system in our largest facility, which is located in Chicago, in the third quarter of fiscal 2004. This fully operational system, which we refer to as the Kasto system, allows us to streamline order filling and improve employee productivity, resulting in reduced material handling and processing costs and increased order fill rates. For example, warehouse cost per ton at our Chicago facility, which services regional customers and also supplies products to all of our other service centers, has decreased approximately 16.2% from $96.33 in the second quarter of fiscal 2004, the quarter immediately preceding the completion of the automated warehouse system’s installation, to $80.76 in fiscal 2005.

Experienced Management Team. Our senior management team has an average of 30 years of industry experience. Our chief executive officer, Maurice S. Nelson, Jr., has spent over 43 years in the metals industry with us and at Inland Steel Company and Alcoa Inc. Mr. Nelson was named the Service Center Executive of the Year for 2001 by Metal Center News and served as chairman of the Metal Service Center Institute during the 2002-2003 term.

Operating and Growth Strategy

Our primary business goals are to increase market share and to improve operating profits and cash flows. Our operating and growth strategies to accomplish these goals consist of the following elements:

Focus on Core Products. We believe our purchasing volumes for our core bar and tubular products enable us to achieve among the lowest available product acquisition costs for these products among metals service centers in North America. We believe we can grow our market share and increase profitability by continuing to focus our marketing efforts on our core products and capitalizing on our procurement advantage. We intend to leverage our strength in our core products to enable us to establish competitive advantages in our local markets as well as to allow us to successfully compete for larger national programs with customers.

Focus on Timely and Reliable Delivery and Value-Added Services. We believe our guarantee to provide on-time delivery service will continue to differentiate us from our competition and enable us to increase our market share. In addition, we seek to increase our margins and grow our market share by complementing our metal product sales efforts with value-added services, such as inventory management and processing activities, including our special stocking programs and cutting and honing operations.

Expand Satellite Operations. We believe a key aspect of serving our current customers and acquiring new customers is having a physical presence in markets that require our products and services. Accordingly, we have been implementing a strategy to target those geographic areas where we can justify opening a “satellite” location. These locations are managed locally by warehouse and delivery personnel, stock a limited inventory of core products and require minimal initial and maintenance capital expenditures, resulting in a low-cost opportunity to serve select markets. Each satellite operation is supported by inventory, inside salespeople and the general management of one of our larger service centers. During the past two years, we have opened satellite facilities in Orlando, Florida and northern Ontario, Canada and have recently relocated our successful Chattanooga, Tennessee satellite facility to a larger new satellite facility in Birmingham, Alabama. We have four satellite locations approved for completion in fiscal 2006 in Hartford, Connecticut, Lafayette, Louisiana, Quebec City, Canada and Spokane, Washington, which opened in June 2005. We continue to evaluate additional satellite locations.

Maintain Technology Leadership. We have made and will continue to make investments in technology in order to differentiate our capabilities from those of our competitors. We intend to continue to enhance our information management systems by upgrading software and hardware to improve the connectivity, stability and reliability of these systems, which will help us continue to improve customer service. To further improve our productivity and efficiency, we are (1) expanding the warehouse automation system in our Chicago facility and evaluating the implementation of the warehouse automation systems in our other facilities, (2) creating a centralized data warehouse to facilitate greater access to transactional information, (3) developing new electronic commerce tools for customer and vendor interfaces to offer better compatibility with various systems and (4) implementing IP telephony to reduce costs and allow for greater customer service flexibility.

Products and Suppliers

We have designated certain carbon and alloy, stainless and aluminum products as core product offerings under our bar and tubular product lines. We also offer certain plate and other products. Each of our service centers stocks a broad range of shapes and sizes of each of these products, as dictated by market demand, in an effort to be a market leader in all of the core product lines in its geographic area. We process most of the metal products we sell by cutting to length, burning, sawing, honing, shearing, grinding, polishing, and performing similar services on them, all to customer specifications. These processing services save our customers time, labor and expense, which helps them better manage their manufacturing costs. As part of our inventory management services, we schedule deliveries in the quantities and at the times required by just-in-time manufacturing processes employed by a growing number of leading manufacturing companies and provide our customers with an on-time product delivery guarantee. Our inventory management services also include special stocking programs and management of inventory levels for items specified by customers based on their forecasts.

Carbon steel bar products (hot-rolled and cold-finished) and carbon plate and sheet are used in a wide range of products and applications, including construction equipment, agricultural equipment, automotive and truck manufacturing and oil exploration. Stainless steel bar and plate are used widely in the chemical, petrochemical, oil refining and biomedical industries where resistance to corrosion is important. Aluminum bar and plate are frequently used in aircraft and aerospace applications where weight is a factor. Different tubular products are appropriate for particular uses based on different characteristics of the tubular materials, including strength, weight, resistance to corrosion and cost. Carbon steel tubing and pipe are used in general manufacturing. Alloy tubing is used frequently in the manufacturing of oil field equipment and farm equipment. Stainless steel tubing and pipe are used in applications requiring a high resistance to corrosion, such as food processing. Aluminum tubing and pipe are used in applications that put a premium on light weight, such as aerospace manufacturing.

The percentage of revenues generated from sales of material by product group for the fiscal years ended March 31, 2003, 2004 and 2005 is as follows.

	Year Ended March 31,
	2003	2004	2005
Bars:
Carbon and Alloy	37.4%	37.4%	40.7%
Stainless	11.3	11.7	11.0
Aluminum	7.9	8.1	7.0
Brass	1.0	1.4	1.4

Total	57.6	58.6	60.1

Tubing:
Carbon and Alloy	24.6	23.6	23.2
Stainless	2.9	2.8	2.2
Aluminum	3.2	2.7	2.1

Total	30.7	29.1	27.5

Plate:
Carbon and Alloy	3.5	3.2	3.6
Stainless	1.3	1.2	1.0
Aluminum	2.4	2.0	2.1

Total	7.2	6.4	6.7

Other	4.5	5.9	5.7

	100.0%	100.0%	100.0%

The majority of our procurement activities are conducted by a centralized merchandising office in our Chicago facility. Specialists in major product lines make the majority of inventory purchases on behalf of our service centers. This merchandising group develops and evaluates the working relationships with high-quality suppliers to ensure availability, quality and timely delivery of product. Because of this centralized coordination and the total volume of purchases we make, we often are a recognized distributor for major metals suppliers and believe that we are able to purchase our core products inventory at among the lowest unit cost available to North American metals service centers.

The majority of our inventory purchases are made by purchase order, and we have no significant supply contracts with periods in excess of one year. We are not dependent on any single supplier for any product or for a significant portion of our purchases. In fiscal 2005 no single supplier represented more than 9% of our total purchases. We purchased less than 10% of our inventory from foreign-based suppliers in fiscal 2005.

Customers and Markets

We provide metal products and value-added metal processing and inventory management services to over 35,000 customers throughout North America that do business in a wide variety of industries. No customer represented more than 2% of our revenues in fiscal 2005. During fiscal 2005 we processed approximately 8,300 sales transactions per business day, at an average sale price of approximately $770 per transaction. In addition, sales of material out of our stock inventory (referred to as “stock” sales) represented 90.8%, 91.7% and 93.5% of our revenues from the sale of metal products for fiscal 2003, 2004 and 2005, respectively. We believe our ability to support this high proportion of stock sales is critical in growing market share and maintaining higher gross margins than would otherwise be possible. The balance of revenues represents special customer requirements that we meet by arranging mill-direct sales and by making buy-outs from other distributors of inventory items we do not maintain as stock inventory. These non-stock sales generally have lower gross margins than stock sales, but provide a valuable customer service.

The following table provides the percentage of tons we sold to domestic customers in the largest industries we serve for the fiscal years ended March 31, 2003, 2004 and 2005.

	Year Ended March 31,
	2003	2004	2005
General Machining	27.0%	28.1%	29.3%
Industrial Equipment	8.7	7.7	8.1
Transportation	8.1	7.5	6.7
Metal Service Centers & Wholesale Trade	6.6	6.1	6.3
Fluid Power	4.7	6.0	6.1
Fabricated Metal	6.6	5.7	6.0
Construction/Farm Equipment	7.9	5.1	5.5
Screw Machine Products	6.0	5.0	5.3
Oil, Gas & Energy	4.2	5.8	4.8
Power Transmission Equipment	3.4	3.7	3.8
All Other Industries	16.8	19.3	18.1

Total	100.0%	100.0%	100.0%

Most of our sales originate from individual purchase orders, with the pricing set at the time of the sale, and are not subject to ongoing supply contracts. When we enter into a fixed price arrangement, we typically enter into a corresponding supply arrangement with our supplier to cover the commitment to our customer. These corresponding supply arrangements limit the risk of fluctuating prices negatively impacting our margins on these fixed price arrangements. These arrangements provide the customer with greater certainty as to timely delivery, price stability and continuity of supply, and sometimes satisfy particular processing or inventory management requirements. In addition, these arrangements have resulted in new customer relationships and increased sales volumes, but can have a lower gross margin than our ordinary sales. These fixed price arrangements, in the aggregate, represented approximately 10% of our total revenues in fiscal 2005.

Competition

We compete with numerous national, regional and local service centers of various sizes and capabilities. Some of these service centers are general line service centers and some specialize in a narrow range of products (such as stainless bars). We compete based on inventory availability, timely delivery, price, customer service, quality and processing capabilities. We believe that our extensive inventory of core products, excellent customer service, excellent supplier relationships, broad network of facilities, proprietary technology, automated warehouse system and experienced management team enable us to compete effectively in our industry.

Information Management Systems

Our proprietary information management systems enable us to track and allocate inventory among all of our locations, improve customer service through better order and product reference data and monitor operating results. The ability to track our inventory system-wide on a real-time basis allows our salespeople to integrate ordering and scheduling, which enables us to meet our on-time delivery guarantee. Our proprietary systems have been and will continue to be upgraded, developed and implemented to improve efficiencies and customer service.

Intellectual Property and Licenses

EMJ® and E-METALS® are registered trademarks, and our name is a registered service mark, in the United States and in other countries where we do or expect to do business. Other service marks, including hallmarks, logos, taglines or mottos, used to conduct business are or will be registered as necessary to protect our proprietary rights. We also own our Internet domain name, emjmetals.com. We consider certain information owned by us to be trade secrets, and we take measures to protect the confidentiality and control the disclosure of such information. We believe that these safeguards adequately protect our proprietary rights. While we consider all of our intellectual property rights as a whole to be important, we do not consider any single right to be essential to our operations.

Employees

As of March 31, 2005, EMJ employed 1,712 persons, of whom 1,065 were employed in warehouse operations or shipping, 371 were employed in sales and 276 served in executive, administrative or district office capacities. Two different unions represent approximately 34% of our employees from 15 locations. Our collective bargaining agreements expire on staggered dates between 2005 and 2010. We believe we have a good overall relationship with our employees and do not expect any significant issues to arise in connection with collective bargaining agreements in the near future.

Foreign Operations

Through our wholly-owned subsidiary, Earle M. Jorgensen (Canada) Inc., a Canadian limited liability company, we operate four service centers located in Toronto, Montréal, Edmonton and North Bay. Revenues from our Canadian operations totaled $54.4 million in fiscal 2003, $70.0 million in fiscal 2004 and $109.5 million in fiscal 2005. Our long-lived assets located in Canada, primarily warehouse equipment, totaled $2.4 million, $3.0 million and $3.8 million as of March 31, 2003, 2004 and 2005, respectively.

Health and Safety Regulations

Our operations are governed by many laws and regulations designed to promote workplace safety and to protect the welfare of employees, including the Occupational Safety and Health Act and regulations thereunder. We believe we are in material compliance with these laws and regulations.

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

During fiscal years 2003, 2004 and 2005, expenditures totaling approximately $0.2 million per year were made in connection with monitoring and investigation activities at sites with contaminated soil and/or groundwater. As of March 31, 2005, an accrual of $0.7 million existed for future investigation activities related to the Forge and Clinton Drive sites, as discussed below. We do not consider any other pending environmental matters material.

Forge (Seattle/Kent, WA). In November 1998, we paid the purchasers of our former Forge facility and an off-site disposal site $2.3 million as an arbitration award for liabilities related to the remediation of known contamination at the Forge facility. We continue to monitor the disposal site for environmental conditions in accordance with a consent decree issued by the Washington Department of Ecology. Annual costs associated with such monitoring are not significant, and we do not anticipate significant additional expenditures related to this matter.

The Forge property is located on the Lower Duwamish Waterway, which has been identified by the United States Environmental Protection Agency (the “EPA”), as a Superfund Site. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), owners or operators of facilities that have released hazardous substances to the environment may be liable for remediation costs and damages to natural resources caused by such releases. Courts have held that such liability may be joint and several; however, in many instances, the costs are allocated among the parties, primarily based on their estimated contribution to the contamination. The EPA has entered into an Administrative Order of Consent (“AOC”) with four major property owners with potential liability for cleanup of the Duwamish site that outline tasks required to be completed to further investigate the nature and extent of the contamination and cleanup alternatives. In November 2001, the current owners of the Forge property notified us of a potential claim for indemnification for any liability relating to contamination of the Duwamish site. The notification stated that the Forge facility, along with other businesses located along the Duwamish site, are expected be named as potentially responsible parties for contamination of the Duwamish site and requested that EMJ participate under a joint defense.

On July 10, 2003, pursuant to a request from the EPA, we executed an AOC under CERCLA to investigate certain areas of the Forge facility to determine whether it has contributed to certain contamination of the Lower Duwamish Waterway that is expected to be the subject of remedial action by a neighboring facility. The initial estimate of the cost of proposed work under the AOC ranged from $0.4 million to $0.5 million of which approximately $0.3 million has been spent as of March 31, 2005. As of March 31, 2005, we had an accrual of approximately $0.2 million with respect to the Forge facility for environmental investigation and remediation costs for compliance and sampling work with respect to the AOC expected to be incurred during fiscal 2006. On April 15, 2003, we signed a funding and participation agreement with the current owners of the Forge property, which requires us to fund 85% of costs to be incurred in connection with the investigation activities to be performed under the AOC.

We are continuing to evaluate this matter and remedies we may have, including insurance recoveries for any monies to be spent as part of the investigation or cleanup of the Duwamish site. Because the Duwamish site is still being investigated and cleanup alternatives and responsibility for cleanup are still being evaluated, we cannot determine what ultimate liability we may have relating to this matter.

Clinton Drive (Houston, TX). In connection with the sale of a surplus facility in Houston, Texas, an environmental investigation of the site detected benzene in the groundwater at the site that we believe came from previously removed diesel/gasoline underground storage tanks. Based on additional sampling and tests, traces of chlorinated solvents were also detected in the groundwater at the site. In connection with the sale of the property, on December 9, 2004, we entered into an agreement with the buyer that provides for us to do the following:

•	file a voluntary clean-up application with the Texas Commission for Environmental Quality (“TCEQ”), that commits us to clean-up the soil and groundwater at the site for the benzene and chlorinated solvents to acceptable levels in accordance with TCEQ requirements;

•	fund an escrow account with $0.5 million to be available to complete required clean-up and subsequent monitoring activities; and

•	indemnify the buyer for pre-existing environmental issues on the site based on applicable TCEQ industrial/commercial standards.

We have accrued $0.5 million for the estimated liability from this issue.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy information statements and other information regarding issuers, including our Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available free of charge on or through our Internet website (http://www.emjmetals.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties

We currently maintain 36 strategically located service centers, including two plate processing centers and one tubular honing center. Of these service centers, 32 are located in various cities throughout the United States and four are located in Canada. We are headquartered in Lynwood, California and have a leased sales office in Hartford, Connecticut. Our facilities generally are capable of being utilized at higher capacities than they are currently being utilized, if necessary. Most leased facilities have initial terms of more than one year and include renewal options. While some of the leases expire in the near term, we do not believe that we will have difficulty renewing such leases or finding alternative sites. Our 9 3/4% senior secured notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property.

Set forth below is a table summarizing certain information with respect to our 36 service centers.

Country/City/State	Owned(O) Leased(L)	Size (Sq. Ft.)
United States:
Birmingham, Alabama(a)	O	80,000
Phoenix, Arizona	O	72,200
Little Rock, Arkansas	L	27,700
Hayward, California	L	91,000
Los Angeles, California (a distribution center and a plate processing center)(b)	O	319,400
Denver, Colorado	L	77,400
Orlando, Florida(a)	L	29,700
Chicago, Illinois(c)	O	603,700
Indianapolis, Indiana	O	225,000
Eldridge, Iowa	L	104,500
Boston, Massachusetts	O	63,500
Detroit, Michigan(a)	L	28,700
Minneapolis, Minnesota	O	169,200
Kansas City, Missouri	L	120,900
St. Louis, Missouri	L	108,100
Rochester, New York(a)	L	31,500
Charlotte, North Carolina	O	175,300
Cincinnati, Ohio	L	125,200
Cleveland, Ohio	O	200,200
Cleveland, Ohio	O	137,800
Tulsa, Oklahoma (a distribution center and tubular honing center)	O	148,500
Portland, Oregon	L	33,800
Philadelphia, Pennsylvania	L	27,200
Wrightsville, Pennsylvania	L	124,500
Memphis, Tennessee	L	56,500
Dallas, Texas	O	132,800
Houston, Texas	O	95,200
Salt Lake City, Utah(a)	L	25,400
Seattle, Washington	L	83,600
Spokane, Washington(a)	L	15,200
Canada:
Edmonton, Alberta	L	25,800
North Bay, Ontario(a)	L	10,000
Toronto, Ontario	L	61,800
Montreal, Quebec	L	82,700

(a)	We consider these satellite operations.
(b)	Corporate headquarters is located at this facility.
(c)	Our Chicago facility supplies products to all of our other service centers.

Item 3. Legal Proceedings

U.S. Department of Labor. On March 8, 2002, the U.S. Department of Labor (the “DOL”) sued us, Holding, our stock bonus plan and former members of Holding’s benefits committee in the federal district court for the Central District of California. The DOL claimed that the valuations of Holding common stock used to make annual contributions to our stock bonus plan in each of the years 1994 through 2000 contained significant errors that resulted in the Holding common stock being overvalued, and that the failure of the members of the benefits committee to detect and correct the errors was a breach of their fiduciary duty under the Employment Retirement

Income Security Act of 1974 (“ERISA”). As a result of the alleged overvaluations, the DOL contended that the contributions to our stock bonus plan were prohibited transactions under ERISA. We, Holding and members of the benefits committee defended the suit vigorously and ultimately settled the suit via a consent order and release executed with the DOL on January 27, 2003. The key provisions of the agreement were as follows: (1) we were prohibited from making further Holding common stock contributions to the stock bonus plan until the stock is publicly traded; (2) we were required to continue to obtain annual appraisals of Holding stock using methodology consistent with prior appraisals, and use that appraised value as the purchase price for repurchases of common stock as we have done in the past; and (3) if the annual appraisal of Holding common stock was less than $4.25 per share, we were required to pay a floor price of $4.25 per share in connection with the repurchase of common stock from departing employees for shares that were originally contributed to the stock bonus plan for the plan years 1994 through 2000.

In August 2004, Holding and the benefits committee submitted a proposal to the DOL for the amendment of the consent order to change the methodology used in preparing annual valuations for our stock bonus plan. In connection with the change in valuation methodology, Holding also determined that it would be in the best interests of the stock bonus plan to make a special contribution of additional shares of Holding common stock with respect to the shares of Holding common stock held by the stock bonus plan. This contribution (which would be converted into a contribution of Company common stock upon consummation of the financial restructuring) would offset the adverse effect on participants in the stock bonus plan, because the change in methodology would cause a significant decrease in the appraised value of the Holding common stock. This proposal was approved by the DOL on November 17, 2004. On December 16, 2004, the board of directors of Holding approved the amended consent order and the program documents committing to make the special contribution to the stock bonus plan, and on December 17, 2004, the amended consent order was executed by Holding, the benefits committee and the DOL, and on January 3, 2005, the amended consent order was entered by the district court and became effective.

Holding authorized a special contribution of additional shares of Holding common stock or common stock equivalents to (1) the stock bonus plan, (2) the supplemental stock bonus plan and (3) a cash bonus plan. The special contribution will consist of 1.0817 shares of Holding common stock or its equivalent with respect to each share of Holding common stock held in the stock bonus plan. This amount is equal to (a) the difference between the appraised value as of March 31, 2004 using the old methodology and the appraised value as of March 31, 2004 using the new methodology, divided by (b) the appraised value as of March 31, 2004 using the new methodology, adjusted for the dilutive effect of such contribution. After giving effect to the special contribution, the stock bonus plan participants holding Holding common stock will continue to have shares of Holding common stock with the same aggregate value, notwithstanding the change in valuation methodology which otherwise would have had the effect of reducing the aggregate value of their equity interests. As of March 31, 2005 there were 2,454,119 shares of Holding common stock in the stock bonus plan of which 2,263,089 shares of Holding common stock were allocated to the accounts of participants who are still EMJ employees and are eligible to receive the special contribution in the form of common stock contributed to the stock bonus plan. The special contribution will consist of up to 2,447,984 shares of Holding common stock or its equivalent and cash bonuses paid through a special purpose cash bonus plan of approximately $1,146,000 in the aggregate to participants who are no longer employed by EMJ. EMJ charged approximately $25,626,000 in the aggregate to expenses in fiscal 2005 with respect to the commitment to make the special contribution in December 2004.

To ensure compliance with the Internal Revenue Code and ERISA requirements, the first contribution will be made after the completion of the stock bonus plan year ended March 31, 2005. Due to certain Internal Revenue Service rules limiting the amount of contributions that can be made in a single year, the contributions will be made over two years, and affected participants who are no longer employed by EMJ will receive the program benefits in cash payments outside the stock bonus plan. Other Internal Revenue Service rules limit contributions that discriminate in favor of highly compensated employees. Holding has adopted an amendment to the stock bonus plan that provides for stock contributions for the stock bonus plan years ending March 31, 2005 and March 31, 2006. To the extent legally permissible, each participant will receive the special contribution of

1.0817 additional shares of Holding common stock for each share of Holding common stock which remained in their account as of the date of the amended consent order in two contributions. To the extent participants do not receive their full allocation under the stock bonus plan over the two years, the program benefits will be provided under a cash bonus plan or through credits of units under a phantom stock plan called the supplemental stock bonus plan. The program has been designed to ensure that participants receive the equivalent value of their allocation of the special contribution determined as of the date of the amended consent order, whether or not they continue to be employed by us or continue to be a stock bonus plan participant.

Upon consummation of the merger and financial restructuring and our public offering, we assumed Holding’s obligations under all aspects of the program and the stock contributions will be made in our common stock. On June 27, 2005, we filed a registration statement on form S-8 covering the shares of common stock reserved for the special contribution.

Champagne Metals. On April 22, 2002, Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, brought suit against us and six other metal service centers in the federal District Court for the Western District of Oklahoma. Champagne Metals alleged that we had conspired with the other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor in violation of federal and state antitrust laws and that such conspiracy further constituted tortious interference with business and contractual relations. Champagne Metals sought treble damages on its antitrust claims and punitive damages in addition to actual damages. EMJ and the other defendants filed motions for summary judgment, and on June 15, 2004, the federal District Court for the Western District of Oklahoma entered an order granting the motions for summary judgment of each of the defendants including EMJ and dismissed the case. Champagne Metals has appealed the judgment. The 10th Circuit Court of Appeals Mandatory Settlement and Procedural Matters Conference occurred on September 17, 2004, without anything substantive taking place. On November 5, 2004, the plaintiff filed and served its Appellant’s Brief on Appeal. Defendants’ Responsive Brief on Appeal was filed on December 22, 2004, and plaintiff filed Appellant’s Reply Brief on January 19, 2005.

Other. We are occasionally involved in ordinary, routine litigation incidental to our normal course of business, none of which we believe to be material to our financial condition or results of operations. We maintain various liability insurance coverages to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations. See also the discussion of environmental proceedings under “Environmental Matters” above.

Item 4. Submission of Matters to a Vote of Security Holders

(a) On January 28, 2005, our sole stockholder, Holding, executed a written consent approving the First Amendment to the Agreement and Plan of Merger and Reorganization, by and among, the Company, Holding and EMJ Metals LLC, a wholly-owned subsidiary of the Company (“EMJ LLC”).

(b) On March 3, 2005, our sole stockholder, Holding, executed a written consent approving (1) the Second Amendment to the Agreement and Plan of Merger and Reorganization, by and among, the Company, Holding and EMJ LLC, and (2) the First Amendment to the Exchange Agreement, by and among the Company, Holding, Kelso Investment Associates, L.P., Kelso Equity Partners II, L.P., KIA III-Earle M. Jorgensen, L.P., and Kelso Investment Associates IV, L.P.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Holders. We closed our initial public offering of 17,600,000 shares of our common stock on April 20, 2005. All of the shares were sold by us. Our common stock began trading on The New York Stock Exchange on April 15, 2005, under the ticker symbol “JOR.” From April 15, 2005, through June 21, 2005, the high and low closing sale prices per share of our common stock were $9.20 and $6.70, respectively. As of June 21, 2005, there were 56 registered holders of our common stock and approximately 1,722 beneficial stockholders. On June 21, 2005, the last reported closing sale price of our common stock on the New York Stock Exchange Composite Tape was $8.24 per share.

Dividends. At March 31, 2005, we had 128 shares of common stock outstanding, all of which were owned by Holding and for which there was no established public trading market. We have never paid a stock dividend since our formation on May 3, 1990. We have paid cash dividends to Holding in connection with the repurchase of its capital stock from employees of EMJ whose employment had terminated, which Holding was required to do under the terms of Holding’s stockholders agreement (which terminated upon consummation of our merger and financial restructuring and public offering) and our stock bonus plan, and redemption of stock options from Mr. Nelson, our chief executive officer, and a terminated employee.

The following table shows the frequency and amounts of all cash dividends distributed to our stockholder during the two most recent fiscal years:

Record Date	Payment Date	Aggregate Dividends on Common Stock
December 31, 2004	January 10, 2005	$3,292,000
December 16, 2004	December 16, 2004	3,006,000
December 15, 2004	December 15, 2004	114,000
November 20, 2004	November 29, 2004	103,000
September 20, 2004	September 30, 2004	6,520,000
August 31, 2004	August 31, 2004	63,000
August 27, 2004	August 27, 2004	60,000
March 31, 2004	March 31, 2004	1,008,000
January 5, 2004	January 5, 2004	12,000
December 31, 2003	December 31, 2003	989,000
October 27, 2003	October 27, 2003	3,701,000
September 5, 2003	September 5, 2003	27,000
August 28, 2003	August 28, 2003	44,000

We plan to retain all future earnings to finance the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our domestic credit facility prohibits us from paying, and the indenture for our 9 3/4% senior secured notes limits our ability to pay, dividends. Any future determination as to the payment of dividends will be restricted by these limitations, will be at the discretion of our Board of Directors and will depend on our financial condition, capital requirements, earnings, any other contractual restrictions and other factors our Board of Directors considers relevant.

Use of Proceeds from Sales of Registered Securities. On April 20, 2005, we closed an initial public offering of our common stock consisting of 17,600,000 shares of common stock consisting entirely of newly issued shares sold by us. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-119434), which the SEC declared effective on April 14, 2005. Credit Suisse First Boston LLC and Goldman, Sachs & Co. acted as managing underwriters.

The public offering price was $10.00 per share and $176,000,000 in the aggregate. Underwriting discounts and commissions were $0.675 per share and $11,880,000 in the aggregate. Proceeds before expenses to us were $9.325 per share and $164,120,000 in the aggregate.

The net proceeds received by us in the offering were $161,720,000 as follows:

Aggregate offering proceeds to the Company	$176,000,000
Underwriting discounts and commissions	11,880,000
Finders fees	—
Underwriters’ fees	—
Other fees and expenses (estimated)	2,400,000
Total expenses (estimated)	14,280,000
Net proceeds to the Company	161,720,000

The proceeds, after deducting underwriting discounts and commissions of $11,880,000 and before taking into account offering expenses of $2,400,000 that were paid by us from internally generated funds, received by us in the offering of $164,120,000 were applied by us as follows:

Amount
Cash paid in exchange for the Holding notes(1)	$127,090,410
Cash paid upon conversion of the Holding series A preferred stock(2)	23,245,318
Cash paid upon conversion of the Holding series B preferred stock(3)	13,784,272

(1)	The total amount of cash and stock consideration paid in connection with the repayment of the Holding notes was $257,069,318. The Holding notes bore interest at the rate of 18% per annum and had a maturity date of June 30, 2013.
(2)	The total amount of cash and stock consideration paid in connection with the conversion of the Holding series A preferred stock was $47,018,953, which was equal to the aggregate appraised value as of March 31, 2004, plus accumulated and unpaid dividends from April 1, 2004 through September 29, 2004 with respect to 57,573 shares of outstanding Holding series A preferred stock.
(3)	The total amount of cash and stock consideration paid in connection with the conversion of the Holding series B preferred stock was $27,881,833, which was equal to the liquidation value of $1,000 per share with respect to 27,882 shares of outstanding Holding series B preferred stock (all accumulated dividends were paid-in-kind through September 29, 2004).

Item 6. Selected Financial Data

The following table presents our selected consolidated financial and other data for the periods and as of the date presented below. We derived the data for the fiscal years ended and as of March 31, 2003, 2004 and 2005 from our audited consolidated financial statements for those periods that are included in this Annual Report on Form 10-K. We derived the data for the fiscal years ended and as of March 31, 2001 and 2002 from our audited consolidated financial statements for those periods that are not included in this Annual Report on Form 10-K. You should read the following information along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes.

For accounting purposes, the merger and financial restructuring has been accounted for as a transfer of assets and exchange of shares between entities under common control. Specifically, the Company’s and Holding’s assets and liabilities have been combined at their historical cost basis for all periods presented. The Company’s statement of operations have been adjusted to reflect the interest expense of Holding, dividends accrued on Holding series A preferred stock, dividends declared and paid-in-kind for the Holding series B preferred stock and certain management fees charged to the Company by Holding that were eliminated in consolidation.

	Year Ended March 31,
	2001	2002	2003	2004	2005
	(dollars in thousands)
Statement of Operations Data:
Revenues	$1,059,681	$895,058	$919,927	$1,040,367	$1,608,890
Costs of goods sold	767,263	641,991	658,562	754,266	1,184,871
Gross profit	292,418	253,067	261,365	286,101	424,019
Expenses(1)	228,498	204,684	210,250	216,609	289,318
Income from operations	63,920	48,383	51,115	69,492	134,701
Net interest expense(2)	69,951	72,433	82,486	89,927	75,760
Income tax expense (benefit)(3)	1,223	455	1,500	3,127	(38,562)
Net income(loss)	(7,254)	(24,505)	(32,871)	(23,562)	97,503
Net income(loss) available to common stockholders(3)(4)	$(15,438)	$(34,402)	$(42,601)	$(34,190)	$91,993
Net income (loss) available to common stockholders per share(3)(5)
Basic	$(1.23)	$(2.78)	$(3.60)	$(2.96)	$7.64
Diluted	$(1.23)	$(2.78)	$(3.60)	$(2.96)	$5.73
Weighted average shares outstanding(5)
Basic	12,548	12,365	11,820	11,555	12,039
Diluted	12,548	12,365	11,820	11,555	16,042
Pro forma information (unaudited):
Pro forma net income available to common stockholders(6)					$81,896
Pro forma net income available to common stockholders per share(7)					$1.66
Basic					$1.62
Diluted
Pro forma weighted average shares outstanding
Basic					49,359
Diluted					50,428
Cash Flow Data:
Capital expenditures	14,475	24,531	15,335	10,530	22,975
Purchase of stock, net	5,514	14,963	10,587	5,781	13,158
Other Data (unaudited):
EBITDA(8)	$74,955	$59,832	$62,484	$80,776	$146,422
COLI effect(9)	(2,374)	(1,738)	(1,752)	(561)	(861)
Revenues per employee(10)	517	496	539	639	962
EBITDA per employee(8)(10)	37	33	37	50	88
Average number of employees	2,051	1,805	1,706	1,628	1,672
Tons shipped	679,610	581,243	603,310	662,213	769,879
Balance Sheet Data:
Cash and cash equivalents	$23,779	$21,372	$45,413	$15,646	$19,994
Total working capital	149,501	146,800	165,897	129,252	185,759
Total assets	484,625	444,506	516,580	537,191	658,841
Total debt(11)	420,064	471,376	543,077	535,111	516,889
Total stockholders’ equity (deficit)	(160,197)	(202,690)	(245,171)	(273,295)	(186,173)

(1)	Expenses include restructuring charges aggregating $3,320 and $1,861 for the fiscal years ended March 31, 2001 and 2002 in connection with workforce reductions and consolidations and losses from the sale of significant assets in those fiscal years and a special compensation charge of $2,000 in connection with a payment to our chief executive officer in fiscal 2001.
(2)	Net interest expense includes amortization and write-off of debt issue costs aggregating $1,482, $1,792, $1,416, $1,323 and $1,756 for the fiscal years ended March 31, 2001, 2002, 2003, 2004 and 2005, respectively, net of interest income of $1,179, $164, $394, $159 and $40 for the fiscal years ended March 31, 2001, 2002, 2003, 2004 and 2005, respectively.
(3)	Income taxes for fiscal years 2001, 2002, 2003 and 2004 primarily represent certain foreign and state taxes on income due to the fact that a valuation allowance was established against deferred tax assets. For fiscal year 2005 the Company recognized a tax benefit for the reduction of its valuation allowance for deferred tax assets of $56,303.
(4)	The adjustments to net income (loss) are approximately $(8,184), $(9,897), $(9,730), $(10,628) and $(5,510) for fiscal years 2001, 2002, 2003, 2004 and 2005, respectively. The adjustments consist of dividends accrued for the Holding series A preferred stock and dividends declared and paid-in-kind for the Holding series B preferred stock.
(5)	The basic and diluted per share information is computed based on the weighted average number of shares of common stock outstanding for each reported period. The computation of diluted per share information includes the dilutive effect of common stock equivalents for outstanding options and warrants exercisable for shares of common stock using the treasury stock method. Upon consummation of the financial restructuring all shares of Holding common stock were converted to shares of EMJ common stock. The inclusion of common stock equivalents for all periods presented prior to the year ended March 31, 2005 was antidilutive.
(6)	The adjustments to pro forma net income available to common stockholders include ($21,442) relating to the interest on the Holding notes, $37,049 income tax benefit related to Holding and ($5,510) dividends declared and paid-in-kind for the Holding series B preferred stock.

Reconciliation of historical net income available to common stockholders of EMJ to reported income (loss) available to common stockholders after giving effect to the merger and financial restructuring on April 20, 2005 is as follows:

Year Ended March 31, 2005
Historical net income of EMJ	$81,896
Adjustments for the effect of merger and financial restructuring:
Interest on subordinated debt, net	(21,442)
Preferred dividends	(5,510)
Tax benefit	37,049

Reported net income (loss) available to common stockholders after giving effect to the merger and financial restructuring	$91,993

(7)	The adjustments to pro forma basic per share information reflects per share information as discussed in note 5 and shares of EMJ common stock issued upon consummation of the merger and financial restructuring and initial public offering as follows: 12,997,890 shares for the Holding notes; 2,377,358 shares for the Holding series A preferred stock; 1,409,751 shares for the Holding series B preferred stock; 2,934,977 shares for the Holding warrants; 12,038,898 weighted average shares for the Holding common stock converted one to one in the merger and financial restructuring to EMJ common stock; and 17,600,000 shares issued in the initial public offering. The computation of pro forma diluted per share information includes the dilutive effect of common stock equivalents for outstanding options exercisable for shares of common stock.

Change in shares from giving effect to merger and financial restructuring and initial public offering:

Year Ended March 31, 2005
Holding common shares converted to EMJ common shares one-to-one	11,197
Exchange consideration for debt and equity securities	19,720
Initial public offering shares issued	17,600

Total shares outstanding at end of period if merger and financial restructuring and initial public offering happened during the period	48,517

Pro forma earnings per share based on historical net income of EMJ
Basic	$1.66
Diluted	$1.62
Pro forma weighted outstanding shares
Basic	49,359
Diluted	50,428
(8)	“EBITDA” represents net income before net interest expense, provision for income taxes and depreciation and amortization. Consistent with Item 10(e) of Regulation S-K promulgated under the Securities Act, our EBITDA has not been adjusted to exclude any other non-cash charges or liabilities, such as LIFO (last-in-first-out) adjustments of $887, $590, $(3,354), $14,343, and $74,164 and accruals for stock bonus plan contributions and postretirement benefits aggregating $11, $249, $498, $619 and $822 for the fiscal years ended March 31, 2001, 2002, 2003, 2004 and 2005, respectively. In addition, our EBITDA has not been adjusted for the following items: provisions for workforce reductions and consolidations and losses from the sale of significant assets aggregating $3,320 and $1,861 for the fiscal years ended March 31, 2001 and 2002, respectively; special compensation of $2,000 payable to our chief executive officer in fiscal 2001; excise tax of $1,919 related to an IRS settlement in fiscal 2002; and a loss of $12,278 related to early retirement of debt in fiscal 2003. We believe EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of company performance in our industry. Our management believes that EBITDA is useful in evaluating our operating performance between periods and compared to that of our competitors because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary between periods and for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a significant component when measuring our performance in connection with determining incentive compensation. EBITDA is not a recognized measure of operating income, financial performance or liquidity under U.S. generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and assessing financial performance. Therefore, while providing useful information, our EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with U.S. generally accepted accounting principles and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. A reconciliation of net income to EBITDA for each of the respective periods indicated is as follows:

	Year Ended March 31,
	2001	2002	2003	2004	2005
	(dollars in thousands)
Reconciliation of EBITDA:
Net income	$(7,254)	$(24,505)	$(32,871)	$(23,562)	$97,503
Depreciation and amortization(2)	11,035	11,449	11,369	11,284	11,721
Net interest expense	69,951	72,433	82,486	89,927	75,760
Provision for income taxes	1,223	455	1,500	3,127	(38,562)

EBITDA	$74,955	$59,832	$62,484	$80,776	$146,422

(9)	We are the owner and beneficiary of life insurance policies on (1) all former non-union employees of a predecessor company, including certain current employees of EMJ, and (2) key man life insurance policies on certain current and former executives of EMJ. The effect of these company owned life insurance policies on our pre-tax income consists of premium expense, policy dividend growth, and proceeds (death benefits) (which are reported as general and administrative expense) and policy interest expense on policy borrowings (which is reported as a component of interest expense). Under current U.S. federal tax law, the policy dividend growth is not currently taxable, the premium is non-deductible, the proceeds (death benefits) are tax exempt and the interest is deductible up to 96% of the contract rate.

	Year Ended March 31,
	2001	2002	2003	2004	2005
	(dollars in thousands)
Calculation of COLI effect:
Cash surrender value-policy dividend growth	$13,010	$13,521	$17,156	$17,751	$22,200
Cash surrender value-insurance premiums	(2,217)	(2,325)	(2,866)	(3,081)	(3,661)
Proceeds (death benefits)	1,230	3,062	1,754	4,851	2,967

Total operating income impact of COLI	12,023	14,258	16,044	19,521	21,506
Cash surrender value-interest	(14,397)	(15,996)	(17,796)	(20,082)	(22,367)

Total pre-tax income impact of COLI	$(2,374)	$(1,738)	$(1,752)	$(561)	$(861)

(10)	Calculated based on the average number of employees during the applicable period.
(11)	Long-term debt includes $149,880, $178,481, $212,540, $225,373 and $245,882 for fiscal 2001, 2002, 2003, 2004 and 2005, respectively, related to the Variable Rate Senior Notes paid in cash and shares of EMJ common stock upon completion of our initial public offering on April 20, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Item 6. Selected Financial Data” and the consolidated financial statements of the Company, and the notes related thereto appearing elsewhere in this Annual Report on Form 10-K. This discussion, including estimates and expectations under “—Overview,” contains forward-looking statements that are based on a number of expectations and assumptions with respect to industry performance, general business, general economic conditions and other matters and involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including the risks discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Forward-Looking Statements.” Our fiscal year ends March 31 of each applicable year.

Overview

We are a leading distributor of metal bar and tubular products used in North American manufacturing processes and have been in business for over 80 years. We purchase over 25,000 different metal products in large quantities from primary producers, including a broad mix of carbon, alloy and stainless steel and aluminum bar, tubular and plate products. We sell these metal products in smaller quantities to over 35,000 customers spanning various industries, including machine tools, industrial equipment, transportation, fluid power, oil, gas and energy, fabricated metal, and construction and agricultural equipment. We distribute our broad range of metal products and provide our customers value-added metal processing and inventory management services from our distribution network of 36 strategically located service and processing centers in the United States and Canada.

The metals service center industry is affected by market demand and metals supply. The most advantageous business conditions for the leading metals service centers in North America that have strong supply relationships with metals producers occur when domestic demand is strong and worldwide supply is limited. After many quarters of weak industrial economic conditions in the United States, the metals service center industry began to experience growth in sales volume and increases in prices during the last calendar quarter of 2003. This growth, which continued throughout 2004 and fiscal 2005, has been due to growing demand for metal products in North America and emerging countries, led by China. This significant increase in demand has changed the balance of supply and demand for metal products, which has correspondingly increased prices and reduced the supply of metals. Another factor currently affecting metal prices and availability in North America is favorable exchange rates that are helping end-users that export their finished products and hurting the supply of traditionally less expensive foreign raw material coming to North America. During the first two quarters of fiscal 2005 our gross margin percentage increased as compared to the same period of fiscal 2004, mainly because of our ability to increase our selling prices to our customers due to the higher costs of most of our products. Improved customer demand, along with limited supplies of many metals and the efforts of our sales force, allowed us to pass through increased pricing to our customers. Our gross margin percentage increased because we passed those price increases on to our customers before we received higher cost material in our inventory. We account for inventory on a LIFO (last-in-first-out) basis and record a LIFO adjustment each quarter based on the anticipated reserve required at March 31 of each fiscal year and the LIFO charge for fiscal 2005 was $74.2 million. During the third and fourth quarters of fiscal 2005, we received higher cost material into our inventory and the rate of mill price increases, along with our selling prices, slowed, which caused our gross margins to decline in the third and fourth quarters of fiscal 2005.

We believe that the metals service center industry will continue to increase its role as a valuable intermediary between primary metals producers and end-users, principally as a result of (1) the metals producers’ efforts to increase sales to larger volume purchasers in order to increase production efficiency and (2) increased demand by end-users for value-added services in order to reduce their costs and capital expenditures associated with the production process. We also believe that customer demand will continue to be strong and that the availability of certain steel and aluminum will remain tight in the near future. While the tight supply of steel and aluminum could disrupt our ability to meet our customers’ material requirements, we believe that our extensive inventory of core products, excellent customer service, excellent supplier relationships, broad network of facilities, proprietary technology, automated warehouse system and experienced management team have differentiated, and will continue to differentiate, us in the marketplace.

During the last several years, we have focused our management efforts on automating and reconfiguring our facilities to increase workflow, enhancing our information management systems to improve customer service, and streamlining our management structure, reducing headcount and decreasing corporate overhead to reduce costs. We believe our results reflect these improvements and increased demand for our metal products. For example:

•	during fiscal 2005 we handled approximately 8,300 sales transactions per business day at an average sale price of approximately $770 per transaction;

•	our tons shipped from stock inventory during fiscal 2005, which constituted 93.5% of our revenues from the sale of metal products for such period, was 16.3% higher compared to fiscal 2004;

•	in fiscal 2005, tons shipped from stock inventory per employee, based on the average number of employees during the period, increased approximately 13% to 461 compared to fiscal 2004;

•	in fiscal 2005, our EBITDA (as defined and discussed in Item 6 under the heading “Selected Consolidated Financial and Other Data”) per employee, based on the average number of employees in the period, increased 81.3% to $146,422 from fiscal 2004; and

•	our operating margin for fiscal 2005 and fiscal 2004 was 8.4% and 6.7%, respectively.

Revenues

We derive substantially all of our revenues from the sale and processing of metal products. The pricing for most of our sales, which varies substantially across product lines, is set at the time of the sale. We do, however, make approximately 10% of our sales under arrangements that fix the price for a period of time. These arrangements are generally for no more than three months. When we enter into a fixed price arrangement, we typically enter into a corresponding supply arrangement with our supplier to cover the commitment to our customer. These corresponding supply arrangements limit the risk of fluctuating prices negatively impacting our margins on these fixed price arrangements.

Cost of Sales

Our cost of sales consists of the costs we pay for metals and related inbound freight charges. We account for inventory on a LIFO (last-in-first-out) basis. We calculate LIFO adjustments as of March 31 of each fiscal year. Interim estimates of the charge or credit are determined based on inflationary or deflationary purchase cost trends and inventory levels. During periods of extreme fluctuations in the inflation or deflation of inventory average costs, interim LIFO estimates may not fully account for the ultimate charge or credit for our fiscal years ended March 31.

Gross Profit

Historically, we have attempted to maintain our gross profit margins by increasing our prices as the cost of our materials increased. As a result, if prices increase and we are successful in maintaining the same gross profit margin, we generate more gross profit dollars. Conversely, if prices decline and we are not successful in maintaining the same gross profit margin, we will typically generate fewer gross profit dollars. Our average selling price in fiscal 2005 increased 38.8% from fiscal 2004.

Expenses

Our expenses primarily consist of (1) warehouse and delivery expenses, which include occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs, (2) selling expenses, which include compensation and employee benefits for sales personnel, and (3) general and administrative expenses, which include compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, data communication and computer hardware and maintenance, partially offset by dividend income attributable to our company owned life insurance policies. The majority of our operating expenses are variable and fluctuate with changes in tons shipped. In addition, expenses in fiscal 2003 included a loss on early termination of debt, as described below.

Company Owned Life Insurance

We are the owner and beneficiary of life insurance policies on (1) all former non-union employees of a predecessor company, including certain current employees of EMJ, and (2) key man life insurance policies on certain current and former executives of EMJ and predecessor companies. These policies, by providing payments to us upon the death of covered individuals and by permitting company borrowings against the cash surrender value of these policies, are designed to provide us cash to repurchase shares held by employees in our stock bonus plan and shares held individually by employees following the termination of their employment. Cash surrender value of the life insurance policies, which was $38.6 million as of March 31, 2005 (against which we have borrowed $203.9 million), increases by a portion of the amount of premiums paid and by dividend income earned under the policies. As specified in the terms of most of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the associated interest expense we incur in connection with borrowing against the cash surrender value of the policies due to interest rates of 11.76% compared to the dividend rate of 11.26%. Dividend income earned under the policies was $22.2 million in fiscal 2005, $17.8 million in fiscal 2004, and $17.2 million in fiscal 2003, and is reported as an offset to general and administrative expenses in our consolidated statements of operations.

Segment

We operate in one reportable segment—the metals service center industry—through our network of 36 service and processing centers strategically located throughout North America, including four service centers in Canada.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant estimates, assumptions and judgments to be used in the preparation of our consolidated financial statements are revenue recognition, allowances for doubtful accounts, inventory, inventory reserves, accounting for stock options, pension and other postretirement benefits, insurance reserves, incentive compensation, contingencies and income tax accounting. Because of the uncertainty inherent in these matters, actual results could differ significantly from the estimates, assumptions and judgments we use in applying these critical accounting policies.

Revenue Recognition

We recognize revenue when products are shipped to our customers, title has passed and collectibility is reasonably assured. Revenues are shown net of returns and allowances, which historically have been less than 0.2% of annual revenues.

Allowances for Doubtful Accounts

Accounts receivable consist primarily of amounts due to us from our normal business activities. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. We develop estimates by using formulas or standard quantitative measures based on accounts aging, historical losses (adjusted for current economic conditions) and, in some cases, evaluating specific customer accounts for risk of loss. We assess our allowances for doubtful accounts on a quarterly basis. Our provision for estimated losses and our write-offs for doubtful accounts recorded during each of the fiscal years ended March 31, 2003, 2004 and 2005 were less than 0.3% of each fiscal year’s revenues. However, significant changes in conditions in specific markets that we serve that result in the deterioration of the financial condition of our customers in those markets and, therefore, negatively impact those customers’ ability to make payments to us, could require an increase in our allowances or cause our allowances to be insufficient to cover actual write-offs.

Inventory

Substantially all inventories are held for sale at our service center locations and are valued at the lower of cost (using the last-in, first-out (“LIFO”) method) or market. Any reduction of inventory quantities that liquidates LIFO inventories carried at costs lower or higher than costs prevailing in prior years may have a significant effect on our gross profit. We recorded LIFO adjustments of ($3,354,000), $14,343,000 and $74,164,000 for the years ended March 31, 2003, 2004 and 2005, respectively.

Inventory Reserves

Inventories largely consist of raw material purchased in bulk quantities from various mill suppliers to be sold to our customers. An allowance for excess inventory is maintained to reflect the expected unsaleability of specific inventory items based on condition, recent sales activity and projected market demand. This allowance represented less than 2% of our total inventory as of March 31, 2003, 2004 and 2005.

Accounting for Stock Options.

The financial statements for the reporting periods prior to April 1, 2004 account for employee stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Financial Accounting Standards Board (“FASB”) interpretations. Accordingly, compensation costs for employee stock options were measured as the excess, if any, of the estimated market price of Holding common stock at the date of grant over the appraised value, as of the latest valuation date, of the common stock on the date of grants.

During the third quarter ended December 31, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, under the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. In accordance with SFAS No. 123, we estimated the fair value of options using an option-pricing model that takes into account assumptions such as the dividend yield, the risk-free interest rate, and the expected life of the options. The dividend yield is excluded from the calculation, as it is our present intention to retain all future earnings. As a result of the adoption of SFAS No. 123, and in accordance with its provisions, we recorded a non-cash stock compensation charge of $1,557,000 in the third quarter of fiscal 2005 for the modifications, as defined in SFAS No. 123, made to outstanding Holding options during the quarter.

Pension and Other Postretirement Benefits

We develop our pension and other postretirement benefit costs and credits from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions.

Changes in the related pension and other postretirement benefit costs or credits may occur in the future due to changes in the assumptions, as well as due to fluctuations in our related headcount. In April 2004, we made an annual contribution of $700,000 to our hourly employee pension plan as a result of changes in assumptions. We expect to make annual payments of $700,000 over the next three years and $400,000 thereafter to meet ERISA minimum pension funding requirements.

Insurance Reserves

Our insurance for workers’ compensation, general liability, vehicle liability and, to a certain extent, health care are effectively self-insured. We use third-party administrators to process all such claims. Our third-party administrators use claims for worker’s compensation, along with other factors, to establish reserves required to cover our worker’s compensation liability. We also maintain reserves to cover expected medical claims to be paid subsequent to the end of a plan year or upon termination of the plan. Our management reviews our reserves associated with the exposure to these self-insured liabilities for adequacy at the end of each reporting period.

Incentive Compensation

Management incentive plans are tied to various financial performance metrics. Bonus accruals made throughout the year are based on management’s best estimate of the achievement of the specific financial metrics. We make adjustments to the accruals on a quarterly basis as forecasts of financial performance are updated. At year-end, we adjust the accruals to reflect the actual results achieved.

Contingencies

We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. We make a determination of the amount of reserves required, if any, for these contingencies after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, we estimate our current tax liability after considering our temporary differences resulting from deferral or recognition of items, such as depreciation, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. On a quarterly basis, we assess the likelihood that our deferred tax assets will be recovered from future taxable income, taking into account laws and regulations applicable to the individual items, and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we will include and expense the allowance within the tax provision in our statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

In fiscal 2005, we recorded an income tax benefit of $38,562,000 compared to an income tax provision of $3,127,000 in fiscal 2004. In calculating our tax provision for fiscal 2005, we determined that because of our projected future earnings in fiscal 2006 and beyond, it was more likely than not we would realize the benefit from our deferred tax assets and deferred tax liabilities. As such, we recognized an income tax benefit of $56,303,000 related to the reduction in our valuation allowance, primarily attributed to our net operating loss carry-forwards and the payment of the high-yield debt interest on the Variable Rate Senior Notes issued by Holding.

Results of Operation

The following table sets forth certain of our consolidated statement of operations data. The historical financial data for the fiscal years ended March 31, 2003, 2004 and 2005 are derived from the historical financial statements included elsewhere herein.

	Year Ended March 31,
	2003	%	2004	%	2005	%
	(dollars in thousands)
Statement of Operations Data:
Revenues	$919,927	100.0%	$1,040,367	100.0%	$1,608,890	100.0%
Gross profit	261,365	28.4	286,101	27.5	424,019	26.4
Operating expenses	210,250	22.9	216,609	20.8	289,318	18.0
Income from operations	51,115	5.6	69,492	6.7	134,701	8.4
Net interest expense	82,486	9.0	89,927	8.6	75,760	4.7
Net income (loss)	(32,871)	-3.6	(23,562)	-2.3	97,503	6.1

Results of Operations-Year ended March 31, 2005 compared to year ended March 31, 2004

Revenues. Revenues for fiscal 2005 increased 54.6% to $1,608.9 million, from $1,040.4 million in fiscal 2004, reflecting a 16.3% increase in tons shipped from stock inventory and a 38.8% increase in average selling prices when compared to fiscal 2004. Revenues from our domestic operations increased 54.5% to $1,499.4 million in fiscal 2005, from $970.4 million in fiscal 2004. The increase was due to stronger demand for products sold to customers in certain industries we serve, including machine tools, fluid power, industrial equipment and metal service centers and wholesale trade. Revenues from our Canadian operations increased 56.4% to $109.5 in fiscal 2005, from $70.0 million in fiscal 2004, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and overall stronger economic conditions.

Gross Profit. Gross profit for fiscal 2005 increased 48.2% to $424.0 million, from $286.1 million in fiscal 2004, while gross margins were 26.4% and 27.5%, respectively. Our gross profit increased due to improved customer demand and market conditions, primarily in the first six months of fiscal 2005 when limited supplies of many of the products we sell allowed us to pass through increased pricing to our customers before we received higher cost metal products in our inventory. Our increased cost of metals resulted in a charge to cost of sales, to value inventory on a last in first out basis (“LIFO”), of $74.2 million in fiscal 2005, compared to $14.3 million in fiscal 2004. Gross profit and gross margin from our domestic operations were $395.0 million and 26.3%, respectively, during fiscal 2005, compared to $268.2 million and 27.6%, respectively, for fiscal 2004. Gross profit and gross margin from our Canadian operations were $29.0 million and 26.5%, respectively, during fiscal 2005, compared to $17.9 million and 25.6%, respectively, for fiscal 2004.

Expenses. Total operating expenses for fiscal 2005 increased 33.6% to $289.3 million, from $216.6 million for fiscal 2004. As a percentage of revenues, operating expenses were 18.0% in fiscal 2005, compared to 20.8% for fiscal 2004. Operating expenses were impacted in fiscal 2005 by the $25.6 million charge for the special contribution to our stock bonus plan (discussed below), the $6.3 million termination fee paid to Kelso in connection with an amendment to our financial advisory agreement with Kelso, the $3.5 million performance bonus paid to our chief executive officer, the non-cash charge of $1.6 million in connection with our adoption of SFAS No. 123, Accounting for Stock-Based Compensation. Additionally, increases in operating expenses for fiscal 2005 generally reflect the changes in variable expenses impacted by higher tons shipped, rising prices for freight and fuel and higher compensation and benefit costs.

As of March 31, 2005, we have an obligation to contribute 2,447,984 shares of our common stock to our stock bonus plan. The obligation is based in shares and the value of the obligation for the shares to be contributed as of March 31, 2005 is approximately $24.5 million. At the end of each quarterly period we will make a mark to market adjustment to our obligation based on the closing market price of our common stock at the end of the reporting period. Any change in market price from the preceding period will require an adjustment to our obligation and impact our operating expenses accordingly. We are currently in the process of working with our advisors to make the first installment share contribution of this obligation into the trust as expeditiously as possible in order to mitigate the earnings volatility associated with ongoing quarterly revaluations of this obligation. The mark to market adjustment is inherently difficult to estimate, because the obligation will be adjusted to the market value of our common stock at the end of each quarter.

Warehouse and delivery expenses for fiscal 2005 increased 15.7% to $156.6 million, from $135.4 million for fiscal 2004. As a percentage of revenues, warehouse and delivery expenses were 9.7% in fiscal 2005, compared to 13.0% in fiscal 2004. The increase in these expenses resulted primarily from higher freight and fuel prices due to the increase in tons shipped, additional overtime and temporary labor expense and increased equipment and building maintenance expenses, partially offset by lower leased equipment expense. In addition, we recorded a $1.5 million charge in fiscal 2005 to reserve for specialized equipment operating lease obligations related to a parts fabrication contract that was terminated early by the customer.

Selling expenses for fiscal 2005 increased 19.8% to $45.9 million, from $38.3 million in fiscal 2004, and decreased as a percentage of revenues to 2.9% in fiscal 2005 from 3.7% in fiscal 2004. The increase in selling expenses resulted primarily from higher sales incentive for sales personnel resulting from our record sales levels.

General and administrative expenses for fiscal 2005 increased 101.9% to $86.8 million, from $43.0 million for fiscal 2004. These expenses were 5.4% of revenues in fiscal 2005 and 4.1% of revenues in fiscal 2004. Operating expenses were impacted in fiscal 2005 by the $25.6 million for the special contribution to our stock bonus plan, the $6.3 million termination fee paid to Kelso in connection with an amendment to our financial advisory agreement with Kelso, the $3.5 million bonus paid to Mr. Nelson, our chief executive officer, and the non-cash charge of $1.6 million in connection with our adoption of SFAS No. 123, Accounting for Stock-Based Compensation. Additionally, general and administrative expenses increased due to higher compensation expense and costs associated with the relocation and improvement of certain facilities. General and administrative expenses for fiscal 2005 and fiscal 2004 were partially offset by gains on the sale of redundant real estate of $2.2 million and $1.1 million and income attributable to our company owned life insurance programs of $3.0 million and $4.9 million, respectively.

Our general and administrative expenses for fiscal 2005 have been offset by net $21.5 million related to our Company owned life insurance program (“COLI”), compared to a net offset of $19.5 million in fiscal 2004. The benefit in fiscal 2005 is the result of the (1) policies dividend growth of $22.2 million, (2) premium expense of $3.7 million and (3) death proceeds of $3.0 million. Offsetting the $21.5 million benefit is $22.4 million of additional interest expense related to outstanding borrowing on the policies, which is included in the line item net interest expense. The net impact of our COLI program in fiscal 2005 was a decrease in pre-tax income of approximately $0.9 million, compared to $0.6 million in fiscal 2004.

We paid a taxable public offering bonus of $8.5 million to our employees employed by us on April 20, 2005, the closing date of our merger and financial restructuring and public offering, who are also participants in the stock bonus plan. Our expenses for the first quarter of fiscal 2006 will be adversely impacted by this charge.

Net Interest Expense. Net interest expense was $75.8 million during fiscal 2005 and $89.9 million in fiscal 2004. These amounts include interest related to our long-term debt and borrowings against the cash surrender value of company owned life insurance policies we maintain, and the amortization of debt issue costs ($1.8 million in fiscal 2005 and $1.3 million in fiscal 2004). Net interest expense for fiscal 2005 and 2004 include $21.4 million and $38.8 million, respectively, of interest expense relating to Holding’s variable rate senior notes, which is included as a result of the completion of the merger and financial restructuring. The decrease in interest expense related to Holding’s variable rate senior notes was due to fiscal 2005 including six months of interest compared to 12 months in fiscal 2004. Net interest expense is expected to be lower in fiscal 2006 primarily because Holding’s variable rate senior notes were paid in full in connection with the merger and financial restructuring.

During fiscal 2005, the average outstanding indebtedness (excluding borrowings against the cash surrender value of our company owned life insurance policies and Holding’s variable rate senior notes) was $362.7 million versus $361.0 million during fiscal 2004. The weighted average interest rate on such indebtedness during fiscal 2005 was 8.1% versus 8.0% during fiscal 2004. The average borrowings under our domestic credit facility in fiscal 2005 increased to $107.7 million from $104.3 million in fiscal 2004, and the average interest rate was 4.6% for fiscal 2005 compared to 4.2% in fiscal 2004.

The outstanding borrowings against the cash surrender value of our company owned life insurance policies were $203.9 million at March 31, 2005 and $182.6 million at March 31, 2004, and the total interest expense on these borrowings increased to $22.4 million during fiscal 2005, compared to $20.1 million in fiscal 2004. These increases resulted primarily from additional borrowings of $21.6 million against the increased cash surrender value of our company owned life insurance policies in fiscal 2005 to pay annual premiums on the policies and to pay interest on previous borrowings, as described under “—Liquidity and Capital Resources” below.

Income Taxes. We recorded a $38.6 million income tax benefit in fiscal 2005 compared to a tax provision of $3.1 million in fiscal 2004. The benefit is primarily due to the reduction of the deferred tax asset valuation allowance, mainly attributable to the payment of the high-yield debt interest on the Holding Notes and utilization of our net operating losses in fiscal 2005. The deferred tax asset valuation reserve was established in prior years due to the uncertainty of our ability to realize our net operating losses. As a result of paying the interest on the Holding Notes and our strong operating results, we have concluded that it is more likely than not that our net deferred tax assets will be realized and that a valuation allowance against our NOL’s is no longer required. The Company continues to maintain a valuation allowance against the deferred portion of interest expense on the Variable Rate Senior Notes that is not likely to be realized in the future. Income tax expense for fiscal 2004 consists primarily of state franchise, and foreign income taxes.

We currently anticipate that our tax expense for fiscal 2006 will consist of federal, state franchise and foreign income taxes. As such, we currently expect our effective tax rate to be approximately 35% in fiscal 2006.

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

Revenues. Revenues for fiscal 2004 increased 13.1% to $1,040.4 million, compared to $919.9 million in fiscal 2003. Revenues from our domestic operations increased 12.1% to $970.4 million in fiscal 2004, compared to $865.5 million in fiscal 2003, primarily the result of an increase in tons shipped. The increase in tons shipped by our domestic operations was attributable to increased demand for our products sold to customers in certain industries we serve, including oil, gas and energy, fluid power and machine tools, particularly during the fourth quarter of fiscal 2004. Revenues also increased in fiscal 2004 as a result of an increase in prices for the products we sold during fiscal 2004 as compared to fiscal 2003. Revenues from our Canadian operations for fiscal 2004 increased 28.7% to $70.0 million, compared to $54.4 million in fiscal 2003, due to increased capacity and efficiencies from new facilities, effective marketing of core products and services, overall improved economic conditions and favorable currency conversion rates.

Gross Profit. Gross profit increased 9.4% to $286.1 million in fiscal 2004, compared to $261.4 million in fiscal 2003. Gross margin decreased to 27.5% in fiscal 2004, compared to 28.4% in fiscal 2003. The decrease in gross margin was due to increased pricing levels and surcharges imposed by metals producers that resulted in increased costs of metals during the fourth quarter of fiscal 2004. Our increased costs of metals resulted in a LIFO charge of $14.3 million compared to a decrease in costs of metals for fiscal 2003 resulting in a $3.4 million LIFO credit. Gross profit and gross margin from our domestic operations were $268.2 million and 27.6%, respectively in fiscal 2004, compared to $249.8 million and 28.9%, respectively, for fiscal 2003. Gross profit and gross margin from our Canadian operations were $17.9 million and 25.6%, respectively, in fiscal 2004 compared to $11.6 million and 21.3%, respectively, in fiscal 2003.

Expenses. Total operating expenses were $216.6 million in fiscal 2004, compared to $210.3 million in fiscal 2003. As a percentage of revenues, operating expenses were 20.8% in fiscal 2004, compared to 22.9% in fiscal 2003. The increase in operating expenses generally reflected the changes in variable expenses impacted by higher tons shipped and added capacity, partially offset by no loss resulting from early termination debt in fiscal 2004 compared to a loss of $12.3 million resulting from early termination of debt in fiscal 2003. In addition, fiscal 2004 included higher costs for healthcare and workers compensation insurance, selling and management incentives and professional services, partially offset by income attributable to our company owned life insurance programs and gains on sale of surplus properties.

Warehouse and delivery expenses increased $8.3 million to $135.4 million in fiscal 2004, compared to $127.1 million in fiscal 2003. As a percent of revenues, warehouse and delivery expenses were 13.0% in fiscal 2004, compared to 13.8% in fiscal 2003. The increase in these expenses was attributable to higher costs for healthcare and workers compensation insurance and increased expenses for utilities, maintenance, fuel and freight.

Selling expenses increased $6.0 million or 18.6%, to $38.3 million in fiscal 2004, compared to $32.3 million in fiscal 2003, and increased as a percentage of revenues to 3.7% in fiscal 2004 from 3.5% in fiscal 2003. The increase in selling expenses was attributable to higher accruals for incentive compensation due to rapid growth in revenues and gross profit in the fourth quarter of fiscal 2004, and higher healthcare insurance.

General and administrative expenses decreased $7.9 million, or 15.6%, to $42.9 million in fiscal 2004, compared to $50.8 million in fiscal 2003. These expenses were 4.1% of revenues in fiscal 2004 and 5.5% of revenues in fiscal 2003. The increase in these expenses reflected higher healthcare and casualty and liability insurance, an increase in professional services and higher accruals for management incentives, partially offset by higher income recognized in connection with our dividends earned under our company owned life insurance policies, currency exchange gains and gains on sale of surplus property. The increase in professional services was primarily attributable to accounting, legal and financial advisory fees in connection with our financial restructuring as initially proposed.

Our general and administrative expenses for fiscal 2004 have been offset by net $19.5 million related to our COLI program, compared to a net offset of $16.0 million in fiscal 2003. The benefit in fiscal 2004 is the result of the (1) policies dividend growth of $17.8 million, (2) premium expense of $3.0 million and (3) death proceeds of $4.9 million. Offsetting the $19.5 million benefit is $20.1 million of additional interest expense related to outstanding borrowing on the policies, which is included in the line item net interest expense. The net impact of our COLI program in fiscal 2004 was a decrease in pre-tax income of approximately $0.6 million, compared to $1.8 million in fiscal 2003.

We recognized a loss on early retirement of debt of $12.3 million in fiscal 2003 in connection with the early retirement of our 9 1/2% senior notes and term loan, which consisted of the call premium paid, a payment to terminate an interest rate swap agreement, the write-off of deferred financing costs, and certain other expenses incurred in connection with the refinancing transaction. No tax benefit was recorded in connection with this loss due to the uncertainty in realizing the resulting deferred tax asset.

Net Interest Expense. Net interest expense was $89.9 million in fiscal 2004 and $82.5 million in fiscal 2003. These amounts include interest related to our long-term debt and borrowings against the cash surrender value of company owned life insurance policies we maintain, Holding’s variable interest rate notes and the amortization of debt issue costs ($1.3 million in fiscal 2004 and $1.4 million in fiscal 2003).

During fiscal 2004, the average outstanding indebtedness (excluding borrowings against the cash surrender value of our company owned life insurance policies) was $361.0 million versus $355.5 million during fiscal 2003. The weighted average interest rate on such indebtedness during both fiscal 2004 and fiscal 2003 was 8.0%. The average borrowings under our domestic credit facility in fiscal 2004 increased to $104.3 million from $96.4 million in fiscal 2003, and the average interest rate decreased to 4.2% from 4.7% in fiscal 2003. The increase in average borrowings reflected the increased demand and pricing for the products we sell.

The outstanding borrowings against the cash surrender value of our company owned life insurance policies were $182.6 million at March 31, 2004 and $165.0 million at March 31, 2003, and the total interest expense on these borrowings increased to $20.1 million in fiscal 2004, compared to $17.8 million in fiscal 2003. These increases resulted primarily from additional borrowings of $17.7 million against the increased cash surrender value of our company owned life insurance policies in November 2003 to pay annual premiums on the policies and to pay interest on previous borrowings. The interest rates on our existing senior secured notes and our life insurance policy borrowings are fixed at 9.75% and 11.76%, respectively. The interest rate on our credit facility is a floating rate (4.03% as of March 31, 2004).

Liquidity and Capital Resources

Working Capital. Working capital increased to $185.8 million at March 31, 2005, from $129.3 million at March 31, 2004. The increase was attributable to an increase in inventories of $101.2 million, or 44.4%, exclusive of the change in reserve of our non-cash LIFO charge of $74.2 million in fiscal 2005, due to higher prices for metal products, increased tons and changes in inventory mix and an increase in net accounts receivable of $44.2 million, or 33.2%, due to the rapid growth of sales, partially offset by an increase in accounts payable and accrued liabilities of $73.4 million or 31.8%. Our primary sources of cash in fiscal 2005 consisted of funds provided by operations of $75.6 million and proceeds from sale of assets of $6.7 million. Our primary uses of cash in fiscal 2005 consisted of (1) capital expenditures of $23.0 million, (2) repurchases of Holding’s stock of $13.2 million from retiring and terminated employees and (3) net payments under our credit facilities of $36.6 million. The redemption of $13.2 million of Holding capital stock from retiring and terminated EMJ employees was required by the terms of our stock bonus plan and by Holding’s stockholders agreement. This amount was higher than the amount paid in fiscal 2004 and in fiscal 2003 due to the timing of distributions, the number and mix of shares being purchased and changes in stock prices. Effective upon the consummation of our initial public offering and the financial restructuring, we assumed Holding’s obligations under the stock bonus plan and participants no longer have the right to put shares of Holding common stock to Holding or us upon termination of their employment.

Capital Expenditures. Capital expenditures were $23.0 million in fiscal 2005, $10.5 million in fiscal 2004 and $15.3 million in fiscal 2003. Capital expenditures for fiscal 2005 of $23.0 million included $10.2 million for the relocation of our facility within Houston, Texas, relocation of our Chattanooga, Tennessee satellite facility to a new satellite facility in Birmingham, Alabama and expansion of a facility in Wrightsville, Pennsylvania, $7.0 million was spent on routine replacement of machinery and equipment, $4.6 million was spent on facility improvements and $1.2 million was spent on additions and enhancements to our information systems. Our board of directors has approved approximately $25.2 million on capital expenditures during fiscal 2006, primarily for expanding the Kasto system in Chicago and other facility improvements and expansions, new satellite facilities, routine replacement of machinery and equipment and additions and enhancements to our information systems.

Sources of Liquidity. As of March 31, 2005, our primary sources of liquidity were available borrowings of $273.6 million under our domestic credit facility, cash and cash equivalents of approximately $20.0 million, available borrowings of approximately $11.6 million against the company owned life insurance policies we maintain and internally generated funds.

Domestic Credit Facility. On March 4, 2005, our new amended and restated domestic credit facility became effective, providing for an increase in maximum borrowings, a reduction in the applicable interest rate and increased flexibility with respect to capital expenditures, restricted payments and investments. Our amended and restated domestic credit facility allows maximum borrowings of the lesser of $300.0 million, including letters of credit, and an amount equal to 85% of eligible trade receivables plus 60% of eligible inventories. At March 31, 2005, we had $16.9 million of revolving loans and $9.5 million of letters of credit outstanding under our domestic credit facility. Borrowings under our amended and restated domestic credit facility bear interest at a base rate (generally defined as the greater of Deutsche Bank Trust Company Americas’ prime lending rate or 0.5% over the Federal Funds Rate) plus 1.00% or the adjusted Eurodollar rate plus 2.00%. The applicable margin will increase or decrease based on the leverage ratio (as defined in the amended and restated domestic credit facility). At March 31, 2005, the bank’s prime lending rate was 5.75% and the Eurodollar rate was 2.87%. Borrowings under our amended and restated domestic credit facility are secured by our domestic inventory and accounts receivable. Under the amended and restated domestic credit facility, we are obligated to pay certain fees, including an unused commitment fee of 0.375%, payable monthly in arrears, and letter of credit fees of 2.00% per year of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus other standard fees. The amended and restated domestic credit facility also contains a financial covenant concerning the maintenance of a fixed charge coverage ratio. The amended and restated domestic credit facility also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by us and our subsidiaries, dividends and other restricted payments by us and our subsidiaries in respect of capital stock, and certain transactions with affiliates. As of March 31, 2005, we were in compliance with all covenants under our amended and restated domestic credit facility. In December 2004, prior to amending and restating our credit facility, we received an amendment to the credit facility and consents from our bank syndicate to cover planned expenditures exceeding the covenant limitations on capital expenditures for fiscal 2005, the financial restructuring, the payment of the termination fee to Kelso, the special contribution to our stock bonus plan, the redemption of stock options to purchase Holding common stock from Mr. Nelson, our chief executive officer, and the payment of the performance bonus to Mr. Nelson. Our credit facility will mature in March 2010.

Redemption of Mr. Nelson’s Stock Options. A cash payment was made to Maurice S. Nelson, Jr., president and chief executive officer of EMJ and Holding, for $3,006,000 (equal to the difference between the appraised value of the Holding common stock as of March 31, 2004 of $13.76 and the exercise price of $5.41 per share) in consideration of the redemption of options to purchase 360,000 shares of Holding common stock held by Mr. Nelson.

Company Owned Life Insurance Policies. As of March 31, 2005, we had borrowed $203.9 million against the cash surrender value of the life insurance policies that we own. These life insurance policy loans are non-recourse and bear interest at a rate 0.5% greater than the dividend income rate on the policies. As of March 31, 2005, there was approximately $38.6 million of cash surrender value in all life insurance policies we maintain, net of borrowings.

Industrial Revenue Bonds. We have issued industrial revenue bonds in connection with significant facility improvements and construction projects. As of March 31, 2005, our outstanding industrial revenue bond indebtedness amounted to $0.5 million payable in one remaining installment with interest at 9.0% and $3.6 million payable in annual installments of $0.7 million with interest at 5.25%. As of March 31, 2005, principal payments required by our outstanding industrial revenue bond indebtedness amounted to $1.2 million in fiscal 2006, $0.7 million in each of fiscal 2007, 2008 and 2009 and $0.8 million in the aggregate thereafter through fiscal 2010.

Senior Secured Notes. As of March 31, 2005, we had $250.0 million in aggregate principal amount of 9 3/4% senior secured notes outstanding, with interest payable semi-annually on June 1 and December 1. Our notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property, plant and equipment. We will not be required to make any principal payments on our senior secured notes until their maturity in fiscal 2013. The indenture under which our senior secured notes are issued contains covenants that limit our ability to incur additional debt, pay dividends and make distributions, make certain investments, transfer and sell assets, create certain liens in favor of other entities, engage in sale-leaseback transactions, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets.

Variable Rate Senior Notes. As of March 31, 2005, we had $245.9 million in aggregate principal amount outstanding, with interest paid-in-kind semi-annually on July 1 and January 1. The variable rate senior notes were due on June 30, 2013 and bore interest at a variable rate ranging from 18% to 20% (18% as of March 31, 2005). The variable rate senior notes were structurally subordinated to the indebtedness of EMJ and payments of principal and interest on the variable rate senior notes was dependent on the ability of EMJ to make dividends to

Holding, which ability is restricted by covenants contained in the Company’s domestic credit facility and the indenture governing the 9 3/4% Senior Secured Notes. The Company pledged all of the outstanding common stock of the Company as collateral securing the repayment of the Notes.

The Variable rate senior notes were paid in cash and shares of Company common stock upon completion of the Company’s merger and financial restructuring and initial public offering on April 20, 2005.

Canadian Subsidiary Liquidity. Our Canadian subsidiary has available its own credit facilities of up to C$9.0 million, consisting of a revolving credit facility of C$6.0 million, a term financial instruments facility of C$3.0 million to be used for hedging foreign currency and rate fluctuations, and a special credit facility of C$0.4 million for a letter of guarantee in connection with a lease for our facility in Toronto, Ontario. As of March 31, 2005, there were no loans outstanding under the revolving credit facility and a letter of guarantee for C$0.4 million ($0.3 million) was issued. There were no amounts outstanding under our term financial instrument facility as of March 31, 2005.

Future Needs. Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our domestic credit facility, interest payments on our 9 3/4% senior secured notes, capital expenditures and principal and interest payments on our industrial revenue bonds.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated short-term and long-term operating cash requirements, including debt service payments on our credit facility and 9 3/4% senior secured notes prior to their scheduled maturities in fiscal 2010 and fiscal 2013, respectively. We may need to replace or to refinance all or a portion of our credit facility and/or the 9 3/4% senior secured notes prior to their maturity. If we are unable to satisfy our debt obligations or to timely refinance or replace our debt, we may need to sell assets, reduce or delay capital investments or raise additional capital to be able to effectively operate our business.

Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2005. Certain of these contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due By Period
	Total	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter
Long-Term Debt Obligations(a)	$516,889	$247,097	$715	$715	$715	$17,647	$250,000
Capital Lease Obligations	—	—	—	—	—	—	—
Operating Lease Obligations(b)	92,021	15,904	12,329	9,064	7,115	5,597	42,012
Purchase Obligations	—	—	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(c)(d)	33,755	14,527	7,191	5,837	775	400	5,025

Total	$642,665	$277,528	$20,235	$15,616	$8,605	$23,644	$297,037

(a)	Includes $245,882 related to the Variable Rate Senior Notes paid in cash and shares of EMJ common stock upon completion of our merger and financial restructuring and initial public offering on April 20, 2005.
(b)	Excludes cumulative sublease income of $7,171, consisting of $816, $828, $840, $845, $857 and $2,985 for the above periods, respectively.
(c)	Includes estimated annual payments based on prior years trended amounts for postretirement benefits; and; estimated annual payments of $700 over the next three years and $400 thereafter to meet ERISA minimum pension funding requirements beginning in fiscal 2004.
(d)	Includes total special contribution to our stock bonus plan of $24,480, consisting of $13,527, $6,166 and $4,787 for fiscal 2006, 2007 and 2008, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Recent Accounting Developments

During December 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation using the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123. In accordance with SFAS No. 123, we estimated the fair value of options using an option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, and the expected life of the options. At the time of adopting SFAS No. 123 our common stock was not traded on a national securities exchange or an over-the-counter market, and therefore an effectively zero percent volatility was used. The dividend yield is excluded from the calculation, as it is our intention to retain all future earnings. All stock options were fully vested prior to the adoption of SFAS No. 123.

RISK FACTORS

You should carefully consider the risks described below. If any of the following circumstances described in these risk factors occurs, our business, financial condition or results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

The prices we pay for metals may fluctuate due to a number of factors beyond our control, which could adversely affect our operating results if we cannot pass on higher metal prices to our customers.

We purchase large quantities of carbon, alloy and stainless steel, aluminum and other metals, which we sell to a variety of end-users. The average price of metals that we purchase steadily increased during calendar 2004 at the rate of approximately 3.0% per month. These prices leveled off during the fourth quarter of fiscal 2005. The prices we pay for these metals and the prices we charge for our products may change depending on many factors outside of our control, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers. For example, in the past year our suppliers have added various surcharges to the price of metals related to increases in the costs of scrap, energy, raw material and other inputs. These surcharges may or may not continue in the future and could be increased, decreased or eliminated by the suppliers that have imposed them.

Our service centers maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metal in quantities we believe to be appropriate to satisfy the anticipated needs of our customers based on information derived from customers, market conditions, historic usage and industry research. Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders or at the time of shipment. During periods of rising prices for metal, we may be negatively impacted by delays between the time of metal price increases and price increases in our products if we are unable to pass these increases on to our customers. In addition, when metal prices decline, customer demands for lower prices could result in lower sale prices for our products and, as we use existing inventory that we purchased at higher metal prices, lower margins. Consequently, during periods in which we use this existing inventory, the effects of changing metal prices could adversely affect our operating results.

We operate in an industry that is subject to cyclical fluctuations and any downturn in general economic conditions or our customers’ industries could negatively impact our revenues, gross profit and net income.

The metals service center industry is cyclical, impacted by both market demand and metals supply. Periods of economic slowdown or recession in the United States, Canada or other countries, or the public perception that these may occur, would decrease the demand for our products and adversely affect our pricing. For example, the general slowing of the economy in fiscal 2002 and fiscal 2003 adversely impacted our product sales and pricing. While we experienced significantly improved sales volumes and pricing in fiscal 2004 and fiscal 2005, this trend may not continue. Changing economic conditions could depress or delay demand for our products, which could adversely affect our revenues, gross profit and net income.

We sell many products to industries that are cyclical, such as the industrial equipment, oil, gas and energy, construction and agricultural equipment, and transportation industries. The demand for our products is directly related to, and quickly impacted by, demand for the finished goods manufactured by our customers in these industries, which may change as a result of the general U.S., Canadian or worldwide economy, domestic exchange rates, energy prices or other factors beyond our control. If we are unable to accurately project the product needs of our customers over varying lead times, we may not have sufficient inventory to be able to provide sought-after products on a timely basis. In addition, if we are not able to increase sales of products to customers in other industries when one or more of the cyclical industries that we serve is experiencing a decline, our revenues, gross profit and net income may be adversely affected.

The price of metals is subject to fluctuations in the supply and demand for metals worldwide and changes in the worldwide balance of supply and demand could negatively impact our revenues, gross profit and net income.

Metal prices are volatile due to, among other things, fluctuations in foreign and domestic production capacity, metals consumption and foreign currency rates. For example, in the past few years, China has significantly increased its consumption of metals and metal products. This large and growing demand for metals has significantly affected the metals industry, diverting supply to China and contributing to the recent increase in metal prices. If, in the future, China experiences a downturn in general economic conditions or increases its internal production of metals, its demand for metals produced outside of China could decrease. Such a decrease could cause a reduction in metal prices globally, which could adversely affect our revenues, gross profit and net income. Additionally, significant currency fluctuations in the United States or abroad could negatively impact our cost of metals and the pricing of our products. Recently, the decline in the dollar relative to foreign currencies resulted in increased prices for metals and metal products in the United States as imported metals became relatively more expensive. If, in the future, the dollar increases in value relative to foreign currencies, the domestic market may be more attractive to foreign producers, resulting in increased supply that could cause decreased metal prices and adversely affect our revenues, gross profit and net income.

We compete with a large number of companies in the metals service center industry, and if we are unable to compete effectively, our revenues, gross profit and net income may decline.

We compete with a large number of other general-line distributors and specialty distributors in the metals service center industry. Competition is based principally on price, inventory availability, timely delivery, customer service, quality and processing capabilities. Competition in the various markets in which we participate comes from companies of various sizes, some of which have greater financial resources than we do and some of which have more established brand names in the local markets we serve. Accordingly, these competitors may be better able to withstand changes in conditions within our customers’ industries and may have greater operating and financial flexibility than we have. To compete for customer sales, we may lower our prices or offer increased services at a higher cost to us, which could reduce our revenues, gross profit and net income.

If our customers, which are primarily North American manufacturing and industrial companies, relocate operations or outsource functions overseas, we would lose their business.

Our customer base is located in the United States and Canada and consists primarily of manufacturing and industrial companies. We do not currently operate facilities outside of North America. Therefore, in the event our customers relocate production operations or outsource particular functions overseas, we would lose their business, which could have an adverse effect on our revenues, gross profit and net income.

If we were to lose any of our primary suppliers or otherwise be unable to obtain sufficient amounts of necessary metals on a timely basis, we may not be able to meet our customers’ needs and may suffer reduced sales.

Because we have no long-term contracts to purchase metals, our primary suppliers of carbon, alloy and stainless steel, aluminum or other metals could curtail or discontinue their delivery of these metals to us in the quantities we need. Our ability to meet our customers’ needs and provide value-added inventory management services depends on our ability to maintain an uninterrupted supply of metal products from our suppliers. If our suppliers experience production problems, lack of capacity or transportation disruptions, the lead times for receiving our supply of metal products could be extended and the cost of our inventory may increase. If, in the future, we are unable to obtain sufficient amounts of the necessary metals at competitive prices and on a timely basis from our traditional suppliers, we may not be able to obtain these metals from acceptable alternative sources at competitive prices to meet our delivery schedules. Even if we do find acceptable alternative suppliers, the process of locating and securing these alternatives may be disruptive to our business, which could have an adverse impact on our ability to meet our customers’ needs and reduce our sales, gross profit and net income. In addition, if a significant domestic supply source is discontinued and we cannot find acceptable domestic alternatives, we may need to find a foreign source of supply. Dependence on foreign sources of supply could lead to longer lead times, increased price volatility, less favorable payment terms and certain tariffs and duties.

Our business may be adversely affected by our “on-time or free” delivery guarantee if we are unable to deliver our products on a timely basis.

We provide customers with an “on-time or free” delivery guarantee. Therefore, significant disruptions to timely deliveries of our products could lead to increased customer credits, harm to our reputation and a loss of market share.

As a decentralized business, we depend on both senior management and our key operating employees; if we are unable to attract and retain these individuals, our ability to operate and grow our business may be adversely affected.

Because of our decentralized operating style, we depend on the efforts of our senior management, including our chief executive officer, Maurice S. Nelson, Jr., and key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. Other than a retention agreement with Mr. Nelson whereby we have agreed to pay Mr. Nelson a bonus of $3.0 million if he continues to serve as our president and chief executive officer until March 31, 2007 or if his employment is terminated under certain circumstances, we do not have employment agreements with any of our officers or employees in the United States, which may mean they may have less of an incentive to stay with us when presented with alternative employment opportunities. In addition, our senior management and key operating employees hold stock options that have vested and common stock in our stock bonus plan. These individuals may, therefore, be more likely to leave us if the shares of our common stock significantly appreciate in value. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to seeking a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.

Damage to our computer infrastructure and software systems could harm our business.

The unavailability of any of our information management systems for any significant period of time could have a material adverse effect on our operations. In particular, our ability to deliver products to our customers when needed, collect our receivables and manage inventory levels successfully largely depends on the efficient operation of our computer hardware and software systems. Through our information management systems, we track and allocate inventory among all of our locations, improve customer service through better order and product reference data and monitor operating results. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could lead to business interruptions that could harm our reputation, increase our operating costs and decrease our profitability. In addition, these systems are vulnerable to, among other things, damage or interruption from power loss, computer system and network failures, loss of telecommunications services, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

We have outsourced the maintenance and operation of most of our hardware to a third-party service provider that also provides us with backup systems in the event that our information management systems are damaged. It is possible that the backup facilities and other protective measures we take could prove to be inadequate. Moreover, it is possible that an event or disaster at our service provider’s facilities could materially and adversely affect our ability to meet our customers’ needs and the ability of each of our locations to operate efficiently.

Our business could be adversely affected by a disruption to our Chicago facility’s operations.

During fiscal 2005, our Chicago facility processed and shipped an average of 2,440 inventory line items per day, or approximately 24% of the line items shipped from all of our facilities during that period. Our Chicago facility serves its regional customers and also supplies products to all of our other service centers. Therefore, any disruption to our operations at this facility could adversely impact the performance of our other service centers and impair our ability to deliver products and services to our customers throughout the United States on a timely basis. Our operations at the Chicago facility could be disrupted in the event of:

•	damage to, or inoperability of, its automated warehouse system;

•	a hardware or software error, failure or crash;

•	a power or telecommunications failure; or

•	fire, flood or other natural disaster.

Any disruption could damage our reputation, cause customers to cease purchasing metals from us and cause customers to incur substantial losses. We could be subject to claims or litigation with respect to these losses. Our property and business interruption insurance may not adequately compensate us for all losses we may incur.

If we do not successfully implement our satellite operations growth strategy, our ability to grow our business could be impaired.

A key aspect of our growth strategy is the establishment of “satellite” operations, a physical presence in geographic markets (1) in which we have several significant customers or there are several potential customers that have a demand for our products and services and (2) that is supported by inventory, inside salespeople and the general management of one of our larger service centers. We may not be able to identify suitable locations for these operations or enter into agreements to purchase or lease locations upon satisfactory terms. In addition, we could fail to generate, or suffer a loss of, or a decrease in, purchases by one or more significant customers served by a satellite location, which could prevent us from realizing the expected benefits of such satellite location. Any of these occurrences could impair our ability to grow our business.

Labor disruptions could adversely affect our operations.

We have entered into collective bargaining agreements with union locals at our facilities that expire on staggered dates between 2005 and 2010. A work stoppage at one of our facilities that lasts for a significant period of time could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs.

We are subject to various environmental and employee safety and health regulations, which could subject us to significant liabilities and compliance expenditures.

We are subject to extensive federal, state and local environmental laws and regulations concerning air emissions, wastewater discharges, underground storage tanks and solid and hazardous waste disposal at or from our facilities. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health regulations are comprehensive, complex and frequently changing. Some of these laws and regulations are subject to varying and conflicting interpretations. We may be subject from time to time to administrative and/or judicial proceedings or investigations brought by private parties or governmental agencies with respect to environmental matters and employee safety and health issues. For example, there are currently remediation and/or investigation activities at certain former facilities where soil and/or groundwater contamination is present, and we have been notified of a potential claim relating to possible off-site contamination of river sediments from one of these facilities, which is our former Forge facility located in Seattle, Washington. As of March 31, 2005, we accrued approximately $0.2 million with respect to the Forge facility for expected environmental investigation and remediation costs in fiscal 2005 for compliance and sampling work in connection with an AOC that we executed at the request of the United States Environmental Protection Agency. We have also accrued $0.5 million for clean-up and monitoring activities we have agreed to undertake at our former facility at Clinton Drive in Houston, Texas. These amounts may not be sufficient to cover our costs under the AOC or our agreement with the current owners of the Houston facility or other costs or liabilities that may arise in the future in connection with the Forge facility or the Houston facility.

We also entered into (1) a funding and participation agreement with the current owners of the Forge facility that requires us to fund 85% of the costs incurred in connection with the investigation activities to be performed under the AOC and (2) an agreement with the current owners of the Houston facility to indemnify the owners for pre-existing environmental issues at the Houston facility based on the Texas Commission for Environmental Quality industrial/commercial standards. We do not carry environmental insurance coverage. Proceedings and investigations with respect to environmental matters and any employee safety and health issues could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines or the suspension or interruption of our service center activities. Some of our current properties are located in industrial areas with histories of heavy industrial use. The location of these properties may require us to incur expenditures and to establish environmental liabilities for costs that arise from causes other than our operations. Future events, such as changes in existing laws and regulations or their enforcement, new laws and regulations or the discovery of conditions not currently known to us, could create material compliance or remedial liabilities and costs which may constrain our operations or make such operations more costly.

Our operating results have fluctuated, and are expected to continue fluctuating, depending on the season, and such fluctuations may adversely affect our stock price.

Many of our customers are in seasonal businesses, including customers in the construction equipment and agricultural industries. In addition, our revenues in the months of July, November and December traditionally have been lower than in other months because of increased vacation days and holiday closures for various customers. Consequently, you should not rely on our results of operations during any particular quarter as an indication of our results for a full year or any other quarter. In addition, if analysts and investors inaccurately estimate our results of operations in one or more future quarters and our operating results fall below expectations, our stock price may decline.

Risks Relating to Our Indebtedness

Our substantial indebtedness could impair our financial condition and reduce the funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

We are highly leveraged and have substantial debt service obligations. On April 20, 2005, Holding’s Variable Rate Senior Notes of $257.1 million were paid in cash and shares of Company common stock; however, as of April 29, 2005, we still had aggregate outstanding indebtedness of $313.3 million. Our substantial indebtedness could adversely affect us in the following ways:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations or other purposes;

•	some of our debt is, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•	because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage;

•	our leverage will increase our vulnerability to economic downturns and limit our ability to withstand adverse events in our business by limiting our financial alternatives; and

•	our ability to capitalize on significant business opportunities and to plan for, or respond to, competition and changes in our business may be limited.

Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing availability under our domestic credit facility. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our annual debt service obligations until March 3, 2010, when our amended and restated domestic credit facility is expected to mature, will be primarily limited to interest payments on our 9 3/4% senior secured notes, our domestic credit facility, our industrial revenue bonds and principal payments on our industrial revenue bonds. The principal payments on our outstanding industrial revenue bonds are approximately $1.2 million in fiscal 2006, $0.7 million in fiscal 2007 and $2.2 million in the aggregate thereafter through fiscal 2010. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from operations to repay our amended and restated domestic credit facility when it matures in fiscal 2010 or our 9 3/4% senior secured notes when they mature in fiscal 2013. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms, and for proceeds, that are acceptable to us. Furthermore, these transactions may not be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to timely refinance our obligations on acceptable terms, could adversely affect our ability to serve our customers and could cause us to discontinue our operations as planned. Our amended and restated domestic credit facility is secured by a first priority lien on all of our domestic inventory and accounts receivable. Our ability to refinance our 9 3/4% senior secured notes or seek additional financing could be impaired as a result of this security.

Our ability to consummate a change of control transaction could be hampered by the consequences it triggers under our debt instruments, including the required repurchase of our 9 3/4% senior secured notes and the possible acceleration of repayment of our domestic credit facility.

If, in the future, we experience a “change of control” as defined under the indenture for our 9 3/4% senior secured notes, we are required to make a “change of control offer” to purchase all of our 9 3/4% senior secured notes issued and then outstanding at a purchase price equal to 101% of the principal amount thereof plus accrued interest thereon, as of the date of purchase. Any change of control under the indenture also would constitute a default under our domestic credit facility pursuant to which the lenders under our credit facility could accelerate and require immediate payment of all of the then outstanding obligations under our credit facility.

If, in the future, we experience a change of control, it is likely that we would be unable to repay all of our obligations under our domestic credit facility, our 9 3/4% senior secured notes and any other indebtedness that might become payable upon the occurrence of the change of control. Accordingly, it is likely that a prospective acquiror of all or substantially all of our assets or of more than 50% of our common stock would, in order to avoid the occurrence of a default under our indebtedness, either fund our purchase of the notes tendered in the required change of control offer or seek to refinance our notes, credit facility and other indebtedness. Such funding or refinancing may have the effect of delaying, deferring or preventing such an acquisition.

Risks Relating to Our Common Stock

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock or our ability to raise additional capital.

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. All of the shares of our common stock outstanding are freely tradable without restriction or further registration under the federal securities laws, unless held by our “affiliates” within the meaning of Rule 144 under the Securities Act or subject to the lock-up agreements, limitations on the ability of participants to transfer shares of common stock held in our stock bonus plan or transfer restriction agreements described below. Shares held by our “affiliates” are “restricted securities” and are subject to the volume and manner of sale restrictions of Rule 144. In addition, our certificate of incorporation permits the issuance of up to 80,000,000 shares of common stock. As of June 21, 2005, we had an aggregate of 31,482,906 shares of our common stock authorized but unissued. Thus, we have the ability to issue substantial amounts of common stock in the future.

We, each of our directors, each of our executive officers, the Kelso funds and each of their affiliates that own our common stock, our stock bonus plan and certain other stockholders have agreed for a period of 180 days after the date of the closing of our initial public offering, subject to extensions in certain limited circumstances, to not, without the prior written consent of Credit Suisse First Boston LLC and Goldman, Sachs & Co., directly or indirectly, offer to sell, sell, pledge or otherwise dispose of any shares of our common stock, subject to certain permitted exceptions. Following the expiration of the lock-up period, all of the shares of common stock subject to these agreements will be available for sale in the public market, subject to the restrictions on sales by affiliates under the Securities Act, limitations on the ability of participants to transfer shares of common stock held in our stock bonus plan and transfer restriction agreements. Pursuant to transfer restriction agreements, our executive officers and district managers have agreed to limit their ability to sell their shares of our common stock for a period of two years after the consummation of this offering. The stock bonus plan limits the ability of participants to sell shares of our common stock in their accounts, including for a period of two years after the consummation our initial public offering.

On June 27, 2005, we filed a registration statement on Form S-8 under the Securities Act covering (1) 3,053,668 shares of common stock that will be issuable upon exercise of options under the Holding stock option plan in connection with our assumption of those options in connection with the consummation of the financial restructuring, (2) 2,425,856 shares of common stock that will be issuable pursuant to our stock incentive plan, which equals 5% of the aggregate number of shares of our common stock outstanding upon completion of the financial restructuring and the public offering and (3) the 2,447,984 shares of common stock that we have reserved for issuance to our stock bonus plan pursuant to the special contribution in connection with the amended consent order for the plan. Accordingly, subject to applicable vesting requirements, exercise with respect to options, limitations on the ability of participants to transfer shares of common stock held in our stock bonus plan, the provisions of Rule 144 with respect to affiliates and, if applicable, expiration of the 180-day lock-up agreements and the transfer restriction agreements, shares registered under the registration statement on Form S-8 will be available for sale in the open market. In addition, we have granted the Kelso funds, other Kelso affiliates and Mr. Nelson registration rights with respect to their shares of our common stock, including the 25,205,133 shares of our common stock the Kelso funds and other Kelso affiliates own.

Because the Kelso funds and other Kelso affiliates have the ability to control or significantly influence us, the influence of our public stockholders over significant corporate actions is limited and there may be circumstances in which the interests of the Kelso funds and other Kelso affiliates could be in conflict with us or public stockholders.

The Kelso funds and other Kelso affiliates control approximately 51.9% of our outstanding common stock. As a result, the Kelso funds and other Kelso affiliates have the power to control or significantly influence all matters submitted to our stockholders, including the election of our directors and amendments to our certificate of incorporation. The Kelso funds and other Kelso affiliates also have the ability to control or significantly influence the approval or disapproval of any transaction that requires the approval of stockholders regardless of whether or not other stockholders believe that any such transaction is in their own best interests. So long as the Kelso funds and other Kelso affiliates continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence our decisions.

Further, in deciding how to vote on matters concerning us, the Kelso funds and other Kelso affiliates may be influenced by interests that conflict with our interests or the interests of our public stockholders. These conflicts may not be resolved in our or our public stockholders’ favor. For example, the Kelso funds and other Kelso affiliates, through their significant ownership in us, may seek to cause us to take actions that, in their judgment, enhances their investment in us, but which might involve risks to, or otherwise adversely affect, us. In addition, a number of our board members are affiliated with the Kelso funds. Furthermore, we have agreed with the Kelso funds that for so long as the Kelso funds own in excess of 20% of our issued and outstanding common stock, the Kelso funds will be entitled to designate two directors, and for so long as the Kelso funds own in excess of 10% of our issued and outstanding common stock, the Kelso funds will be entitled to designate one director, to be included in the slate of directors nominated by us for election to our board of directors in our annual proxy statement. These relationships could create or appear to create potential conflicts of interest when these individuals are faced with decisions that could have different implications for us, the Kelso funds and other Kelso affiliates.

The market price of our common stock could fluctuate significantly and an active trading market for the common stock might not develop or continue.

Prior to our initial public offering, there was no public market for our common stock. Our common stock was approved for listing on The New York Stock Exchange under the symbol “JOR,” and began trading on April 15, 2005. Since our initial public offering, our stock price has, at times, been volatile. Although shares of our common stock are listed on The New York Stock Exchange, an active trading market might not develop or continue. If an active trading market for our common stock does not develop or is not maintained, our stockholders might find it difficult to resell, or be unable to sell, their common stock, which could contribute to the volatility of our common stock price.

The price of our common stock may be subject to sudden decreases due to the potential volatility of the price of our common stock.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, which could also cause variations in our quarterly results of operations. These factors may include the factors discussed in other risk factors included in this prospectus and the following factors:

•	press releases or publicity relating to us or our competitors or relating to trends in the metals service industry;

•	changes in the legal or regulatory environment affecting our business;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the operating and stock performance of other companies that investors may deem comparable;

•	developments affecting us, our customers or our suppliers;

•	inability to meet securities analysts’ and investors’ quarterly or annual estimates or targets of our performance; and

•	general domestic or international economic, market and political conditions.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent our stockholders from selling their common stock at or above the price they purchased it at. In addition, the stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. In the past, some stockholders have brought securities class action lawsuits against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation, regardless of whether we are ultimately successful, could result in substantial costs and divert management’s attention and resources.

Because we do not anticipate paying dividends on our common stock in the foreseeable future, our stockholders should not expect to receive dividends on shares of our common stock.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. In addition, our domestic credit facility prohibits us from paying, and the indenture for our 9 3/4% senior secured notes limits our ability to pay, dividends after the financial restructuring. We are restricted from paying cash dividends and making other distributions to our stockholders under the indenture unless 50% of our consolidated net income, as adjusted, exceeds prior distributions to stockholders, subject to certain other limitations.

Provisions of our certificate of incorporation and our bylaws could delay or prevent a takeover of us by a third party.

Our certificate or incorporation and our bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock and the rights of our stockholders. For example, our certificate of incorporation and bylaws (1) permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board and (2) impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board. In addition, our domestic credit facility and the indenture for our 9 3/4% senior secured notes contain limitations on our ability to enter into change of control transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors caused by changes in commodity prices, interest rates and foreign currency exchange rates. We do not use financial instruments or enter into hedging transactions for speculative or trading purposes with respect to managing these market risks. However, we have used and will continue to evaluate the use of financial instruments to reduce our exposure to higher interest costs during periods of rising interest rates. At March 31, 2005, no such financial instruments existed. Our exposure to changing interest rates is limited to our domestic revolving credit facility such that our results of operations and cash flows during fiscal 2005 would have been impacted by approximately $1.1 million for each 1% increase or decrease in the applicable interest rate.

The currency used by our foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, and adjustments resulting from the translation of financial statements are included in accumulated other comprehensive income (loss) within our stockholder’s equity (deficit). Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar. Changes in the exchange rate of the Canadian dollar have not had and are not expected to have a material impact on our results of operations and cash flows. We estimate that a 10% change in the average exchange rate of the Canadian dollar during fiscal 2005 would have impacted our net income by approximately $1.1 million. We do not expect to hedge our exposure to foreign currency fluctuations in the foreseeable future.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required by this Item 8 listed under Item 15 “Exhibits and Financial Statement Schedules” and are as set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company’s accountants on any accounting or financial disclosure issues.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, of the effectiveness of disclosure controls and procedures (as defined in Rule 15d-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the period covered by this Annual Report on Form 10-K, the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed by the Company in the reports filed or furnished by us under the Exchange Act was gathered, analyzed and reported or otherwise made known to them and other members of management, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of March 31, 2005.

Item 11. Executive Compensation

The information pertaining to executive compensation is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of March 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management and related stockholder matters is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of March 31, 2005.

Item 13. Certain Relationships and Related Transactions

The information pertaining to security ownership of certain beneficial owners and management and related stockholder matters is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of March 31, 2005.

Item 14. Principal Accountant Fees and Services.

The information pertaining to principal accountant fees and services is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of March 31, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

See “Index to Audited Consolidated Financial Statements” (page F-1).

(a)(2) Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts and Reserves (page S-2)

All other schedules have been omitted because the information is not applicable or is not material or because the information required is set forth in the financial statements or the notes thereto.

(a)(3) Exhibits.

See “Index to Exhibits” for listing of those exhibits included in this filing.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of December 17, 2004, amended as of January 28, 2005, and further amended as of March 3, 2005, by and among Earle M. Jorgensen Company (the “Company”), Earle M. Jorgensen Holding Company, Inc. (“Holding”), and EMJ Metals LLC. Incorporated by reference to Annex A to the Company’s Amendment No. 5 to Registration Statement on Form S-4 as filed on March 11, 2005 (Registration No. 333-111882) (the “Company’s S-4 Amendment No. 5”).

2.2	Exchange Agreement, dated as of December 17, 2004, and amended as of March 3, 2005, by and among the Company, Holding, Kelso Investment Associates, L.P. (“KIA II”), Kelso Equity Partners II, L.P. (“KEP II”), KIA III-Earle M. Jorgensen, L.P. (“KIA III-EMJ”), and Kelso Investment Associates IV, L.P. (“KIA I”). Incorporated by reference to Annex B to the Company’s S-4 Amendment No. 5.

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 28, 2005, by and among the Company, Holding and EMJ Metals LLC. Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 (the “Company’s December 31, 2004 Form 10-Q”).

2.4	Second Amendment to Agreement and Plan of Merger and Reorganization, dated as of March 3, 2005, by and among the Company, Holding and EMJ Metals LLC. Incorporated by reference to Exhibit 2.4 to the Company’s Amendment No. 4 to Registration Statement on Form S-4 as filed on March 8, 2005 (Registration No. 333-111882) (the “Company’s S-4 Amendment No. 4”).

2.5	First Amendment to Exchange Agreement, dated as of March 3, 2005, by and among the Company, Holding, KIA II, KEP II, KIA III-EMJ, and KIA I. Incorporated by reference to Exhibit 2.5 to the Company’s S-4 Amendment No. 4.

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Annex C to the Company’s S-4 Amendment No. 5.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Annex D to the Company’s S-4 Amendment No. 5.

4.1	Specimen stock certificate representing the Company’s common stock. Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 3 to Registration Statement on Form S-4 as filed on February 11, 2005 (Registration No. 333-111882) (the “Company’s S-4 Amendment No. 3”).

4.2	Form of Restructuring Agreement, among Holding, the Company and KIA IV. Incorporated by reference to Exhibit 4.25 to Amendment No. 3 filed on March 3, 1993 (“Amendment No. 3”) to the Company’s 1993 Registration Statement on Form S-1 as filed on January 15, 1993 (Registration No. 33-57134) (the “Company’s 1993 Registration Statement”).

4.3	Amendment to Restructuring Agreement, dated as of March 3, 1993, and amended as of March 24, 1998, by and between Holding and KIA IV. Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

4.4	Second Amendment to the Restructuring Agreement, dated as of March 3, 1993, and amended as of May 22, 2002, by and between Holding and KIA IV. Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (the “Company’s 2003 Form 10-K”).

4.5	Second Amendment to the Restructuring Agreement, dated as of March 3, 1993, and amended as of May 22, 2002, by and between Holding and KIA IV. Incorporated by reference to Exhibit 4.4 to the Company’s 2003 Form 10-K.

Exhibit Number	Description
4.6	Third Amendment to the Restructuring Agreement, dated as of March 3, 1993, and amended as of June 28, 2002, by and between Holding and KIA IV. Incorporated by reference to Exhibit 4.5 to the Company’s 2003 Form 10-K.

4.7	Fourth Amendment to the Restructuring Agreement, dated as of March 3, 1993, and amended as of September 30, 2002, by and between Holding and KIA IV. Incorporated by reference to Exhibit 4.6 to the Company’s 2003 Form 10-K.

4.8	Fifth Amendment to the Restructuring Agreement, dated as of March 3, 1993, and amended as of December 31, 2002, by and between Holding and KIA IV. Incorporated by reference to Exhibit 4.7 to the Company’s 2003 Form 10-K.

4.9	Second Amended and Restated Credit Agreement, dated as of March 3, 1993, amended and restated as of March 24, 1998, and further amended and restated as of April 12, 2002 (the “Credit Agreement”), by and among the Company, Holding, Various Financial Institutions, BT Commercial Corporation, as agents, and Deutsche Bank Alex. Brown Incorporated, as Lead Arranger and Sole Book Runner. Incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 as filed on July 3, 2002 (Registration No. 333-91866) (the “Company’s 2002 Registration Statement”).

4.10	Form of Indenture with respect to the Company’s 9 3/4% Senior Secured Notes due 2012. Incorporated by reference to Exhibit 4.17 to the Company’s 2002 Registration Statement.

4.11	Form of certificate for EMJ’s 9 3/4% Senior Secured Notes, Series A, $248,435,000. Incorporated by reference to Exhibit 4.18(a) to the Company’s 2002 Registration Statement.

4.12	Form of certificate for EMJ’s 9 3/4% Senior Secured Notes, Series A, $1,565,000. Incorporated by reference to Exhibit 4.18(b) to the Company’s 2002 Registration Statement.

4.13	Purchase Agreement, dated as of May 17, 2002, by and among the Company, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc., for an aggregate of $250,000,000 in principal amount of EMJ’s 9 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.19 of the Company’s 2002 Registration Statement.

4.14	First Amendment to the Credit Agreement and Consent, dated as of May 22, 2002, by and among the Company, Holding, the banks and other financial institutions signatory thereto and Deutsche Bank Trust Company Americas, as agent. Incorporated by reference to Exhibit 4.21 to the Company’s 2002 Registration Statement.

4.15	Security Agreement, dated as of May 22, 2002, by and among the Company and other Grantors signatory thereto and The Bank of New York, as trustee. Incorporated by reference to Exhibit 4.22 to the Company’s 2002 Registration Statement.

4.16	Intercreditor Amendment, dated as of May 22, 2002, by and among The Bank of New York, as Trustee under the Indenture with respect to EMJ’s 9 3/4% Senior Notes, and Deutsche Bank Trust Company Americas, as agent under the Credit Agreement. Incorporated by reference to Exhibit 4.23 to the Company’s 2002 Registration Statement.

4.17	Form of Amended and Restated Second Amendment to Second Amended and Restated Credit Agreement and Consents, dated as of December 14, 2004, by and among the Company, Holding, the banks and other financial institutions signatory thereto and Deutsche Bank Trust Company Americas, as agent. Incorporated by reference to Exhibit 4.17 to the Company’s Amendment No. 2 to Registration Statement on Form S-4 as filed on December 22, 2004 (Registration No. 333-111882) (the “Company’s Amendment No. 2”).

Exhibit Number	Description
4.18	Consent to Increased Capital Expenditures, dated June 30, 2004, by and among the Company, Holding, the banks and other financial institutions signatory thereto and Deutsche Bank Trust Company Americas, as agent. Incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

4.19	Consent to Payment of Advisory Fee, dated as of December 20, 2004, by and among the Company, Holding, the financial institutions party thereto and Deutsche Bank Trust Company, as agent. Incorporated by reference to Exhibit 4.1 to the Company’s December 31, 2004 Form 10-Q.

4.20	Form of Third Amended and Restated Credit Agreement, dated as of March 3, 1993, amended and restated as of March 24, 1998, further amended and restated as of April 12, 2002, and further amended and restated as of March 3, 2005, by and among Holding, the Company, each of those financial institutions listed from time to time on Schedule I thereto, and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), acting as agent (the “Third Amended and Restated Credit Agreement”). Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on March 7, 2005.

4.21	Form of Borrower Reaffirmation and Amendment to Security Agreement, dated as of March 3, 2005, by and among the Company, Holding, each of those financial institutions listed from time to time on Schedule I to the Third Amended and Restated Credit Agreement, and Deutsche Bank Trust Company Americas, acting as agent. Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on March 7, 2005.

10.1	Stockholders Agreement, amended and restated as of September 14, 1990, by and among Holding, KIA III-EMJ, KIA IV, KEP II and the Management Stockholders and Other Investors named therein. Incorporated by reference to Exhibit 4.1 to Holding’s Post-Effective Amendment No. 1 to Holding’s Registration Statement as filed on October 12, 1990 (Registration No. 33-35022).

10.2	Amendment to the Stockholders Agreement, dated as of January 20, 1992. Incorporated by reference to Exhibit 10.2 to Amendment No. 3.

10.3	Second Amendment to the Stockholders Agreement, dated as of September 30, 1994. Incorporated by reference to Exhibit 10.41 to Amendment No. 1 filed June 2, 1995 to Holding’s Registration Statement on Form S-1 as filed on October 19, 1994 (Registration No. 33-85364).

10.4	Third Amendment to the Stockholders Agreement, dated as of July 23, 1998. Incorporated by reference to Exhibit 10.4 to the Company’s 2003 Form 10-K.

10.5	Services Agreement, dated as of March 19, 1990, by and between EMJ Acquisition, Inc. and Kelso. Incorporated by reference to Exhibit 10.2 to Holding’s Registration Statement on Form S-1 as filed May 30, 1990 (Registration No. 33-35022).

10.6	Holding’s ESOP Trust Agreement. Incorporated by reference to Exhibit 10.32 to Holding’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991. (1)

10.7	Lease and Agreement, dated as of August 1, 1991, by and between Advantage Corporate Income Fund L.P. and the Company, relating to the sale and lease-back of Kilsby’s Kansas City, Missouri property. Incorporated by reference to Exhibit 10.30 to Amendment No. 3.

10.8	Industrial Building Lease, dated as of October 16, 1991, by and between Ira Houston Jones and Helen Mansfield Jones, Roderick M. Jones and Cherilyn Jones, Roger G. Jones and Norma Jean Jones, Robert M. Jones and Olga F. Jones and the Company, relating to the sale and lease-back of the Alameda Street property in Lynwood, California. Incorporated by reference to Exhibit 10.32 to Amendment No. 3.

10.9	Stock Purchase Agreement, dated as of June 30, 1992, by and among Forge Acquisition Corporation, The Jorgensen Forge Corporation and the Company, relating to the sale of the Company’s Forge division. Incorporated by reference to Exhibit 10.35 to Amendment No. 3.

Exhibit Number	Description
10.10	Form of Management Agreement between the Company and Holding. Incorporated by reference to Exhibit 10.46 to Amendment No. 2 filed on February 24, 1993 to the Company’s 1993 Registration Statement.

10.11	Form of Tax Allocation Agreement between the Company and Holding. Incorporated by reference to Exhibit 10.47 to Amendment No. 3.

10.12	Holding’s 401(a)(17) Supplemental Contribution Plan, effective April 1, 1994. Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (the “Company’s 1995 Form 10-K”). (1)

10.13	Holding’s Deferred Compensation Plan, effective April 1, 1994. Incorporated by reference to Exhibit 10.55 to the Company’s 1995 Form 10-K. (1)

10.14	Holding Stock Option Plan effective January 30, 1997. Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “Company’s 1997 Form 10-K”). (1)

10.15	Form of Holding Incentive and Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.58 to the Company’s 1997 Form 10-K. (1)

10.16	Earle M. Jorgensen Company Management Incentive Compensation Plan. Incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997. (1)

10.17	Earle M. Jorgensen Employee Stock Ownership Plan, as amended and restated effective as of April 1, 2001. Incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 (the “Company’s December 31, 2002 Form 10-Q”). (1)

10.18	First Amendment to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of January 15, 2002. Incorporated by reference to Exhibit 10.58 to the Company’s December 31, 2002 Form 10-Q. (1)

10.19	Second Amendment to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of April 1, 2001. Incorporated by reference to Exhibit 10.59 to the Company’s December 31, 2002 Form 10-Q. (1)

10.20	Third Amendment to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of January 1, 2002. Incorporated by reference to Exhibit 10.60 to the Company’s December 31, 2002 Form 10-Q. (1)

10.21	Registration Rights Agreement, dated as of May 17, 2002, by and among the Company, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc. Incorporated by reference to Exhibit 4.20 to the Company’s 2002 Registration Statement.

10.22	Fourth Amendment to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of April 1, 2003. Incorporated by reference to Exhibit 10.21 to the Company’s 2003 Form 10-K. (1)

10.23	Fifth Amendment to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of April 1, 2004. Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2004. (1)

10.24	Lease and Agreement, dated as of September 1, 1991, by and between Advantage Corporate Income Fund L.P. and the Company, relating to the sale and lease-back of the Cincinnati, Ohio property. Incorporated by reference to Exhibit 10.31 to the Company’s 1993 Registration Statement.

Exhibit Number	Description
10.25	Amendment to Holding’s Stock Bonus Plan Trust Agreement, dated as of November 18, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2003. (1)

10.26	Form of Indemnification Agreement of the Company. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 filed on April 8, 2004 to this Registration Statement on Form S-4 as filed on January 13, 2004 (Registration No. 33-111882) (the “Company’s 2004 Registration Statement”).

10.27	Earle M. Jorgensen Company 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 2. (1)

10.28	Form of Incentive Stock Option Agreement under the Earle M. Jorgensen Company 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 2. (1)

10.29	Form of Non-Qualified Stock Option Agreement under the Earle M. Jorgensen Company 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 2. (1)

10.30	Form of Restricted Stock Agreement under the Earle M. Jorgensen Company 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2. (1)

10.31	Form of Registration Rights Agreement, by and among the Company, Maurice S. Nelson, Jr., KIA I, KEP II, KIA III-EMJ and KIA IV. Incorporated by reference to Exhibit to 10.31 to the Company’s Amendment No. 2.

10.32	Form of Nominating Agreement, by and among the Company, KIA I, KEP II, KIA III-EMJ and KIA IV. Incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 2.

10.33	Amendment to Advisory Agreement, dated as of December 17, 2004, by and between the Company and Kelso & Company, L.P. Incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 2.

10.34	Termination of Merger Agreement and Exchange Agreement, dated as of July 30, 2004. Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q Commission File No. 1-7537 for the fiscal quarter ended June 30, 2004.

10.35	Sixth Amendment to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001, as renamed “Earle M. Jorgensen Stock Bonus Plan”), effective as of April 1, 2004. Incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 2. (1)

10.36	Seventh Amendment to the Earle M. Jorgensen Stock Bonus Plan (as amended and restated effective as of April 1, 2001). Incorporated by reference to Exhibit 10.36 to the Company’s Amendment No. 2. (1)

10.37	Supplemental SBP of Earle M. Jorgensen Holding Company, Inc., effective as of March 31, 2006. Incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 2. (1)

10.38	Amended Consent Order and Release, dated as of December 12, 2004, by and among the Company, Holding, the Earle M. Jorgensen Employee Stock Ownership Plan, the Benefits Committee of Holding’s Board of Directors, and the United States Department of Labor, as filed on January 3, 2005 with the United States District Court for the Central District of California. Incorporated by reference to Exhibit 10.38 to the Company’s Amendment No. 2.

10.39	Retention Bonus; Transfer Restrictions Letter, dated as of December 17, 2004, by and between the Company and Maurice S. Nelson, Jr. Incorporated by reference to Exhibit 10.39 to the Company’s Amendment No. 2. (1)

10.40	Amendment to the Earle M. Jorgensen Holding Company, Inc. Option Plan, effective as of December 16, 2004. Incorporated by reference to Exhibit 10.40 to the Company’s Amendment No. 2. (1)

Exhibit Number	Description
10.41	Adjustment to Outstanding Stock Option Letter, dated as of December 17, 2004, by and between the Company and Maurice S. Nelson, Jr. Incorporated by reference to Exhibit 10.41 to the Company’s Amendment No. 2. (1)

10.42	Form of Adjustment to Outstanding Stock Options Letter from the Company to Option Holders of Holding. Incorporated by reference to Exhibit 10.42 to Amendment No. 2. (1)

10.43	Form of Transfer Restriction Agreement. Incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 2.

10.44	Form of Disposition of Stock Options Letter from the Company to Option Holders of Holdings. Incorporated by reference to Exhibit 10.44 to Amendment No. 2.

10.45	Earle M. Jorgensen Company IPO Cash Bonus Plan, dated as of January 28, 2005. Incorporated by reference to Exhibit 10.23 to the Company’s December 31, 2004 Form 10-Q. (1)

10.46	Eighth Amendment to the Earle M. Jorgensen Stock Bonus Plan (as amended and restated effective as of April 1, 2001), effective as of March 28, 2005. Incorporated by reference to Exhibit 4.24 to the Company’s Registration Statement on Form S-8 as filed on June 27, 2005 (Registration No. 333-126149) (the “Company’s S-8”). (1)

10.47	Stock Bonus Plan Assumption Agreement, dated as of April 20, 2005, by and between the Company and Holding. Incorporated by reference to Exhibit 4.27 to the Company’s S-8.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

14.1*	Code of Ethics for Senior Financial Officers.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included in this filing.
**	Schedules or exhibits omitted. The Company shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
(1)	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lynwood, State of California, on the 28th of June, 2005.

EARLE M. JORGENSEN COMPANY

By	/s/ WILLIAM S. JOHNSON
William S. Johnson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID M. RODERICK David M. Roderick	Chairman of the Board and Director	June 28, 2005

/s/ MAURICE S. NELSON, JR. Maurice S. Nelson, Jr.	President, Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)	June 28, 2005

/s/ WILLIAM S. JOHNSON William S. Johnson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary	June 28, 2005

/s/ FRANK T. NICKELL Frank T. Nickell	Director	June 28, 2005

/s/ WILLIAM A. MARQUARD William A. Marquard	Director	June 28, 2005

/s/ DR. JOHN RUTLEDGE Dr. John Rutledge	Director	June 28, 2005

/s/ EARL L. MASON Earl L. Mason	Director	June 28, 2005

/s/ DAVID I. WAHRHAFTIG David I. Wahrhaftig	Director	June 28, 2005

/s/ JOSEPH T. O’DONNELL, JR. Joseph T. O’Donnell, Jr.	Director	June 28, 2005

/s/ ANDREW G. SHARKEY, III Andrew G. Sharkey, III	Director	June 28, 2005

EARLE M. JORGENSEN COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Earle M. Jorgensen Company

We have audited the accompanying consolidated balance sheets of Earle M. Jorgensen Company as of March 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earle M. Jorgensen Company at March 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements in 2005 the Company changed its method of accounting for stock-based compensation.

/S/ ERNST & YOUNG LLP
Ernst & Young LLP

Orange County, California

May 12, 2005

EARLE M. JORGENSEN COMPANY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31,
	2004	2005	Pro forma
	(Note 1)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,646	$19,994
Accounts receivable, less allowance for doubtful accounts	133,092	177,298
Inventories	225,248	252,222
Deferred income taxes	—	30,800
Other current assets	7,655	10,989

Total current assets	381,641	491,303

Net property, plant and equipment, at cost	112,190	118,271
Cash surrender value of life insurance policies	34,689	38,639
Debt issue costs, net of accumulated amortization	6,909	7,158
Other assets	1,762	3,470

Total assets	$537,191	$658,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,648	$199,630
Accrued employee compensation and related taxes	19,207	21,991
Accrued employee benefits	12,756	14,040
Accrued interest	27,607	29,323	$18,135

Accrued stock bonus plan special contribution	—	13,527
Accrued income taxes	3,208	16,849
Other accrued liabilities	5,470	8,969
Deferred income taxes	17,517	—
Current portion of long-term debt	3,976	1,215

Total current liabilities	252,389	305,544

Long-term debt	531,135	515,674	$269,792

Deferred income taxes	17,869	2,645
Other long-term liabilities	9,093	21,151
Commitments and contingencies
Stockholders’ equity (deficit):
Holding preferred and common stock subject to redemption in certain circumstances, stated at redemption price	95,525	78,119	—
Holding series A preferred stock, $.01 par value, 13% cumulative (liquidation value of $24,755); 600,000 shares authorized; 247,546 shares issued (209,023 and 214,495 shares at stated value not subject to redemption at March 31, 2004 and 2005, respectively)	20,902	21,449	—
Holding series B preferred stock, $.01 par value, variable rate cumulative (liquidation value of $30,018); 100,000 shares authorized; 28,747 and 30,018 shares issued at March 31, 2004 and 2005, respectively (14 and 3,152 shares at stated value not subject to redemption at March 31, 2004 and 2005, respectively)	14	3,152	—
Holding common stock, $.01 par value; 19,500,000 shares authorized; 13,338,536 shares issued at March 31, 2004 and 2005 (10,582,586 and 10,790,324 shares at $.01 par value not subject to redemption at March 31, 2004 and 2005, respectively)	106	108	—
Pro forma common stock, $.001 par value; 80,000,000 shares authorized; 48,517,094 issued upon consummation of the merger and financial restructuring and initial public offering on April 20, 2005	—	—	49
Capital in excess of par value	77,188	77,909	348,157
Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption price	(34,735)	(20,868)	—
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(73)	1,150	1,150
Additional minimum pension liability	(2,625)	(2,738)	(2,738)
Accumulated deficit	(370,953)	(275,721)	(275,721)
Treasury stock	(58,644)	(68,733)	—

Total stockholders’ equity (deficit)	(273,295)	(186,173)	$70,897

Total liabilities and stockholders’ equity	$537,191	$658,841

See accompanying notes.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

	Year Ended March 31,
	2003	2004	2005
	(Note 1)	(Note 1)
Revenues	$919,927	$1,040,367	$1,608,890
Cost of sales	658,562	754,266	1,184,871

Gross profit	261,365	286,101	424,019

Expenses:
Warehouse and delivery	127,080	135,421	156,590
Selling	32,329	38,254	45,935
General and administrative	50,841	42,934	86,793

Total expenses	210,250	216,609	289,318

Income from operations	51,115	69,492	134,701
Interest expense, net	82,486	89,927	75,760

Income (loss) before income taxes	(31,371)	(20,435)	58,941
Income tax expense (benefit)	1,500	3,127	(38,562)

Net income (loss)	(32,871)	(23,562)	97,503
Preferred dividends	(9,730)	(10,628)	(5,510)

Net income (loss) available to common stockholders	$(42,601)	$(34,190)	$91,993

Net income (loss) available to common stockholders per share:
Basic	$(3.60)	$(2.96)	$7.64

Diluted	$(3.60)	$(2.96)	$5.73

Number of shares used in net income (loss) available to common stockholders per share:
Basic	11,820,000	11,555,000	12,039,000

Diluted	11,820,000	11,555,000	16,042,000

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Preferred and common stock subject to redemption in certain circumstances	Holding Series A preferred stock	Holding Series B preferred stock	Holding common stock	Capital in excess of par value	Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption price	Accumulated other comprehensive loss	Accumulated deficit	Treasury Stock	Total
Balance at March 31, 2002 (Note 1)	$75,780	$20,012	$1,006	$101	$72,106	$(11,690)	$(4,859)	$(305,570)	$(49,576)	$(202,690)
Comprehensive loss
Net loss	—	—	—	—	—	—	—	(32,871)	—	(32,871)
Foreign currency translation adjustment	—	—	—	—	—	—	1,200	—	—	1,200
Minimum pension liability	—	—	—	—	—	—	(3,150)	—	—	(3,150)

Comprehensive loss										(34,821)
Stock dividend on Holding Series B—4,382 shares	4,382	—	(4,382)	—	—	—	—	(4,382)	4,382	—
Issuance of Holding Series B-17 shares	—	—	17	—	—	—	—	—	(17)	—
Reversal of loss on interest rate swap agreement recognized in net loss	—	—	—	—	—	—	2,925	—	—	2,925
Repurchase of stock for treasury	(10,587)	631	3,371	3	2,741	3,843	—	—	(10,587)	(10,585)
Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption value	(1,239)	—	—	—	20	1,219	—	—	—	—

Balance at March 31, 2003 (Note 1)	68,336	20,643	12	104	74,867	(6,628)	(3,884)	(342,823)	(55,798)	(245,171)

Comprehensive loss
Net loss	—	—	—	—	—	—	—	(23,562)	—	(23,562)
Foreign currency translation adjustment	—	—	—	—	—	—	412	—	—	412
Minimum pension liability	—	—	—	—	—	—	774	—	—	774

Comprehensive loss										(22,376)
Stock dividend on Holding Series B—4,568 shares including issuance of 1,667 shares	—	—	1,667	—	—	—	—	(4,568)	2,901	—
Reclassification of stock dividend on Holding Series B for shares subject to redemption	4,566	—	(4,566)	—	—	—	—	—	—	—
Issuance of shares Holding Series A—2 shares	1	—	—	—	—	(1)	—	—	1	1
Issuance of shares Holding Series B—1,667 shares	3	—	(3)	—	—	—	—	—	3	3
Issuance of shares Holding common stock—5,585 shares	31	—	—	—	(58)	26	—	—	31	30
Repurchase of stock for treasury	(5,754)	259	2,904	2	2,379	210	—	—	(5,782)	(5,782)
Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption value	28,342	—	—	—	—	(28,342)	—	—	—	—

Balance at March 31, 2004 (Note 1)	95,525	20,902	14	106	77,188	(34,735)	(2,698)	(370,953)	(58,644)	(273,295)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(dollars in thousands, except share data)

	Preferred and common stock subject to redemption in certain circumstances	Holding Series A preferred stock	Holding Series B preferred stock	Holding common stock	Capital in excess of par value	Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption price	Accumulated other comprehensive loss	Accumulated deficit	Treasury Stock	Total
Balance at March 31, 2004 (Note 1)	95,525	20,902	14	106	77,188	(34,735)	(2,698)	(370,953)	(58,644)	(273,295)

Comprehensive income
Net income	—	—	—	—	—	—	—	97,503	—	97,503
Foreign currency translation adjustment	—	—	—	—	—	—	1,223	—	—	1,223
Minimum pension liability, net of tax	—	—	—	—	—	—	(113)	—	—	(113)

Comprehensive income										98,613
Stock dividend on Holding Series B—2,271 shares	—	—	2,271	—	—	—	—	(2,271)	—	—
Issuance of shares Holding Series A—1 share	1	—	—	—	—	(1)	—	—	1	1
Issuance of shares Holding Series B—2 shares	2	—	(2)	—	—	—	—	—	2	2
Issuance of shares Holding common stock—17 shares	1	—	—	—	(1)	—	—	—	1	1
Repurchase of stock for treasury	(10,097)	547	3,138	2	2,125	4,286	—	—	(10,093)	(10,092)
Exercise of stock options, net tax	—	—	—	—	(1,894)	—	—	—	—	(1,894)
Stock-based compensation	—	—	—	—	1,557	—	—	—	—	1,557
Deferred tax-minimum pension liability	—	—	—	—	(1,066)	—	—	—	—	(1,066)
Reclassification of stock dividend on Holding Series B shares subject to redemption	2,269	—	(2,269)	—	—	—	—	—	—	—
Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption value	(9,582)	—	—	—	—	9,582	—	—	—	—

Balance at March 31, 2005	$78,119	$21,449	$3,152	$108	$77,909	$(20,868)	$(1,588)	$(275,721)	$(68,733)	$(186,173)

See accompanying notes.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended March 31,
	2003	2004	2005
	(Note 1)	(Note 1)
Operating activities:
Net income (loss)	$(32,871)	$(23,562)	$97,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Special contribution to stock bonus plan	—	—	24,480
Loss on early retirement of debt	12,278	—	—
Depreciation and amortization	11,369	11,284	11,721
Amortization and write-off of debt issue costs included in interest expense	1,416	1,323	1,756
Stock-based compensation	—	—	1,557
Accrued postretirement benefits	498	619	822
Deferred income taxes	—	—	(64,607)
Gain on sale of property, plant and equipment	(183)	(1,335)	(1,392)
Tax benefit from the redemption of stock options	—	—	1,173
Provision for bad debts	2,649	2,880	1,873
Increase in cash surrender value of life insurance over premiums paid	(2,242)	(5,276)	(2,803)
Interest paid-in-kind on senior subordinated notes	34,059	38,223	20,509
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,662)	(38,680)	(46,079)
Increase in inventories	(26,722)	(11,658)	(26,974)
Decrease (increase) in other current assets	134	(1,932)	(3,334)
Increase in accounts payable and accrued liabilities and expenses	42,090	55,912	59,906
Decrease (increase) in non-trade receivables	(1,637)	679	(2,649)
Other	1,109	1,139	2,155

Net cash provided by operating activities	31,285	29,616	75,617

Investing activities:
Additions to property, plant and equipment	(15,335)	(10,530)	(22,975)
Proceeds from the sale of property, plant and equipment	2,440	1,540	6,715
Premiums paid on life insurance policies	(1,335)	(1,298)	(1,271)
Proceeds from redemption of life insurance policies	195	2,892	124

Net cash used in investing activities	(14,035)	(7,396)	(17,407)

Financing activities:
Net payments under revolving loan agreements	(9,958)	(19,399)	(36,616)
Repayment of senior subordinated notes	—	(25,390)	—
Proceeds from issuance of senior debt	250,000	—	—
Repayment of term loan	(96,000)	—	—
Repayment of senior debt	(105,000)	—	—
Payment of debt issue costs	(10,669)	—	(2,000)
Other costs paid in connection with early retirement of debt	(9,596)	—	—
Other debt payments, net	(1,400)	(1,400)	(2,115)
Purchase of stock, net	(10,587)	(5,781)	(13,158)

Net cash provided by (used in) financing activities	6,790	(51,970)	(53,889)

Effect of exchange rate changes on cash	1	(17)	27

Net increase (decrease) in cash	24,041	(29,767)	4,348
Cash and cash equivalents at beginning of year	21,372	45,413	15,646

Cash and cash equivalents at end of year	$45,413	$15,646	$19,994

See accompanying notes.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

1. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation—Earle M. Jorgensen Company (the “Company”) became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (“Holding”) as the result of a series of business combinations and mergers effective April 1, 1990. On April 20, 2005, the Company completed its merger and financial restructuring, pursuant to which Holding was merged with and into a wholly-owned subsidiary of the Company. In addition, the Company completed its initial public offering of its common stock on April 20, 2005. The Company’s stock trades on the New York Stock Exchange under the symbol “JOR”. For accounting purposes the financial restructuring has been accounted for as a combination of entities under common control. Accordingly, the financial position and results of operations and share data of Holding have been included with the Company for all periods presented.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Earle M. Jorgensen (Canada) Inc. (“EMJ (Canada)”) and Stainless Insurance Ltd., a captive insurance subsidiary (“EMJ (Bermuda)”). In fiscal years 2003, 2004 and 2005, EMJ (Canada), with a functional currency of the Canadian dollar, generated net income of $1,153,000, $3,282,000 and $8,463,000, respectively. In fiscal years 2003, 2004 and 2005, EMJ (Bermuda) generated net income (loss) of $540,000, $(609,000) and $34,000, respectively, including investment income and intercompany fees. The loss in fiscal year 2004 was attributable to higher loss reserves established in connection with the Company’s self-insured workers compensation program. All significant intercompany accounts and transactions have been eliminated.

Financial Restructuring—The Company, Holding and affiliates of Kelso & Companies Inc. completed a merger and financial restructuring transaction concurrent with its initial public offering on April 20, 2005 (approved by the Company’s board on September 27, 2004). Holding merged into a wholly-owned subsidiary of the Company pursuant to a merger agreement dated as of December 17, 2004, amended as of January 28, 2005, and further amended as of March 3, 2005 (as amended “the Merger Agreement”.) Pursuant to the Merger Agreement (1) all issued and outstanding shares of Holding’s common stock were converted into shares of the Company’s common stock and (2) all issued and outstanding shares of Holding’s series A preferred stock and series B preferred stock were converted into a combination of cash and shares of the Company’s common stock. In addition, pursuant to an exchange agreement dated as of December 17, 2004, and amended as of March 3, 2005 (as amended, the “Exchange Agreement”), Kelso Investment Associates IV, L.P. (“KIA IV”) exchanged all of the outstanding Variable Rate Notes of Holding for a combination of cash and shares of the Company’s common stock and all rights pursuant to warrant agreements executed by Holding entitling KIA IV to purchase shares of the common stock of Holding for shares of the Company’s common stock. The value of the shares of the Company’s common stock for use as merger consideration was $10.00 per share, the price at which a share of the Company’s common stock was sold in the Company’s initial public offering. The net proceeds of the offering were allocated to the payment of the cash consideration for the series A preferred stock, series B preferred stock and Variable Rate Senior Notes upon consummation of the merger and financial restructuring in accordance with the terms of the Merger Agreement and the Exchange Agreement.

Company Background and Segment Information—The Company distributes a broad line of bar, tubing, plate and various other metal products and provides value added services through a network of 36 service centers and processing operations strategically located throughout North America. Metal products sold by the Company are purchased from various primary metal producers and suppliers, none of which provided more than 9% of the Company’s total purchases in fiscal year 2005. The Company has over 35,000 customers, none of which represented more than 2% of the Company’s gross revenues in fiscal year 2005.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

For financial reporting purposes, the Company operates in one reportable segment—the metals service center industry—as determined in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.

Reclassification—Certain amounts reported in prior years have been reclassified to conform to the 2005 presentation.

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

Accounts Receivable and Concentration of Credit Risk—The Company sells the majority of its products throughout the United States and Canada. Sales to the Company’s recurring customers are generally made on open account terms while sales to occasional customers are made on a C.O.D. basis when collectibility is not assured. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. The Company establishes an allowance for potential credit losses based upon factors surrounding the credit risk for specific customers, historical trends and other information; such losses have been within management’s expectations, and were lower in fiscal year 2005 when compared to fiscal years 2004 and 2003. The Company’s allowance for doubtful accounts at March 31, 2004 and 2005 was $601,000 and $1,099,000 respectively. Management believes there are no significant concentrations of credit risk as of March 31, 2005.

Property, Plant and Equipment—Property, plant and equipment is recorded at cost. Additions, renewals and betterments are capitalized; maintenance and repairs, which do not extend useful lives, are expensed as incurred. Gains or losses from disposals are reflected in income and the related costs and accumulated depreciation are removed from the accounts. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of 10 to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the asset life or the remaining lease term. Depreciation expense was $9,787,000, $9,703,000 and $10,140,000 in fiscal 2003, 2004 and fiscal 2005, respectively.

The Company capitalizes certain costs incurred during the development of software used internally and amortizes such costs over their estimated useful lives. During fiscal years 2003, 2004 and 2005, such costs totaling $220,000, $274,000 and $188,000, respectively, were capitalized.

Long-lived assets, primarily land, buildings, leasehold improvements and certain equipment, used in operations or are expected to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, future plans for the operations, recent operating results and forecasted cash flows. When indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets, the assets are written down and an impairment loss is recognized. There were no impairment losses recorded in fiscal years 2003, 2004, and 2005.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

Debt Issue Costs—Debt issue costs are deferred and amortized to interest expense over the life of the underlying indebtedness. For the fiscal years ended March 31, 2003, 2004 and 2005, amortization of debt issue costs was $1,416,000, $1,323,000 and $1,756,000, respectively. Accumulated amortization of debt issue costs was $2,586,000 and $2,723,000 at March 31, 2004 and 2005, respectively.

Earnings Per Share-Basic earnings per share represents net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, in addition to the weighted average determined for basic earnings (loss) per share, includes potential common shares, which would arise from the exercise of stock options using the treasury stock method, if their effects are dilutive.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic earnings (loss) per share:

	Fiscal Year Ended March 31,
Basic earnings per share	2003	2004	2005
Net income (loss) available to common stockholders	$(42,601,000)	$(34,190,000)	$91,993,000
Weighted average common shares outstanding	11,820,000	11,555,000	12,039,000

Basic earnings (loss) per share	$(3.60)	$(2.96)	$7.64

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating diluted earnings (loss) per share:

	Fiscal Year Ended March 31,
Diluted earnings per share	2003	2004	2005
Net income (loss) available to common stockholders	$(42,601,000)	$(34,190,000)	$91,993,000

Weighted average common shares outstanding	11,820,000	11,555,000	12,039,000
Dilution from stock options and warrants	—	—	4,003,000

Weighted average common shares outstanding	11,820,000	11,555,000	16,042,000

Diluted earnings (loss) per share	$(3.60)	$(2.96)	$5.73

Options to purchase 2,136,500 and 2,101,000 shares of common stock at prices ranging from $3.34 to $8.16 were outstanding at March 31, 2003 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore their inclusion would be anti-dilutive in calculating earnings per share. Additionally, 2,937,915 warrant shares were not included in the computation of diluted earnings at March 31, 2003 and 2004 as their inclusion would be anti-dilutive. Options to purchase 3,053,668 shares of common stock at prices ranging from $1.89 to $4.62 were outstanding at March 31, 2005 and were included in the weighted average common shares outstanding.

Stock-Based Compensation—During December 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation using the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123. In accordance with SFAS No. 123, the Company estimated the fair value of options using an option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, and the expected life of the options. At the time of adopting SFAS No. 123 the Company’s common stock was not traded on a national securities exchange or an over-the-counter

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

market, and therefore an effectively zero percent volatility was used. The dividend yield is excluded from the calculation, as it is the Company’s intention to retain all future earnings. All stock options were fully vested prior to the adoption of SFAS No. 123.

Until the adoption of SFAS No. 123 in December 2004, stock options granted to directors, officers and other key employees of the Company under Holding’s stock option plan adopted in January 1997 were accounted for in accordance with APB No. 25. As all stock option grants are made at fair value on the date of grant, the Company recognized no compensation cost for fiscal years ended March 31, 2003 and 2004. Had compensation expense for stock options granted been recorded based on the fair value method under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the effect on the Company’s net income for fiscal years 2003 and 2004 would have been as follows:

	2003	2004
Net loss, as reported	$(32,871,000)	$(23,562,000)
Deduct: total stock-based compensation expense determined using fair value method for all awards, net of tax	(138,000)	(74,000)

Net income, as adjusted	$(33,009,000)	$(23,636,000)

Net income (loss) available to common stockholders less total stock-based compensation expense described above	$(42,739,000)	$(34,264,000)
Net income (loss) available to common stockholders per share:
Basic	$(3.62)	$(2.97)
Diluted	$(3.62)	$(2.97)

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2002 and 2003, respectively: risk-free interest rate 4.37% and 3.00%; no dividend yield; no volatility factor; and an expected life of four years. There were no stock options issued in fiscal year 2005. Using these assumptions, the weighted average fair value of options granted during fiscal years 2002 and 2003 was $1.29 and $0.88, respectively.

Subsequent to the adoption of SFAS No. 123, the Company modified, as defined in SFAS No. 123, the terms of its outstanding stock options by adjusting the number of shares that can be purchased pursuant to each option and the exercise price per share to offset the reduction in the appraised value of the Holding common stock resulting from the change in valuation methodology required by the amended consent order for Holding’s stock bonus plan (see Note 11). As a result of this change, options to purchase 1,731,000 shares of common stock at a weighted average exercise price of $5.92 per share were converted into options to purchase 3,053,668 shares of Holding’s common stock at a weighted average exercise price of $3.35 per share. In accordance with SFAS No. 123, which provides that modifications made to the outstanding options require a stock compensation charge for the difference between the intrinsic value of the outstanding stock options before the modifications and the fair value of the stock options after the modifications to the outstanding stock options, the Company recorded a stock compensation charge of $1,557,000 during the three months ended December 31, 2004. In connection with the financial restructuring (see Note 12), all of the issued and outstanding options to purchase shares of Holding’s common stock were converted into options to purchase an equal number of shares of the Company’s common stock at the same exercise price.

Income Taxes—The Company files a federal consolidated tax return and calculates its tax provision by including the tax attributes of all members of its affiliated group. The Company also provides for state taxes, which may arise both on a consolidated and stand alone basis.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

The Company records deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred taxes are also recorded for the future benefit of federal and state tax losses and tax credit carryforwards. Consistent with SFAS No. 109, a valuation allowance has been recognized for certain deferred income tax assets, which management believes are not likely to be realized (see Note 6).

Foreign Currency Translation—The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Balance sheet accounts are translated using the year-end exchange rates while income statement amounts are translated using the average exchange rates for each year. Adjustments resulting from translation of foreign currency financial statements are included in accumulated other comprehensive loss in stockholder’s equity. No significant exchange gains and losses were recorded during fiscal years 2003, 2004 and fiscal 2005.

Cash and Statements of Cash Flows—Cash includes disbursements and deposits not yet funded by or applied to the Company’s Revolving Credit Facility as of a balance sheet date and cash and cash equivalents totaling $2,004,000 and $1,489,000 as of March 31, 2004 and 2005, respectively, held by EMJ (Bermuda) in connection with providing insurance to the Company. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

For the years ended March 31, 2003, 2004 and 2005 cash paid for interest on borrowings was $37,674,000, $48,703,000 and $51,792,000, and net cash paid (refunded) for income taxes was $(551,000), $671,000 and $10,666,000, respectively.

Comprehensive Income—Components of the Company’s comprehensive income include foreign currency translation adjustments, additional minimum pension liability and accounting for certain derivatives.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statements (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, which the Company adopted in December 2004. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for public companies at the beginning of the Company’s next fiscal year beginning after June 15, 2005. The adoption of this revision to SFAS No. 123 is not expected to have a material impact on the consolidated financial statements.

2. Inventories

Substantially all inventories are held for sale at the Company’s service center locations and are valued at the lower of cost (using the last-in, first-out (“LIFO”) method) or market. If the Company had used the first-in, first-out (“FIFO”) method of inventory valuation, inventories would have been higher by $2,557,000 and $76,721,000 at March 31, 2004 and 2005.

Any reduction of inventory quantities that liquidates LIFO inventories carried at costs lower or higher than costs prevailing in prior years may have a significant effect on the Company’s gross profit. Such a reduction and

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

liquidation occurred during fiscal year 2004 and fiscal year 2005, but did not have a significant effect on gross profit. There were no such reductions in fiscal year 2003. Due to increases in the cost of metal products the Company recorded LIFO adjustments of ($3,354,000), $14,343,000 and $74,164,000 for the years ended March 31, 2003, 2004 and 2005, respectively.

3. Net Property, Plant and Equipment

Property, plant and equipment (including in-process costs for assets not yet placed in service) and accumulated depreciation at March 31, 2004 and 2005 consisted of the following:

	2004	2005
Land	$19,329,000	$18,484,000
Buildings and leasehold improvements	57,274,000	59,528,000
Machinery and equipment	131,539,000	128,120,000
In-process costs	1,921,000	4,378,000

	210,063,000	210,510,000
Less accumulated depreciation	97,873,000	92,239,000

Net property, plant and equipment	$112,190,000	$118,271,000

The in-process costs at March 31, 2005 are primarily attributable to costs associated with renovation of the Company’s replacement facility in Houston, Texas. As of March 31, 2005 such costs totaled $2,021,000. At March 31, 2005 this project was essentially completed. In fiscal 2006 the Company has committed to an expansion of its Kasto system in Schaumburg, Illinois, a new satellite facility in Lafayette, Louisiana and expansion of its leased facility in Kansas City, Missouri of approximately $4,000,000, $3,500,000 and $2,100,000, respectively.

4. Cash Surrender Value of Life Insurance

The Company is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company including certain current employees of the Company. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company and predecessor companies. These policies, by providing payments to the Company upon the death of covered individuals, were designed to provide cash to the Company to repurchase shares held by employees in the Company’s stock bonus plan and shares held individually by employees upon the termination of their employment. Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by dividend income earned under the policies. Dividend rates for most of the policies are fixed at 11.26%, income earned under the policies totaled $17,156,000, $17,751,000 and $22,200,000 in fiscal years 2003, 2004 and 2005, respectively, and is recorded as an offset to general and administrative expense in the accompanying statements of income.

Effective upon the closing of the merger and financial restructuring and the initial public offering all shares were converted into shares of the Company’s common stock and cash.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

The Company has borrowed against the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on those policies and to fund working capital needs. Interest rates on borrowings under the life insurance policies are fixed at 11.76%. As of March 31, 2005, approximately $11,565,000 was available for future borrowings. The following table provides the cash surrender value and the loans outstanding at March 31, 2004 and 2005.

	Surrender value before loans	Loans Outstanding	Net cash surrender value
Balance at March 31, 2004	$217,320,000	$182,631,000	$34,689,000
Balance at March 31, 2005	242,508,000	203,869,000	38,639,000

Interest on cash surrender value borrowings totaled $17,796,000, $20,082,000 and $22,367,000 in fiscal years 2003, 2004 and 2005, respectively, and is included in net interest expense in the accompanying statements of operations.

5. Long-Term Debt

Long-term debt at March 31, 2004 and 2005 consisted of the following:

	2004	2005
Revolving Loans (including $1,861,000 and $0 at March 31, 2004 and 2005, respectively, related to a Canadian facility)	$53,538,000	$16,922,000
9 3/4% Senior Secured Notes due June 1, 2012	250,000,000	250,000,000
Variable Rate Senior Notes	225,373,000	245,882,000
Industrial Development Revenue Bonds:
Payable in annual installments of $500,000 commencing June 1, 1998, interest at 9%	1,000,000	500,000
Payable in annual installments of $715,000 commencing December 1, 2004, interest at 5.25%	4,300,000	3,585,000
Payable in annual installments of $900,000 commencing September 1, 2000, interest at 8.5%	900,000	—

	535,111,000	516,889,000
Less current portion	3,976,000	1,215,000

	$531,135,000	$515,674,000

Aggregate maturities of long-term debt are as follows: $1,215,000 in fiscal year 2006; $715,000 in fiscal year 2007; $715,000 in fiscal year 2008; $715,000 in fiscal year 2009 and $267,647,000 thereafter. The variable rate senior notes were paid in cash and shares of Company common stock upon completion of the Company’s initial public offering on April 20, 2005 (see Note 12).

The fair value of the Senior Secured Notes at March 31, 2005 was $273,750,000 based on the quoted market prices as of that date. The carrying values of all other long-term debt and other financial instruments at March 31, 2005 approximate fair value.

On May 22, 2002, the Company completed the issuance and sale of 9 3/4% Senior Secured Notes due 2012 totaling $250,000,000, the proceeds from which were used to (i) redeem $105 million in aggregate principal amount of the outstanding 9 1/2% senior notes, plus call premium and accrued interest, (ii) prepay $96 million of

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

the term loan plus accrued interest, and (iii) terminate the interest rate swap agreement. As a result of this refinancing transaction, the Company recorded an extraordinary loss of $12,278,000 related to the early retirement of debt, consisting of the call premium paid, a payment to terminate the interest rate swap agreement, the write-off of deferred financing costs, and certain other expenses incurred in connection with the refinancing transaction. No tax benefit was recorded in connection with this loss due to the uncertainty in realizing the resulting deferred tax asset at that date.

Credit Agreements

The Company’s revolving credit facility (as amended, the “Credit Agreement”) was amended on March 3, 2005, to permit maximum borrowings of $300,000,000, including letters of credit ($9,495,000 outstanding at March 31, 2005). Borrowings under the Credit Agreement bear interest at a base rate (generally defined as the greater of the bank’s prime lending rate or 0.5% over the Federal Funds rate) plus 1.00% or the adjusted Eurodollar rate plus 2.00%. The applicable margin will increase or decrease based on the leverage ratio (as defined) of the Company.

At March 31, 2005, the bank’s prime lending rate was 5.75% and the Eurodollar rate was 2.87%. In addition, borrowings under the revolving loans are limited to an amount equal to 85% of eligible trade receivables (as defined) plus 60% of eligible inventories (as defined). Unused available borrowings under the revolving loans totaled $273,583,000 at March 31, 2005. The Credit Agreement matures March 3, 2010 and is secured by a lien on all domestic inventory and accounts receivable of the Company.

Under the Credit Agreement, the Company is obligated to pay certain fees including an unused commitment fee of 0.375%, payable quarterly in arrears, and letter of credit fees at a rate equal to the applicable Eurodollar margin per annum, payable quarterly in arrears, plus issuance, fronting, amendment and other standard fees.

The Credit Agreement contains a financial covenant in respect of maintenance of a fixed charge coverage ratio (as defined). The Credit Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends and other restricted payments by the Company and its subsidiaries in respect to their capital stock, and certain transactions with affiliates.

The Company’s Canadian subsidiary maintains an open term credit facility (the “Canadian Facility”) totaling CAD$9,000,000 including (i) a revolving credit facility of CAD$6,000,000, (ii) a term financial instruments facility of CAD$3,000,000 for hedging foreign currency and rate fluctuations (unused as of March 31, 2005), and (iii) a revolving credit facility for the issuance of a letter of guarantee up to CAD$375,000 in connection with the lease for the Toronto facility. Borrowings under the revolving credit facility are limited to an amount equal to 80% of eligible trade receivables (as defined) plus 40% of eligible inventories (as defined, and limited to CAD$1,500,000), are repayable on demand, and bear interest at the bank’s annual prime lending rate plus 0.50%. At March 31, 2005, the interest rate on the revolving credit facility was 4.75%. The revolving credit facility contains financial covenants in respect of maintenance of minimum equity and a debt-to-equity ratio (as defined) and has other restrictions similar to those under the amended Credit Agreement, as described above.

Senior Secured Notes

On May 22, 2002, the Company refinanced its 9 1/2% senior notes and variable rate term loan by issuing $250 million of 9 3/4% Senior Secured Notes due 2012. The 9 3/4% Senior Secured Notes were issued at par and

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

interest payments are made semi-annually on June 1 and December 1, commencing on December 1, 2002. The 9 3/4% Senior Secured Notes are secured by a first-priority lien (subject to permitted liens) on substantially all of the Company’s existing and future acquired unencumbered property, plant and equipment and may be redeemed by the Company under certain conditions and with certain restrictions at varying redemption prices. The Indenture to the 9 3/4% Senior Secured Notes contains certain covenants which limit, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, investments and loans, dividends and other distributions, and certain transactions with affiliates.

Variable Rate Senior Notes

In fiscal 1993, Holding and the Company entered into an agreement with KIA IV, wherein KIA IV agreed to surrender $55 million of subordinated notes issued by the Company in fiscal 1991 in exchange for $55 million in principal amount of variable rate senior notes due March 20, 2001 (Old Notes) issued by Holding and warrants entitling KIA IV to purchase up to 10% of the common stock of Holding on a fully diluted basis at an exercise price of $.01 per share, exercisable immediately. On March 24, 1998, an amendment to the agreement between Holding and KIA IV was entered into, whereby the Old Notes, including interest paid-in-kind, were exchanged for two variable rate senior notes totaling $92,181,000 (the “Variable Rate Senior Notes”). The Variable Rate Senior Notes were due on June 30, 2013 and bear interest at a variable rate ranging from 18% to 20% (18% as of March 31, 2005). The Variable Rate Senior Notes were structurally subordinated to the indebtedness of the Company and payments of principal and interest on the Variable Rate Senior Notes was dependent on the ability of the Company to make dividends to Holding, which ability is restricted by covenants contained in the Credit Agreement and the indenture governing the 9 3/4% Senior Secured Notes. Holding pledged all of the outstanding common stock of the Company as collateral securing the repayment of the Variable Rate Senior Notes.

The Variable Rate Senior Notes were paid in cash and shares of Company common stock upon completion of the Company’s initial public offering on April 20, 2005 (see Note 1).

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

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

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

6. Income Taxes

Significant components of the provision for income taxes attributable to continuing operations for the years ended March 31, 2003, 2004 and 2005 were as follows:

	2003	2004	2005
Current:
Federal	$435,000	$—	$19,617,000
State	492,000	1,458,000	2,254,000
Foreign	573,000	1,669,000	4,451,000

Total current	1,500,000	3,127,000	26,322,000

Deferred:
Federal	(998,000)	(10,267,000)	(5,131,000)
State	(623,000)	(733,000)	(3,450,000)
Valuation allowances	1,621,000	11,000,000	(56,303,000)

Total deferred	—	—	(64,884,000)

	$1,500,000	$3,127,000	$(38,562,000)

The reconciliation of the income tax provision differs from that which would result from applying the U.S. statutory rate for years ended March 31, 2003, 2004 and 2005 as follows:

	2003	2004	2005
Expected tax (benefit) at Federal statutory rate	$(6,683,000)	$(7,152,000)	$20,539,000
State franchise tax expense, net of valuation allowance and federal taxes	320,000	947,000	(3,831,000)
Disallowed applicable high yield debt interest expense	4,925,000	5,385,000	2,935,000
Expiration of capital loss carryforward	5,618,000	—	—
Net increase in cash surrender values of life insurance	(6,005,000)	(6,213,000)	(7,527,000)
Change in federal valuation allowance	1,621,000	11,000,000	(51,605,000)
Other	1,704,000	(840,000)	927,000

Income tax provision	$1,500,000	$3,127,000	$(38,562,000)

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

As a result of the fiscal 2005 financial restructuring and improved operating results, the Company concluded that it is more likely than not that its net deferred tax assets will be utilized in the future and that a valuation allowance against NOL’s is no longer required. As a result, during fiscal 2005, the valuation allowance was reduced and a federal and state benefit was recognized in the amount of $51,605,000 and $4,698,000, respectively. The Company continues to maintain a valuation allowance against the deferred portion of interest expense on the Variable Rate Senior Notes that is not likely to be utilized in the future.

Income before taxes consists primarily of income from the Company’s domestic operations. For fiscal years 2003, 2004 and 2005, the Company’s foreign operations, including the captive insurance subsidiary, generated pre-tax income of $2,267,000, $4,342,000 and $12,949,000, respectively.

Significant components of the Company’s deferred income tax assets and liabilities at March 31, 2004 and 2005 were as follows:

	2004	2005
Deferred tax liabilities:
Tax over book depreciation	$8,889,000	$11,280,000
Purchase price adjustments	35,210,000	33,067,000
Additional minimum pension liability	—	1,066,000

Total deferred tax liabilities	44,099,000	45,413,000

Deferred tax assets:
Applicable high yield debt interest	39,678,000	43,010,000
Alternative minimum tax carryforwards	2,364,000	21,981,000
Net operating loss carryforwards	29,261,000	9,339,000
Workers compensation and other insurance accruals	3,438,000	3,828,000
Inventory and related reserves	5,024,000	4,138,000
Stock based compensation	—	4,765,000
Other	1,175,000	2,431,000
Valuation allowance for deferred tax assets	(72,227,000)	(15,924,000)

Net deferred tax assets	8,713,000	73,568,000

Net deferred tax liability (asset)	$35,386,000	$(28,155,000)

At March 31, 2005, the Company had net operating loss carryforwards of $26,682,000 for federal income tax purposes and $0 for state income tax purposes. The federal carryforwards resulted from the Company’s losses during 2004 and expire in year 2024. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations. In addition, use of the Company’s net operating loss carryforwards and other tax attributes may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three year period subsequent to a loss year. At March 31, 2005, the Company had an alternative minimum tax carryforward of approximately $21,888,000, which can be utilized over an indefinite period of time.

The Company has not provided for taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be re-invested indefinitely. If these earnings were distributed, foreign tax credits may become available under current tax law to reduce the resulting U.S. tax liability.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

7. Employee Benefit Plans

Stock Bonus Plan

The Company maintains, and prior to the merger Holding maintained, a stock bonus plan (the “Plan”) for the Company’s nonunion employees who meet certain service requirements. Since April 1, 1999 (when Holding’s employee stock ownership plan was amended and became the stock bonus plan), the Company has fulfilled its obligations through annual contributions of cash or shares of Holding’s stock to a trust in amounts determined by the Board of Directors. Prior to an agreement reached with the Department of Labor in January 2003 (See Note 10), contributions were made in cash or shares of Holding’s stock as the Board of Directors determined. Since fiscal year 2001, all contributions have been made in cash. Participants vest at a rate of 20% per year of service and become fully vested at age 65 or upon retirement, disability or death. Upon the occurrence of a participant’s termination (as defined), retirement, disability, or death, the Plan was required to either distribute the vested balance in stock or to repurchase the vested balance for cash. Prior to the merger and financial restructuring and the Company’s initial public offering, if stock was distributed, it was accompanied by a put option to Holding under terms defined in the Plan.

Effective upon the closing of the merger and financial restructuring and the initial public offering, participants no longer receive put options with respect to the Company common stock distributed to participants pursuant to the Plan upon termination of their employment. Upon consummation of the merger and financial restructuring, (1) the Holding common stock allocated to participants’ accounts was converted into shares of the Company’s common stock, (2) the series A preferred stock allocated to participants’ accounts was converted into shares of the Company’s common stock and cash, and (3) the Holding series B preferred stock was converted into shares of the Company’s common stock and cash.

On December 16, 2004, the Board of Directors approved the amended consent order and committed to make the special contribution to the Plan. On December 17, 2004, the amended consent order was executed by Holding, the benefits committee and the DOL, and on January 3, 2005, the amended consent order was entered by the district court and became effective. As of March 31, 2005, there were 2,454,119 shares of Holding common stock in the Plan of which 2,263,089 shares of Holding common stock were allocated to the accounts of participants who are still employees and are eligible to receive the special contribution in the form of common stock contributed to the Plan. The special contribution will consist of up to 2,447,984 shares of Company common stock and cash bonuses paid through a special purpose cash bonus plan of approximately $1,146,000 in the aggregate to participants who are no longer employed by the Company (See Note 10). The Company recorded an expense of approximately $25,626,000 related to the special contribution for the fiscal year ended March 31, 2005.

The Plan was amended in connection with the Company’s initial public offering to provide that on a phased-in basis over the two-year period after the initial public offering shares held in all participant accounts invested in the Company’s common stock will become eligible for diversification pursuant to a defined scheme in the Plan. The shares eligible for diversification as provided above will be those shares of the Company’s common stock allocated to such accounts as of the closing of the public offering, plus additional shares contributed to the stock bonus plan pursuant to the special contribution (as described in Note 8), which will be eligible for diversification as provided above immediately following the special contribution.

At March 31, 2005, shares of series A preferred stock, series B preferred stock and common stock owned by the Plan totaled 32,889, 27,861 and 2,454,119, respectively. After giving effect to the merger shares of Company common stock owned by the Plan totaled 5,220,887 shares at March 31, 2005. For fiscal years ended March 31,

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

2003, 2004, 2005, contributions accrued to the Plan’s trust totaled $2,772,000, $2,783,000 and $3,597,000 which represented 5% of eligible compensation for each of the respective periods. The contributions payable as of March 31, 2003, 2004 and 2005 have been paid in cash.

The Plan may be amended or terminated by the Company at any time. In the event of any termination, participants become fully vested to the extent of the balances in their separate accounts.

Pension Plans

The Company maintains a noncontributory defined benefit pension plan covering substantially all hourly union employees (the “Hourly Plan”). Benefits under the Hourly Plan vest after five years and are determined based on years of service and a benefit rate that is negotiated with each union. The assets of the Hourly Plan for participants are held in trust and consist of bonds, equity securities and insurance contracts. The Company contributes at least the minimum required annually under the Employment Retirement Income Security Act of 1974 (“ERISA”). The Company also maintains an unfunded supplemental pension plan, which provides benefits to highly compensated employees; this plan has been frozen to include only existing participants (the “Supplemental Plan”).

Components of net periodic pension cost (credit) associated with the Company’s pension plans for years ended March 31, 2003, 2004 and 2005 are as follows:

	2003	2004	2005
Service cost of benefits earned during the period	$432,000	$523,000	$665,000
Interest cost on projected benefit obligation	843,000	879,000	1,014,000
Expected return on plan assets	(864,000)	(763,000)	(1,004,000)
Amortization of prior service cost	(47,000)	(37,000)	131,000
Recognized net (gain) loss	21,000	267,000	180,000

	$385,000	$869,000	$986,000

Categories of plan assets	2004	2005
Bonds	14%	15%
Stocks	86%	85%

Expected contributions in the next fiscal year will be $700,000.

The plan is 100% invested in Wells Fargo Asset Allocations Collective Investment Fund (the “Fund”). The Fund seeks long-term total return, consistent with reasonable risk, by shifting investments among stocks and U.S. Treasury long-term bonds using a quantitative asset allocation strategy. The Fund invests in common stocks that comprise the S&P 500 Index and bonds that comprise the Lehman Brothers 20+ Treasury Bond Index. The Fund will remain near its strategic allocation of 60% stocks and 40% bonds the majority of the time to maximize the probability of achieving its long-term risk and return objectives. However, the stock and bond markets experience periods of significant disequilibrium, creating opportunity to add value by shifting toward the cheaper asset class when a compelling mis-pricing exists.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

The following provides a reconciliation of the changes in the benefit obligation and fair value of plan assets, and the funded (unfunded) status of the pension plans for the years ended March 31, 2004 and 2005.

	2004	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$14,066,000	$15,791,000
Service cost	523,000	665,000
Interest cost	879,000	1,014,000
Change in assumptions	958,000	—
Amendments	67,000	1,151,000
Benefit payments	(545,000)	(955,000)
Actuarial loss (gain)	(157,000)	263,000

Benefit obligation at end of year	15,791,000	17,929,000

Change in Plan Assets:
Fair value of plan assets at beginning of year	9,297,000	11,719,000
Actual return on assets	2,205,000	1,106,000
Benefit payments	(545,000)	(955,000)
Company contributions	793,000	794,000
Fees	(31,000)	—

Fair value of plan assets at end of year	11,719,000	12,664,000

Unfunded	(4,072,000)	(5,265,000)
Unrecognized prior service cost	(131,000)	888,000
Unrecognized net actuarial gain	2,780,000	2,761,000

Net amount recognized	$(1,423,000)	$(1,616,000)

The following provides a reconciliation of the changes in the benefit obligation and fair value of plan assets, and the funded (unfunded) status of the pension plans for the years ended March 31, 2004 and 2005.

	2004	2005
Amounts recognized in balance sheets consist of:
Prepaid cost	$—	$—
Accrued benefit liability	(4,048,000)	(5,242,000)
Intangible asset	—	888,000
Accumulated comprehensive loss-additional minimum liability	2,625,000	2,738,000

Net amount recognized	$(1,423,000)	$(1,616,000)

Weighted average assumptions as of March 31:
Discount rate	6.00%	6.00%
Expected return on assets	8.25%	8.25%
Rate of compensation increase	—	—
Measurement date for assets and liabilities	1/1/2003	1/1/2004

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described below. Specifically, the expected return on equities (U.S. and foreign combined) is 10%, and the expected return on debt securities (including higher and lower quality bonds) is 6%.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

In accordance with union agreements, the Company also contributes to multi-employer defined benefit retirement plans covering substantially all union employees of the Company. At March 31, 2005, three different unions represented approximately 589 of the Company’s employees from 15 locations (34% of total employees). The Company’s collective bargaining agreements expire at staggered dates through March 2010; bargaining agreements that will expire in fiscal 2006 represent 1% of total employees. Expenses incurred in connection with these plans totaled $1,295,000, $1,798,000 and $1,978,000 in fiscal years 2003, 2004 and 2005, respectively.

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

Components of the net benefit cost associated with the Company’s Postretirement Plan for years ended March 31, 2003, 2004 and 2005 are as follows:

	2003	2004	2005
Service cost of benefits earned during the period	$249,000	$293,000	$340,000
Interest cost on projected benefit obligation	258,000	271,000	295,000
Recognized net (gain) loss	(9,000)	55,000	187,000

	$498,000	$619,000	$822,000

The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Postretirement Plan for the years ended March 31, 2004 and 2005.

	2004	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$4,328,000	$4,916,000
Service cost	293,000	340,000
Interest cost	271,000	295,000
Change in assumptions	262,000	—
Benefit payments	(151,000)	(293,000)
Actuarial gains	(87,000)	205,000

Benefit obligation at end of year	4,916,000	5,463,000

Unfunded	(4,916,000)	(5,463,000)
Unrecognized prior service cost	—	—
Unrecognized net actuarial gain	478,000	496,000

Accrued benefit cost	$(4,438,000)	$(4,967,000)

Weighted average assumptions as of March 31:
Discount rate	6.00%	6.00%
Healthcare cost trend rate	11.00%	11.00%
Measurement date for assets and liabilities	1/1/2003	1/1/2004

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

The healthcare cost trend rate of 11.0% used in the calculation of net benefit cost of the Postretirement Plan is assumed to decrease 1.0% per year to 6.0% for 2009 and remain at that level thereafter.

Assumed healthcare trend rates have a significant effect on the amounts reported for the Company’s Postretirement Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$104,000	$(83,000)
Effect on postretirement benefit obligation	784,000	(629,000)

8. Stockholders’ Equity

Holding Preferred and Common Stock Subject to Redemption

Holding preferred stock and common stock subject to “put rights,” which were exercisable under certain limited circumstances under the Company’s stock bonus plan and under an agreement entered into with certain employees who purchased shares of Holding’s common and preferred stock (the “Stockholders’ Agreement”), are presented separately from Holding preferred stock and common stock which were not subject to put rights in order to distinguish the shares from Holding’s permanent capital in the legal sense. Further, shares subject to put rights are presented in the financial statements at the amount which would be paid if the shares were to be redeemed. Accordingly, in the accompanying consolidated balance sheets, “Holding preferred and common stock subject to redemption” has been stated at its redemption price. The account “Reclassification to value of Holding preferred and common stock subject to redemption in certain circumstances” is adjusted annually as a result of changes in the market value of the related stock based on annual appraisals.

At March 31, 2005 a total of 33,053 shares of Holding series A preferred stock, 27,866 shares of Holding series B preferred stock and 2,548,212 shares of Holding common stock were subject to put rights in the event of the death, disability, retirement, (or termination in certain circumstances) of an employee holding shares beneficially or directly under either the Plan or the Stockholders’ Agreement. Upon completion of the merger and financial restructuring and the Company’s initial public offering, the “put rights” under the Plan and the Stockholder’s Agreement were terminated.

Holding Series A Preferred Stock

Holding series A preferred stock was senior to Holding series B preferred stock and common stock with respect to dividends and liquidation preferences and to any other preferred stock which may be issued by the Company from time to time. The Holding series A preferred stock could be redeemed at the Company’s option at any time at its stated value of $100 per share plus cumulative unpaid dividends.

Shares of Holding series A preferred stock had a stated liquidation value of $100 per share and were entitled to a minimum cumulative 13% dividend, based on such stated liquidation value. Because the Holding series A preferred stock was not redeemed on or prior to the 11th anniversary of its original issuance, the dividend rate increased 500 basis points (to 18%) beginning fiscal 2002, and such rate remained in effect until converted in conjunction with the Company’s merger and financial restructuring on April 20, 2005. Dividends could be paid in cash or shares of preferred stock provided that not less than 35% of any dividend must be paid in cash. The Variable Rate Senior Notes, the Credit Agreement and the 9 3/4% Senior Secured Notes preclude the payment of

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

any cash dividends on Holding series A preferred stock. At any time when the Company has not paid dividends on the Holding series A preferred stock for two consecutive periods, the holders of the Holding series A preferred stock were entitled to elect one director to the Board of Directors of the Company. The holders of the Holding series A preferred stock have elected a director to the Board of Directors of the Company. Except for the right to elect a director the Holding series A preferred stock had no right to vote except for certain matters that would affect the preferential rights of the Holding series A preferred stockholders or in matters related to mergers, consolidations or other business combinations (as defined). The Merger Agreement provided, among other things, for the suspension of dividend accruals on the Holding series A preferred stock from and after September 29, 2004. Undeclared dividends in arrears totaled $33,767,000 at March 31, 2005.

The Holding series A preferred stock was converted in conjunction with the Company’s merger and financial restructuring on April 20, 2005. The consideration provided for the conversion of the Holding series A preferred stock consisted of 2,377,358 shares of the Company’s common stock and $23,245,000 in cash.

Series B Preferred Stock

Holding series B preferred stock was senior to the common stock with respect to dividends and liquidation preferences. The Holding series B preferred stock had a stated liquidation value of $1,000 per share. The Holding series B preferred stock could be redeemed at its stated value of $1,000 per share plus cumulative unpaid dividends.

Shares of Holding series B preferred stock were entitled to cumulative dividends at varying rates (14.0% at March 31, 2005) payable quarterly in additional shares of Holding series B preferred stock, common stock or cash. The dividend rate of the Holding series B preferred stock was reset annually in advance as of each April 1 to a rate that would maintain its fair market value at an amount equal to its stated value. Beginning with the quarter ended March 31, 1997, such dividend rate was increased by 150 basis points for dividends not paid in cash (to an effective rate of 15.5% at March 31, 2005). The Variable Rate Senior Notes, the Credit Agreement and the 9 3/4% Senior Secured Notes precluded the payment of cash dividends on the Holding series B preferred stock and therefore all dividends declared were paid-in-kind as of March 31, 2004. The Merger Agreement provided, among other things, for the suspension of dividend accruals on the Holding series B preferred stock from and after September 29, 2004. There were no undeclared dividends in arrears at March 31, 2005.

The Holding series B preferred stock was converted in conjunction with the company’s merger and financial restructuring on April 20, 2005. The consideration provided for the conversion of the Holding series B preferred stock consisted of 1,409,751 shares of the Company’s common stock and $13,784,000 in cash.

Holding Common Stock

Each outstanding share of Holding common stock was entitled to one vote on each matter submitted to a vote of stockholders except as otherwise provided in the Stockholders’ Agreement with respect to the election of directors. Holders of Holding’s common stock were entitled to share equally in such cash dividends as may be declared by the Board of Directors out of funds legally available therefore, and upon liquidation will be entitled to receive pro rata all assets of Holding available for distribution to such holders. The Variable Rate Senior Notes, the Credit Agreement and the 9 3/4% senior secured notes precluded payment of any cash dividends on the Company’s common stock. The Holding series A and series B preferred stock prohibited the payment of cash dividends on Holding’s common stock unless all accumulated preferred dividends have been paid.

Company Common Stock

At March 31, 2005 the Company had 128 shares of common stock outstanding, all of which were held by Holding, and no shares of preferred stock outstanding. Upon consummation of the merger and financial

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

restructuring and initial public offering on April 20, 2005, the Company had 48,517,094 shares of common stock and no shares of preferred stock outstanding. The Company’s certificate of incorporation authorizes the issuance of up to 90,000,000 shares of capital stock, of which 80,000,000 shares are designated common stock and 10,000,000 shares are designated preferred stock. The Company has assumed the obligations of Holding to make a special contribution of up to 2,447,984 additional shares of Company common stock in the aggregate to (1) the Plan and (2) a supplemental stock bonus plan, and had reserved 2,447,984 shares of our common stock for issuance in connection with the special contribution.

9. Stock Option Plans

Holding Stock Option Plan

In January 1997, Holding adopted a stock option plan that provided the granting of qualified and nonqualified options to purchase shares of the Holding’s common stock to directors, consultants, officers and other key employees at a price not less than the fair market value on the date of grant. Options were generally granted for a period not to exceed ten years and were exercisable under terms and conditions as determined by the Holding’s executive committee. Since adopting the stock option plan, Holding has only granted options to directors, officers and other key employees.

The following table summarizes activity for shares subject to options as of and for the fiscal years ended March 31, 2003, 2004, 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2002	2,043,000	$5.79
Granted	121,000	$7.78
Exercised, Canceled or Expired	(27,500)	$8.05

Outstanding at March 31, 2003	2,136,500	$5.87
Exercised, Canceled or Expired	(35,500)	$7.83

Outstanding at March 31, 2004	2,101,000	$5.84
Exercised, Canceled or Expired	(370,000)	$5.47

Outstanding at March 31, 2005	1,731,000	$5.92

Modified outstanding at March 31, 2005	3,053,668	$3.35

Exercise prices for options outstanding as of March 31, 2005 ranged from $1.89 to $4.63. The weighted average remaining contractual life of those options is 4.12 years at March 31, 2005. As of March 31, 2005, there were no options available for future grants under the Holding stock option plan and 3,053,668 options were outstanding and exercisable at a weighted average exercise price of $3.35 per share.

2004 Stock Incentive Plan

On December 16, 2004, the Company adopted its 2004 stock incentive plan (the “Stock Incentive Plan”). The Company’s officers, employees, consultants and directors are eligible to participate in the Stock Incentive Plan. The Company’s compensation committee administers the Stock Incentive Plan and has broad discretion to select the persons to whom awards may be granted, as well as the type, size and terms and conditions of each award, including when awards become exercisable or otherwise vest and the exercise price for options granted. There are 2,425,856 shares of Company common stock available for issuance under the Stock Incentive Plan.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

The maximum aggregate number of shares of Company common stock that may be covered by awards granted under the Stock Incentive Plan to any one participant during any calendar year is 750,000. The Stock Incentive Plan permits grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock-based awards.

As of March 31, 2005, there were no options outstanding under the Stock Incentive Plan. In the first quarter of fiscal 2006, the Company granted to (1) Messrs. Roderick, Marquard, Mason, Rutledge and O’Donnell, each of whom is a non-officer director, non-qualified stock options to purchase an aggregate of 50,000 shares of Company common stock at an exercise price per share equal to the initial public offering price of $10.00 per share, (2) Mr. Sharkey, a non-officer director, non-qualified stock options to purchase 10,000 shares of Company common stock at an exercise price of $7.24 per share, and (3) certain management employees, incentive stock options to purchase an aggregate of 736,000 shares of Company common stock at an exercise price of $8.89 per share. To date options to purchase 796,000 shares of Company common stock are outstanding with a weighted average exercise price of $8.94 per share.

Unless the Stock Incentive Plan is earlier terminated by the Company’s Board of Directors, the Stock Incentive Plan will automatically terminate on December 17, 2014. Awards granted before the termination of the Stock Incentive Plan may extend beyond that date in accordance with their terms.

10. Commitments and Contingencies

Lease Commitments

The Company leases, under several agreements with varying terms, certain office and warehouse facilities, equipment and vehicles. Rent expense totaled $21,657,000, $22,302,000 and $21,308,000 for the years ended March 31, 2003, 2004 and 2005, respectively. Sublease income for the years ended March 31, 2003, 2004 and 2005 was $632,000, $653,000 and $735,000, respectively. Minimum rentals of certain leases escalate from time to time based on certain indices.

At March 31, 2005 the Company was obligated under non-cancelable operating leases for future minimum rentals as follows:

Fiscal year:
2006	$15,904,000
2007	12,329,000
2008	9,064,000
2009	7,115,000
2010	5,597,000
Thereafter	42,012,000

Sub—total	92,021,000
Less: Non-cancelable subleases	(7,171,000)

Net lease obligations	$84,850,000

Other Commitments

In connection with the 1990 merger, the Company agreed to pay Kelso & Companies, Inc. (“Kelso”), affiliates of which owned the majority of Holding’s common stock, an annual fee of $1,250,000 each year for financial advisory services and to reimburse it for out-of-pocket expenses incurred in connection with rendering

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

such services. However, Kelso waived this annual fee for fiscal years 2000, 2001, 2002, 2003, 2004 and 2005. Amounts paid to Kelso in fiscal years 2000, 2001, 2002, 2003, 2004 and 2005 for reimbursement of expenses incurred by directors designated by KIA IV in attending the Company’s board meetings were not significant. On December 17, 2004, the Company and Kelso entered into an amendment to the financial advisory agreement pursuant to which on January 10, 2005 the Company paid Kelso a fee of $6,250,000, which was charged to expense, to terminate the obligation to pay fees to Kelso under the agreement. The obligations of Kelso to provide financial advisory services and the obligations with respect to the reimbursement of expenses of and indemnification of Kelso are still in effect.

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

The U.S. Department of Labor (the “DOL”) also investigated the same transactions involving the Plan. In the course of its investigation, the DOL and its advisors reviewed the valuations of Holding’s common and preferred stock prepared for the Plan and challenged the methodology used in preparing the valuations.

The Department of Labor—In August 2004, Holding and the benefits committee submitted a proposal to the DOL for the amendment of the consent order to change the methodology used in preparing annual valuations for the Plan. In connection with the change in valuation methodology, Holding also determined that it would be in the best interests of the Plan to make a special contribution of additional shares of Holding common stock with respect to the shares of Holding common stock held by the Plan. This contribution (which would be converted into a contribution of Company common stock upon consummation of the financial restructuring) would offset the adverse effect on participants in the Plan, because the change in methodology would cause a significant decrease in the appraised value of the Holding common stock. This proposal was approved by the DOL on November 17, 2004. On December 16, 2004, the board of directors of Holding approved the amended consent order and the program documents committing to make the special contribution to the Plan, and on December 17, 2004, the amended consent order was executed by Holding, the benefits committee and the DOL, and on January 3, 2005, the amended consent order was entered by the district court and became effective.

Holding authorized a special contribution of additional shares of Holding common stock or common stock equivalents to (1) the Plan, (2) the supplemental stock bonus plan and (3) a cash bonus plan. The special contribution will consist of 1.0817 shares of Holding common stock or its equivalent with respect to each share of Holding common stock held in the Plan. This amount is equal to (a) the difference between the appraised value as of March 31, 2004 using the old methodology and the appraised value as of March 31, 2004 using the new methodology, divided by (b) the appraised value as of March 31, 2004 using the new methodology, adjusted for the dilutive effect of such contribution. After giving effect to the special contribution, the Plan participants holding Holding common stock will continue to have shares of Holding common stock with the same aggregate value, notwithstanding the change in valuation methodology which otherwise would have had the effect of reducing the aggregate value of their equity interests. As of March 31, 2005, there were 2,454,119 shares of Holding common stock in the Plan of which 2,263,089 shares of Holding common stock were allocated to the accounts of participants who are still Company employees and are eligible to receive the special contribution in the form of common stock contributed to the Plan. The special contribution will consist of up to 2,447,984 shares

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

of Holding common stock or its equivalent and cash bonuses paid through a special purpose cash bonus plan of approximately $1,146,000 in the aggregate to participants who are no longer employed by the Company. The Company charged approximately $25,626,000 in the aggregate to expenses in fiscal 2005 with respect to the commitment to make the special contribution in December 2004.

To ensure compliance with the Internal Revenue Code and ERISA requirements, the first contribution will be made after the completion of the Plan year ended March 31, 2005. Due to certain Internal Revenue Service rules limiting the amount of contributions that can be made in a single year, the contributions will be made over two years, and affected participants who are no longer employed by the Company will receive the program benefits in cash payments outside the stock bonus plan. Other Internal Revenue Service rules limit contributions that discriminate in favor of highly compensated employees. Holding has adopted an amendment to the Plan that provides for stock contributions for the Plan years ending March 31, 2005 and March 31, 2006. To the extent legally permissible, each participant will receive the special contribution of 1.0817 additional shares of Holding common stock for each share of Holding common stock which remained in their account as of the date of the amended consent order in two contributions. To the extent participants do not receive their full allocation under the Plan over the two years, the program benefits will be provided under a special purpose cash bonus plan or through credits of units under a phantom stock plan called the supplemental stock bonus plan. The program has been designed to ensure that each participant will receive the equivalent value of their allocation of the special contribution determined as of the date of the amended consent order, whether or not they continue to be employed by the Company or continue to be a Plan participant.

Upon the consummation of the merger and financial restructuring, the Company assumed Holding’s obligations under all aspects of the program and the stock contributions are made in the Company’s common stock.

Environmental Contingencies

The Company is subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination. Although the Company believes it is in material compliance with laws and regulations, the Company is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters.

During fiscal years 2003, 2004 and 2005, expenditures totaling approximately $0.2 million per year were made in connection with monitoring and investigation activities at sites with contaminated soil and/or groundwater. As of March 31, 2005, an accrual of $0.7 million existed for future investigation activities related to the Forge and Clinton Drive sites, as discussed below. The Company does not consider any other pending environmental matters to be material.

Forge (Seattle/Kent, WA). In November 1998, the Company paid the purchasers of the Company’s former Forge facility and an off-site disposal site $2.3 million as an arbitration award for liabilities related to the remediation of known contamination at the Forge facility. The Company continues to monitor the disposal site for environmental conditions in accordance with a consent decree issued by the Washington Department of Ecology. Annual costs associated with such monitoring are not significant, and the Company does not anticipate significant additional expenditures related to this matter.

The Forge property is located on the Lower Duwamish Waterway, which has been identified by the United States Environmental Protection Agency (the “EPA”), as a Superfund Site. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), owners or operators of facilities that

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

have released hazardous substances to the environment may be liable for remediation costs and damages to natural resources caused by such releases. Courts have held that such liability may be joint and several; however, in many instances, the costs are allocated among the parties, primarily based on their estimated contribution to the contamination. The EPA has entered into an Administrative Order of Consent (“AOC”) with four major property owners with potential liability for cleanup of the Duwamish site that outline tasks required to be completed to further investigate the nature and extent of the contamination and cleanup alternatives. In November 2001, the current owners of the Forge property notified the Company of a potential claim for indemnification for any liability relating to contamination of the Duwamish site. The notification stated that the Forge facility, along with other businesses located along the Duwamish site, are expected be named as potentially responsible parties for contamination of the Duwamish site and requested that the Company participate under a joint defense.

On July 10, 2003, pursuant to a request from the EPA, the Company executed an AOC under CERCLA to investigate certain areas of the Forge facility to determine whether it has contributed to certain contamination of the Lower Duwamish Waterway that is expected to be the subject of remedial action by a neighboring facility. The initial estimate of the cost of proposed work under the AOC ranged from $0.4 million to $0.5 million of which approximately $0.3 million has been spent as of March 31, 2005. In addition, as of March 31, 2005, the Company had an accrual of approximately $0.2 million with respect to the Forge facility for environmental investigation and remediation costs for compliance and sampling work with respect to the AOC expected to be incurred during fiscal 2006. On April 15, 2003, the Company signed a funding and participation agreement with the current owners of the Forge property, which requires the Company to fund 85% of costs to be incurred in connection with the investigation activities to be performed under the AOC.

The Company is continuing to evaluate this matter and remedies it may have, including insurance recoveries for any monies to be spent as part of the investigation or cleanup of the Duwamish site. Because the Duwamish site is still being investigated and cleanup alternatives and responsibility for cleanup are still being evaluated, the Company cannot determine what ultimate liability the Company may have relating to this matter.

Clinton Drive (Houston, TX). In connection with the sale of a surplus facility in Houston, Texas, an environmental investigation of the site detected benzene in the groundwater at the site that the Company believes came from previously removed diesel/gasoline underground storage tanks. Based on additional sampling and tests, traces of chlorinated solvents were also detected in the groundwater at the site. In connection with the sale of the property, on December 9, 2004, the Company entered into an agreement with the buyer that provides for the Company to do the following:

•	file a voluntary clean-up application with the Texas Commission for Environmental Quality (“TCEQ”), that commits the Company to clean-up the soil and groundwater at the site for the benzene and chlorinated solvents to acceptable levels in accordance with TCEQ requirements;

•	fund an escrow account with $0.5 million to be available to complete required clean-up and subsequent monitoring activities; and

•	indemnify the buyer for pre-existing environmental issues on the site based on applicable TCEQ industrial/commercial standards.

The Company has accrued $0.5 million for the estimated liability from this issue.

Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

effect on the Company’s financial condition, results of operations or liquidity. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

11. Legal

Champagne Metals. On April 22, 2002, Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, brought suit against the Company and six other metal service centers in the federal District Court for the Western District of Oklahoma. Champagne Metals alleged that the Company had conspired with the other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor in violation of federal and state antitrust laws and that such conspiracy further constituted tortious interference with business and contractual relations. Champagne Metals sought treble damages on its antitrust claims and punitive damages in addition to actual damages. The Company and the other defendants filed motions for summary judgment, and on June 15, 2004, the federal District Court for the Western District of Oklahoma entered an order granting the motions for summary judgment of each of the defendants including the Company and dismissed the case. Champagne Metals has appealed the judgment. The 10th Circuit Court of Appeals Mandatory Settlement and Procedural Matters Conference occurred on September 17, 2004, without anything substantive taking place. On November 5, 2004, the plaintiff filed and served its Appellant’s Brief on Appeal. Defendants’ Responsive Brief on Appeal was filed on December 22, 2004, and plaintiff filed Appellant’s Reply Brief on January 19, 2005.

Other. The Company is occasionally involved in ordinary, routine litigation incidental to the Company’s normal course of business, none of which the Company believes to be material to the Company’s financial condition or results of operations. The Company maintains various liability insurance coverages to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. See also the discussion of environmental proceedings under “Environmental Matters” above.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

12. Quarterly Results of Operations (unaudited)

Summary unaudited financial data are as follows:

2004	Jun 30,	Sep 29,	Jan 1,	Mar 31,
	(dollars in thousands, except per share data)
Revenues	$238,299	$231,216	$248,785	$322,067
Gross profit	66,862	64,240	68,805	86,194
Net loss	(6,791)	(8,133)	(5,153)	(3,485)

Net loss per share
Basic	$(0.81)	$(0.93)	$(0.68)	$(0.54)
Diluted	(0.81)	(0.93)	(0.68)	(0.54)

2005	Jun 30,	Sep 29,	Dec 31,	Mar 31,
Revenues	$361,636	$389,271	$401,683	$456,300
Gross profit	105,561	110,543	107,750	100,165
Net income	11,703	21,852	4,519	59,429

Net income per share
Basic	$0.79	$1.67	$0.39	$4.35
Diluted	0.58	1.23	0.29	3.39

Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts the effect of potentially dilutive securities in the periods in which the effect would have been dilutive. In addition, in determining net income and net income available to common stockholders, the Company stopped accruing dividends on Holding series A and Holding series B preferred stock and stopped accruing interest on the Variable Rate Senior Notes at September 29, 2004, in accordance with merger and financial restructuring agreements.

The quarter ended January 1, 2005 includes a $17,327,000 charge for the special contribution to the Plan as discussed in Note 12, the $6,250,000 termination fee paid to Kelso in connection with an amendment to the Company’s financial advisory agreement with Kelso, the $3,500,000 performance bonus paid to the Company’s chief executive officer, the non-cash charge of $1,557,000 in connection with the adoption of SFAS No. 123, Accounting for Stock-Based Compensation. The quarter ended March 31, 2005 includes an additional $8,299,000 charge related to the Company’s obligation to mark to market the special contribution shares at the initial public offering price of $10 per share.

EARLE M. JORGENSEN COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to costs and expenses	Amounts charged off (net of recoveries)	Balance at end of period
Allowance for doubtful accounts
Year ended March 31, 2003	$452,000	$2,649,000	$(2,711,000)	$390,000
Year ended March 31, 2004	390,000	2,880,000	(2,669,000)	601,000
Year ended March 31, 2005	601,000	1,873,000	(1,375,000)	1,099,000

Reserve for inventory
Year ended March 31, 2003	$2,525,000	$2,321,000	$(1,669,000)	$3,177,000
Year ended March 31, 2004	3,177,000	1,123,000	(912,000)	3,388,000
Year ended March 31, 2005	3,388,000	1,497,000	(1,446,000)	3,439,000

S-2