Form 10-Q
period 2005-06-29
JORGENSEN EARLE M CO /DE/
filed 2005-08-11
CIK 54003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 29, 2005.

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

As of July 31, 2005, 50,237,094 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

EARLE M. JORGENSEN COMPANY

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 29, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,005	$19,994
Accounts receivable, less allowance for doubtful accounts of $1,532 and $1,099 at June 29, 2005 and March 31, 2005, respectively	191,902	177,298
Inventories	265,954	252,222
Deferred income taxes	30,800	30,800
Other current assets	10,097	10,989

Total current assets	507,758	491,303

Property, plant and equipment, net of accumulated depreciation of $94,836 and $92,239 at June 29, 2005 and March 31, 2005, respectively	123,392	118,271
Net cash surrender value of life insurance policies	44,729	38,639
Debt issue costs, net of accumulated amortization	6,871	7,158
Other assets	2,612	3,470

Total assets	$685,362	$658,841

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$173,774	$199,630
Accrued employee compensation and related taxes	10,475	21,991
Accrued employee benefits	15,870	14,040
Accrued interest	17,985	29,323
Accrued stock bonus plan special contribution	14,138	13,527
Accrued income taxes	7,448	16,849
Other accrued liabilities	7,409	8,969
Current portion of long-term debt	3,108	1,215

Total current liabilities	250,207	305,544

Long-term debt	325,118	515,674
Deferred income taxes	2,645	2,645
Other long-term liabilities	16,369	21,151
Commitment and contingencies
Stockholders’ equity (deficit):
Holding preferred and common stock subject to redemption in certain circumstances, stated at redemption price	—	78,119
Holding series A preferred stock, $.01 par value, 13% cumulative (liquidation value of $24,755); 600,000 shares authorized; 247,546 shares issued (214,495 shares at stated value not subject to redemption at March 31, 2005 and none at June 29, 2005)	—	21,449
Holding series B preferred stock, $.01 par value, variable rate cumulative (liquidation value of $30,018); 100,000 shares authorized; 30,018 shares issued (3,152 shares at stated value not subject to redemption at March 31, 2005 and none at June 29, 2005)	—	3,152
Holding common stock, $.01 par value, 19,500,000 shares authorized; 13,338,536 shares issued (10,790,324 shares at stated value not subject to redemption at March 31, 2005 and none at June 29, 2005)	—	108
Common stock, $.001 par value; 80,000,000 shares authorized; 48,517,094 shares issued at June 29, 2005 and none at March 31, 2005	49	—
Capital in excess of par value	345,968	77,909
Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption price	—	(20,868)
Accumulated other comprehensive loss
Foreign currency translation adjustment	883	1,150
Additional minimum pension liability	(2,738)	(2,738)
Accumulated deficit	(253,139)	(275,721)
Treasury stock	—	(68,733)

Total stockholders’ equity (deficit)	91,023	(186,173)

Total liabilities and stockholders’ equity (deficit)	$685,362	$658,841

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Three Months Ended
	June 29, 2005	June 30, 2004
	(Unaudited)
Revenues	$443,972	$361,636
Cost of sales	328,374	256,075

Gross profit	115,598	105,561
Expenses:
Warehouse and delivery	40,083	38,073
Selling	10,238	13,390
General and administrative	17,894	14,432

Total expenses	68,215	65,895

Income from operations	47,383	39,666
Interest expense, net	13,638	23,365

Income before income taxes	33,745	16,301
Income tax expense	11,163	4,598

Net income	22,582	11,703
Preferred dividends	—	2,733

Net income available to common stockholders	$22,582	$8,970

Net income available to common stockholders per share:
Basic	$0.50	$0.79

Diluted	$0.48	$0.58

Number of shares used in net income available to common stockholders per share:
Basic	45,028,000	11,405,000

Diluted	47,319,000	15,467,000

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Shares	Common Stock	Preferred and common stock subject to redemption in certain circumstances	Holding Series A preferred stock	Holding Series B preferred stock	Holding common stock	Capital in excess of par value	Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption price	Accumulated other comprehensive loss	Accumulated deficit	Treasury Stock	Total
Balance at March 31, 2004	—	$—	$95,525	$20,902	$14	$106	$77,188	$(34,735)	$(2,698)	$(370,953)	$(58,644)	$(273,295)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	11,703	—	11,703
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(135)	—	—	(135)

Comprehensive income												11,568
Stock Dividend on Series B—1,114 issued shares	—	—	—	—	1,114	—	—	—	—	(1,114)	—	—
Reclassification of stock dividend on Series B for shares subject to redemption	—	—	1,113	—	(1,113)	—	—	—	—	—	—	—

Balance at June 30, 2004 (unaudited)	—	—	$96,638	$20,902	$15	$106	$77,188	$(34,735)	$(2,833)	$(360,364)	$(58,644)	$(261,727)

Balance at March 31, 2005	—	$—	$78,119	$21,449	$3,152	$108	$77,909	$(20,868)	$(1,588)	$(275,721)	$(68,733)	$(186,173)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	22,582	—	22,582
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(267)	—	—	(267)

Comprehensive income												22,315
Initial public offering, net	17,600,000	18	—	—	—	—	161,774	—	—	—	—	161,792
Conversion of variable rate senior notes of Holding, Holding preferred series A and B shares, Holding warrants and Holding common stock, into common stock	30,917,094	31	(78,119)	(21,449)	(3,152)	(108)	106,146	20,868	—	—	68,733	92,950
Stock-based compensation	—	—	—	—	—	—	139	—	—	—	—	139

Balance at June 29, 2005 (Note 1) (unaudited)	48,517,094	$49	$—	$—	$—	$—	$345,968	$—	$(1,855)	$(253,139)	$—	$91,023

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Three Months Ended
	June 29, 2005	June 30, 2004
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$22,582	$11,703
Adjustments to reconcile net income to net cash used in operating activities:
Special contribution to stock bonus plan	(4,357)	—
Depreciation and amortization	2,670	2,851
Amortization of debt issue costs	330	330
Accrued postretirement benefits	212	188
Gain on sale of property, plant and equipment	(13)	(13)
Stock-based compensation	139	—
Provision for bad debts	807	639
Increase in cash surrender value of life insurance over premiums paid	(8,295)	(5,256)
Changes in operating assets and liabilities:
Accounts receivable	(15,411)	(33,358)
Inventories	(13,732)	(41,182)
Other current assets	(1,034)	(596)
Accounts payable and accrued liabilities	(46,042)	22,298
Non-trade receivable	2,647	122
Other	(706)	(201)

Net cash used in operating activities	(60,203)	(42,475)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,840)	(7,179)
Proceeds from the sale of property, plant and equipment	30	6
Premiums paid on life insurance policies	(464)	(464)
Proceeds from redemption of life insurance policies	2,669	124

Net cash used in investing activities	(5,605)	(7,513)

FINANCING ACTIVITIES:
Net borrowings under revolving loan agreements	57,718	45,653
Net proceeds from initial public offering	161,792	—
Cash paid in exchange for senior variable rate notes	(127,091)	—
Cash paid upon conversion of Holding series A preferred stock	(23,245)	—
Cash paid upon conversion of Holding series B preferred stock	(13,784)	—
Payments of debt issue costs	(43)	—
Payments on other debt	(500)	(500)

Net cash provided by financing activities	54,847	45,153

Effect of exchange rate changes on cash	(28)	(25)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,989)	(4,860)
Cash and cash equivalents at beginning of period	19,994	15,646

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,005	$10,786

DISCLOSURE OF NON-CASH TRANSACTIONS:

In April 2005, in conjunction with the Company’s merger and financial restructuring, and initial public offering, the Company issued 16,784,999 shares of its common stock in consideration for the unpaid portion of the variable rate senior notes of Holding, Holding series A preferred stock, and Holding series B preferred stock valued, in the aggregate, $167,850, based on an initial public offering price of $10.00 per share. In addition, the Company converted Holding common stock and outstanding warrants into 14,132,095 shares of the Company’s common stock.

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

JUNE 29, 2005

1.	Basis of Presentation and Consolidation

Earle M. Jorgensen Company (the “Company”) became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (“Holding”) as the result of a series of business combinations and mergers effective April 1, 1990. On April 20, 2005, the Company completed its merger and financial restructuring, pursuant to which Holding was merged with and into a wholly-owned subsidiary of the Company. In addition, the Company completed its initial public offering of its common stock on April 20, 2005. The Company’s stock trades on the New York Stock Exchange under the symbol “JOR.” For accounting purposes the financial restructuring has been accounted for as a combination of entities under common control. Accordingly, the financial position and results of operations and share data of Holding have been included with the Company for all periods presented.

The Company, Holding and affiliates of Kelso & Companies Inc. completed a merger and financial restructuring transaction concurrent with its initial public offering on April 20, 2005 (approved by the Company’s board on September 27, 2004). Holding merged into a wholly-owned subsidiary of the Company pursuant to a merger agreement dated as of December 17, 2004, amended as of January 28, 2005, and further amended as of March 3, 2005 (as amended “the Merger Agreement”). Pursuant to the Merger Agreement (1) all issued and outstanding shares of Holding’s common stock were converted into shares of the Company’s common stock and (2) all issued and outstanding shares of Holding’s series A preferred stock and series B preferred stock were converted into a combination of cash and shares of the Company’s common stock. In addition, pursuant to an exchange agreement dated as of December 17, 2004, and amended as of March 3, 2005 (as amended, the “Exchange Agreement”), Kelso Investment Associates IV, L.P. (“KIA IV”) exchanged all of the outstanding variable rate senior notes of Holding for a combination of cash and shares of the Company’s common stock and all rights pursuant to warrant agreements executed by Holding entitling KIA IV to purchase shares of the common stock of Holding for shares of the Company’s common stock. The value of the shares of the Company’s common stock for use as merger consideration was $10.00 per share, the price at which a share of the Company’s common stock was sold in the Company’s initial public offering. The net proceeds of the offering were allocated to the payment of the cash consideration for the series A preferred stock, series B preferred stock and variable rate senior notes upon consummation of the merger and financial restructuring in accordance with the terms of the Merger Agreement and the Exchange Agreement.

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries: Earle M. Jorgensen (Canada) Inc., Stainless Insurance Ltd., a captive insurance subsidiary, and EMJ Metals LLC. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at June 29, 2005 and the consolidated results of operations and cash flows for the three months ended June 29, 2005 and June 30, 2004. The consolidated results of operations for the three months ended June 29, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

2.	Other Comprehensive Income

	Three Months Ended
	June 29, 2005	June 30, 2004
Net income	$22,582,000	$11,703,000
Foreign currency translation adjustment	(267,000)	(135,000)

Comprehensive income	$22,315,000	$11,568,000

3.	Stock-Based Compensation

During fiscal 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, using the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. In accordance with SFAS No. 123, the Company estimated the fair value of options using an option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, and the expected life of the options. At the time of adopting SFAS No. 123 the Company’s common stock was not traded on a national securities exchange or an over-the-counter market, and therefore an effectively zero percent volatility was used. The dividend yield is excluded from the calculation, as it is the Company’s intention to retain all future earnings. All stock options were fully vested prior to the adoption of SFAS No. 123.

For the three months ended June 29, 2005 and June 30, 2004, the Company recognized compensation expense of $139,000 and $0, respectively. During the first quarter of fiscal 2006, the Company granted options to purchase an aggregate of 796,000 shares of Company common stock under its 2004 Stock Incentive Plan with a weighted average exercise price per share of $8.94. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants were as follows: dividend yield 0%, risk-free interest rate 3.9%, expected life of the options 6.9 years, and stock volatility 42.0%.

4.	Benefit Plans

The Company maintains a noncontributory defined benefit pension plan covering substantially all hourly union employees (the “Hourly Plan”). Benefits under the Hourly Plan vest after five years and are determined based on years of service and a benefit rate that is negotiated with each union. The assets of the Hourly Plan for participants are held in trust and consist of bonds, equity securities and insurance contracts. The Company contributes at least the minimum required annually under ERISA. The Company also maintains an unfunded supplemental pension plan, which provides benefits to certain retired participants; this plan has been frozen to include only existing participants (the “Supplemental Plan”).

Net periodic pension expense associated with the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	June 29, 2005	June 30, 2004
Service cost of benefits earned during the period	$164,000	$148,000
Interest cost of projected benefit obligation	264,000	255,000
Expected return on plan assets	(263,000)	(254,000)
Amortization of prior service cost (benefit)	32,000	(9,000)
Recognized net loss	34,000	7,000

Net periodic pension expense	$231,000	$147,000

As of June 29, 2005, the Hourly Plan is 100% invested in the Wells Fargo Asset Allocation Collective Investment Fund (the “Fund”). The Fund seeks long-term total return, consistent with reasonable risk, by shifting investments among stocks and U.S. Treasury long-term bonds using a quantitative asset allocation strategy. The Fund invests in common stocks that comprise the S&P 500 Index and bonds that comprise the Lehman Brothers 20+ Treasury Bond Index. The Fund will remain near its strategic allocation of 60% stocks and 40% bonds the majority of the time to maximize the probability of achieving its long-term risk and return objectives.

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

Components of the net periodic pension expense associated with the Company’s Postretirement Plan for the three months ended June 29, 2005 and June 30, 2004 are as follows:

	Three Months Ended
	June 29, 2005	June 30, 2004
Service cost of benefits earned over the period	$90,000	$78,000
Interest cost on projected benefit obligation	81,000	72,000
Recognized net loss	41,000	40,000

Net periodic post retirement benefit expense	$212,000	$190,000

5.	Income Taxes

Income tax expense for the first three months of fiscal 2006 and fiscal 2005 include provisions for state, federal and foreign income taxes. The effective tax rate for the first three months of fiscal 2006 and fiscal 2005 were 33.1% and 28.2%, respectively. The Company’s effective tax rate is based on estimated annual taxable income.

6.	Earnings Per Share

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, Earnings Per Share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any.

The following is a reconciliation of net income available to common stockholders and weighted average common shares for the purposes of calculating basic earnings per share:

	Three Months Ended
	June 29, 2005	June 30, 2004
Basic earnings per share
Net income	$22,582,000	$11,703,000
Preferred dividends	—	2,733,000

Net income available to common stockholders	$22,582,000	$8,970,000

Weighted average common shares outstanding	45,028,000	11,405,000

Basic earnings per share	$0.50	$0.79

The following is a reconciliation of net income available to common stockholders and weighted average common shares for the purposes of calculating diluted earnings per share:

	Three Months Ended
	June 29, 2005	June 30, 2004
Diluted earnings per share
Net income	$22,582,000	$11,703,000
Preferred dividends	—	2,733,000

Net income available to common stockholders	$22,582,000	$8,970,000

Weighted average common shares outstanding	45,028,000	11,405,000
Dilution from stock options and warrants	2,291,000	4,062,000

Weighted average common shares outstanding	47,319,000	15,467,000

Diluted earnings per share	$0.48	$0.58

The computations of earnings per share for the three months ended June 29, 2005 do not include 786,000 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive. There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three months ended June 30, 2004.

7.	Impact of Recently Issued Accounting Principles

In April 2005, the United States Securities and Exchange Commission (the “SEC”) approved a new rule that delays the effective date of SFAS No. 123R, Share-Based Payment. Except for this deferral of the effective date, the guidance in SFAS No. 123R is unchanged. Under the SEC’s rule, SFAS No. 123R is now effective for the Company for annual, rather than interim, periods that begin after June 15, 2005. The Company will apply this Statement to all awards granted on or after April 1, 2006 and to awards modified, repurchased, or cancelled after that date. The Company does not expect the adoption of FAS 123R to have a material impact on its Consolidated Financial Statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” “will,” “should,” and similar expressions, we do so to identify forward-looking statements. Such statements are intended to operate as “forward looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors such as the cyclicality of the metals industry and industries that purchase our products, fluctuations in metals prices, general economic conditions, fluctuations due to seasonal businesses of our customers, the dependability of our information management systems and our automated inventory system, competition in the metals service center industry, our ability to satisfy our “on-time or free” delivery guarantee, our ability to meet our debt obligations and refinance our senior notes before maturity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, for a description of these and other risks, uncertainties and factors.

You should be aware that any forward-looking statement made by us in this Quarterly Report on Form 10-Q, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur.

Overview

We are a leading distributor of metal bar and tubular products used in North American manufacturing processes and have been in business for over 80 years. We purchase over 25,000 different metal products in large quantities from primary producers, including a broad mix of carbon, alloy and stainless steel and aluminum bar, tubular and plate products. We sell these metal products in smaller quantities to over 35,000 customers spanning various industries, including machine tools, industrial equipment, transportation, fluid power, oil, gas and energy, fabricated metal, and construction and agricultural equipment. We distribute our broad range of metal products and provide our customers value-added metal processing and inventory management services from our distribution network of 37 strategically located service and processing centers in the United States and Canada.

Metals service centers function as key intermediaries between the metals producers that desire to sell large volumes to few customers and the end-users that need specific products in smaller quantities. Primary metals producers, which manufacture and sell large volumes of steel, aluminum and specialty metals in standard sizes and configurations, generally sell only to large end-users and metals service centers that do not require processing of the products and who can order in large quantities and tolerate relatively long lead times. We believe that the role of the primary metals producers will not change in the foreseeable future and that these producers will continue to focus on providing efficient and volume-driven production of a limited number of standardized metal products. The metals distribution industry is fragmented, with approximately 1,300 participants throughout North America in 2004, the largest of which represented less than 4% of estimated industry sales in North America of $85.0 billion in 2004. Based on 2004 data on the North American industry, approximately $40.5 billion, a 42% increase over 2003, of sales were attributable to the 100 largest metals service centers in North America. The industry includes both general-line distributors, like us, that handle a wide range of metal products and specialty distributors that specialize in particular categories of metal products. Most of the companies in the metals distribution industry have a product mix more heavily weighted toward flat products, such as sheet and plate. The bar and tubular products that are our core products tend to be sold in smaller quantities, with shorter lead times and at higher gross margins than flat products. Geographic coverage by metals service centers is influenced by their national, regional and local representation.

During the last several years, we have focused our management efforts on automating and reconfiguring our facilities to increase workflow, enhancing our information management systems to improve customer service, and streamlining our management structure, reducing headcount and decreasing corporate overhead to reduce costs. Our results reflect these improvements and increased demand for our metal products. For example:

•	during the first quarter of fiscal 2006 we handled approximately 6,000 sales transactions per business day at an average sale price of approximately $816 per transaction;

•	tons shipped during the first quarter of fiscal 2006, increased 3.1% compared to the first quarter of fiscal 2005;

•	in the first quarter of fiscal 2006, tons shipped from stock inventory per employee, based on the average number of employees during the period, was 117;

•	in the first quarter of fiscal 2006, our EBITDA (as defined and discussed below under the heading “Statement of Operations and Other Data”) per employee, based on the average number of employees in the period, was $29,083; and

•	our operating margin for the first quarter of fiscal 2006 was 10.7%.

The following table provides the percentage of tons we sold to domestic customers in the largest industries we serve for the three months ended June 29, 2005 and June 30, 2004. Prior year comparisons may have changed due to customer reclassifications in certain industries as reported.

	Three Months Ended
	June 29, 2005	June 30, 2004
General Machining	28.8%	29.0%
Industrial Equipment	8.6	8.1
Transportation	7.4	7.0
Fluid Power	6.1	6.2
Metal Service Centers & Wholesale Trade	5.7	6.3
Oil, Gas & Energy	5.7	4.6
Construction/Farm Equipment	5.6	5.7
Fabricated Metal	5.3	6.2
Screw Machine Products	4.7	5.3
Power Transmission Equipment	4.1	3.7
All Other Industries	18.0	17.9

Total	100.0%	100.0%

Statement of Operations and Other Data

All information contained in the following table was derived from the historical financial statements for the three months ended June 29, 2005 and June 30, 2004 included elsewhere herein.

	Three Months Ended
	June 29, 2005%		June 30, 2004%
	(dollars in thousands)
Statement of Operations Data:
Revenues	$443,972	100.0%	$361,636	100.0%
Gross Profit	115,598	26.0%	105,561	29.2%
Operating expenses	68,215	15.4%	65,895	18.2%
Income from operations	47,383	10.7%	39,666	11.0%
Net interest expense	13,638	3.1%	23,365	6.5%
Net income	22,582	5.1%	11,703	3.2%

Other Data:
EBITDA(1)	$50,053		$42,517
Capital expenditures	7,840		7,179
Tons shipped	201,271		194,615
Net cash flows used in operating activities	(60,203)		(42,475)
Net cash flows used in investing activities	(5,605)		(7,513)
Net cash flows provided by financing activities	54,847		45,153

(1)	“EBITDA” represents net income before net interest expense, provision for income taxes and depreciation and amortization. Consistent with Item 10(e) of Regulation S-K promulgated under the Securities Act, our EBITDA has not been adjusted to exclude any other non-cash charges or liabilities, such as LIFO (last-in-first-out) adjustments of $5,015 and $11,375 and accruals for stock bonus plan contributions and postretirement benefits aggregating $212 and $188 for the three months ended June 29, 2005 and June 30, 2004, respectively. We believe EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of company performance in our industry. Our management believes that EBITDA is useful in evaluating our operating performance between periods and compared to that of our competitors because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary between periods and for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a significant component when measuring our performance in connection with determining incentive compensation. EBITDA is not a recognized measure of operating income, financial performance or liquidity under U.S. generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and assessing financial performance. Therefore, while providing useful information, our EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with U.S. generally accepted accounting principles and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. A reconciliation of net income to EBITDA for each of the respective periods indicated is as follows:

	Three Months Ended
	June 29, 2005	June 30, 2004
	(dollars in thousands)
Reconciliation of EBITDA:
Net income	$22,582	$11,703
Depreciation and amortization	2,670	2,851
Net interest expense	13,638	23,365
Provision for income taxes	11,163	4,598

EBITDA	$50,053	$42,517

Results of Operations—Three Months Ended June 29, 2005 Compared To Three Months Ended June 30, 2004

Revenues. Revenues for the first quarter of fiscal 2006 increased 22.8% to $444.0 million, from $361.6 million for the same period in fiscal 2005, primarily reflecting a 22.4% increase in average selling prices, when compared to the first quarter of fiscal 2005. Sales volume for the first quarter of fiscal 2006 was 201,000 tons an increase of 3.1% over the volume shipped in the first quarter of fiscal 2005. Revenues from our domestic operations increased 21.9% to $412.5 million in the first quarter of fiscal 2006, from $338.3 million for the same period in fiscal 2005. The increase was influenced by stronger demand for products sold to customers in certain industries we serve, including oil, gas and energy and industrial equipment, partially offset by a decline in demand from customers in metal service centers and wholesale trade, screw machine products and fabricated metals. Revenues from our Canadian operations increased 35.2% to $31.5 million in the first quarter of fiscal 2006, from $23.3 million in the same period in fiscal 2005, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and overall stronger economic conditions.

Gross Profit. Gross profit for the first quarter of fiscal 2006 increased 9.5% to $115.6 million, from $105.6 million for the same period in fiscal 2005, while gross margins were 26.0% and 29.2%, respectively. Our gross margins decreased primarily due to an increase in competitive pressure resulting from declines in pricing in certain carbon steel products and an overall increase in inventory availability in the market, as compared to shortages last year. Price increases in a broad cross section of our products were reflected in our inventory purchases resulting in a charge of $5.0 million in the first quarter of fiscal 2006 to cost of sales to value inventory on a LIFO (last-in-first-out) basis, compared to $11.4 million in the same period in fiscal 2005. Gross profit and gross margin from our domestic operations were $109.1 million and 26.4%, respectively, during the first quarter of fiscal 2006, compared to $98.9 million and 29.2%, respectively, for the same period in fiscal 2005. Gross profit and gross margin from our Canadian operations were $6.5 million and 20.6%, respectively, during the first quarter of fiscal 2006, compared to $6.7 million and 28.8%, respectively, for the same period in fiscal 2005.

Expenses. Total operating expenses for the first quarter of fiscal 2006 increased 3.5% to $68.2 million, from $65.9 million for the same period in fiscal 2005. As a percentage of revenues, operating expenses were 15.4% in the first quarter of fiscal 2006, compared to 18.2% for the same period in fiscal 2005. Operating expenses were increased in the first quarter of fiscal 2006 by the $8.5 million initial public offering bonus. Operating expenses also increased as a result of changes in variable expenses, primarily due to rising prices for freight and fuel and higher benefits costs. These higher expenses were partially offset by lower leased equipment expense, a decrease in sales incentives and a $4.4 million favorable mark-to-market adjustment for the special contribution to our stock bonus plan.

Warehouse and delivery expenses for the first quarter of fiscal 2006 increased 5.2% to $40.1 million, from $38.1 million for the same period in fiscal 2005. As a percentage of revenues, warehouse delivery expenses were 9.0% in the first quarter of fiscal 2006, compared to 10.5% for the same period in fiscal 2005. The increase in these expenses resulted primarily from higher freight and fuel expenses, increased benefits costs and higher equipment and building maintenance costs, partially offset by lower leased equipment expense. We recorded an adjustment of $1.1 million in the first fiscal quarter of 2005 to reserve for specialized equipment operating lease obligations related to a parts fabrication contract that was terminated early by a customer.

Selling expenses for the first quarter of fiscal 2006 decreased 23.9% to $10.2 million, from $13.4 million for the same period in fiscal 2005, and decreased as a percentage of revenues to 2.3% in the first quarter of fiscal 2005 from 3.7% in the first quarter of fiscal 2005. The decrease in selling expenses resulted from lower incentive accruals for sales personnel partially offset by increased salaries and benefits for increased headcount and increased vehicle lease expense.

General and administrative expenses for the first quarter of fiscal 2006 increased 24.3% to $17.9 million, from $14.4 million for the same period in fiscal 2005. These expenses were 4.0% of revenues in the first quarter of fiscal 2006 and 4.0% of revenues in the same period in fiscal 2005. General and administrative expenses include the $8.5 million initial public offering bonus. Additionally, increases in general and administrative expenses resulted from higher benefits costs, partially offset by a $4.4 million favorable mark-to-market adjustment for the special contribution to our stock bonus plan.

Net Interest Expense. Net interest expense was $13.6 million during the first quarter of fiscal 2006 and $23.4 million for the same period in fiscal 2005. These amounts include interest related to our long-term debt and borrowings against the cash surrender value of company owned life insurance policies we maintain, and the amortization of debt issue costs ($0.3 million in the first quarter of fiscal 2006 and $0.3 million in the same period of fiscal 2005). Net interest expense for the first quarter of fiscal 2005 included $10.3 million of interest expense relating to Holding’s variable rate senior notes, which was eliminated in fiscal 2006 as a result of the completion of the merger and financial restructuring.

The average outstanding indebtedness (excluding borrowings against the cash surrender value of our company owned life insurance policies and Holding’s variable rate senior notes) during the first quarter of fiscal 2006 was $317.1 million versus $359.1 million during the same period in fiscal 2005. The weighted average interest rate on such indebtedness during the first quarter of fiscal 2006 was 9.0% versus 8.0% during the same period in fiscal 2005. The average borrowings under our domestic credit facility in the first quarter of fiscal 2006 decreased to $63.2 million from $103.1 million for the same period in fiscal 2005, and the average interest rate under our domestic credit facility was 6.1% for the first quarter in fiscal 2006 compared to 4.2% for the same period in fiscal 2005.

The outstanding borrowings against the cash surrender value of our company owned life insurance policies were $201.7 million at June 29, 2005 and $203.9 million at March 31, 2005, and the total interest expense on these borrowings increased to $6.0 million during the first quarter of fiscal 2006, compared to $5.4 million in the first quarter of fiscal 2005. These increases resulted primarily from additional borrowings of $21.6 million against the increased cash surrender value of our company owned life insurance policies in fiscal 2005 to pay annual premiums on the policies and to pay interest on previous borrowings.

Income Taxes. Income tax expense was $11.2 million with an effective tax of 33.1% during the first quarter of fiscal 2006 compared to an expense of $4.6 million and an effective rate of 28.2% for the same period in fiscal 2005. The Company returned to a normalized tax rate in 2006 as a result of the financial restructuring and recent operating performance. The increase in the effective tax rate in the first quarter of fiscal 2006 compared to the same period in fiscal 2005, was primarily due to the prior year tax provision including a benefit from utilization of our net operating losses not available in fiscal 2006. We currently anticipate that our effective tax rate will be approximately 34% in fiscal 2006, which will consist of federal, state franchise and foreign income taxes.

Liquidity and Capital Resources

Working Capital. Working capital increased to $257.6 million at June 29, 2005, from $185.8 million at March 31, 2005. The increase was attributable to a decrease in accounts payable and accrued liabilities of $57.2 million and an increase in inventories and accounts receivable. During the first three months of fiscal 2006, our primary source of cash consisted of borrowings under our credit facilities, which increased by $57.7 million to $74.6 million at June 29, 2005, from $16.9 million at March 31, 2005. Our primary uses of cash in the first three months of fiscal 2006 included $60.2 million to fund operating activities, compared to $42.5 million in the same period of fiscal 2005, and $7.8 million for capital expenditures in the first three months of fiscal 2006, compared to $7.2 million in the same period of fiscal 2005. The increase in cash used in operating activities was primarily attributable to lower accounts payable and accrued liabilities due to the timing of payments.

Capital Expenditures. For the first three months of fiscal 2006, our capital expenditures totaled $7.8 million, of which $3.4 million was spent on expanding the Kasto system in Chicago, $1.9 million was spent on other facility improvements, expansions and new satellite facilities, $2.0 million was used for routine replacement of machinery and equipment, and $0.5 million was used for additions and enhancements to our information systems. Our board of directors has approved approximately $26.6 million for capital expenditures during fiscal 2006, primarily for expanding the Kasto system in Chicago and other facility improvements and expansions, new satellite facilities, routine replacement of machinery and equipment and additions and enhancements to our information systems.

Sources of Liquidity. As of June 29, 2005, our primary sources of liquidity were available borrowings of $218.3 million under our domestic credit facility, cash and cash equivalents of approximately $9.0 million, available borrowings of approximately $16.0 million against the company owned life insurance policies we maintain and internally generated funds.

Domestic Credit Facility. Our amended and restated domestic credit facility (as amended on March 3, 2005) allows maximum borrowings of the lesser of $300.0 million, including letters of credit, and an amount equal to 85% of eligible trade receivables plus 60% of eligible inventories, as defined. At June 29, 2005, we had $72.2 million of revolving loans and $9.5 million of letters of credit outstanding under our domestic credit facility. Borrowings under our amended and restated domestic credit facility bear interest at a base rate (generally defined as the greater of Deutsche Bank Trust Company Americas’ prime lending rate or 0.5% over the Federal Funds Rate) plus 1.00% or the adjusted London Interbank Offered Rates (“LIBOR”) rate plus 2.00%. The applicable margin will increase or decrease based on the leverage ratio (as defined in the amended and restated domestic credit facility). At June 29, 2005, the bank’s prime lending rate was 6.00% and the LIBOR rate was 3.38%. Borrowings under our amended and restated domestic credit facility are secured by our domestic inventory and accounts receivable. Under the amended and restated domestic credit facility, we are obligated to pay certain fees, including an unused commitment fee of 0.375%, payable monthly in arrears, and letter of credit fees of 2.00% per year of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus other standard fees. The amended and restated domestic credit facility also contains a financial covenant concerning the maintenance of a fixed charge coverage ratio. The amended and restated domestic credit facility also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by us and our subsidiaries, dividends and other restricted payments by us and our subsidiaries in respect of capital stock, and certain transactions with affiliates. As of June 29, 2005, we were in compliance with all covenants under our amended and restated domestic credit facility.

Canadian Subsidiary Liquidity. Our Canadian subsidiary has available its own credit facilities of up to C$9.0 million, consisting of a revolving credit facility of C$6.0 million, a term financial instruments facility of C$3.0 million to be used for hedging foreign currency and rate fluctuations, and a credit facility of C$0.4 million for a letter of guarantee in connection with a lease for our facility in Toronto, Ontario. As of June 29, 2005, C$2.9 million ($2.4 million) was outstanding under the revolving credit facility and a letter of guarantee for C$0.4 million ($0.3 million) was issued. There were no amounts outstanding under our term financial instrument facility as of June 29, 2005.

Future Needs. Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our domestic credit facility, interest payments on our 9 3/4% senior secured notes, capital expenditures and principal and interest payments on our industrial revenue bonds.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated short-term and long-term operating cash requirements, including debt service payments on our credit facility and 9 3/4% senior secured notes prior to their scheduled maturities in fiscal 2010 and fiscal 2013, respectively. We may need to replace or to refinance all or a portion of the 9 3/4% senior secured notes prior to their maturity. If we are unable to satisfy our debt obligations or to timely refinance or replace our debt, we may need to sell assets, reduce or delay capital investments or raise additional capital to be able to effectively operate our business.

Excluding the changes in borrowings under our credit facility, our commitments and contractual obligations as of June 29, 2005 did not materially change from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Position and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates and judgments under different assumptions and conditions. Management believes the critical accounting policies and areas that require the most significant estimates, assumptions and judgments to be used in the preparation of the consolidated financial statements are revenue recognition, allowance for doubtful accounts, inventory reserves, pension and other postretirement benefits, insurance reserves, incentive compensation, contingencies, income tax accounting and accounting for stock options (which is discussed in further detail below). Because of the uncertainty inherent in these matters, actual results could differ significantly from the estimates, assumptions and judgments we use in applying these critical accounting policies. These critical accounting policies, which are fully discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, have been consistently applied to the consolidated condensed financial statements included herein.

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

In fiscal 2005, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, under the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. In accordance with SFAS No. 123, we estimated the fair value of options using an option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected life of the options, and stock volatility. The dividend yield is excluded from the calculation, as it is the Company’s intention to retain all future earnings. As a result of the adoption of SFAS No. 123, and in accordance with its provisions, we recorded a non-cash stock compensation charge of $139,000 and $0, for the three months ended June 29, 2005 and June 30, 2004, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors caused by changes in commodity prices, interest rates and foreign currency exchange rates. We do not use financial instruments or enter into hedging transactions for speculative or trading purposes with respect to managing these market risks. However, we have used and will continue to evaluate the use of financial instruments to reduce our exposure to higher interest costs during periods of rising interest rates. At June 29, 2005, no such financial instruments existed. Our exposure to changing interest rates is limited to our domestic revolving credit facility such that our results of operations and cash flows during the first three months of fiscal 2006 would have been impacted by approximately $0.2 million for each 1% increase or decrease in the applicable interest rate.

The currency used by our foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, and adjustments resulting from the translation of financial statements are included in accumulated other comprehensive income (loss) within our stockholder’s equity (deficit). Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar. Changes in the exchange rate of the Canadian dollar have not had and are not expected to have a material impact on our results of operations and cash flows. We estimate that a 10% change in the average exchange rate of the Canadian dollar during the first three months of fiscal 2006 would have impacted our net income by approximately $0.1 million. We do not expect to hedge our exposure to foreign currency fluctuations in the foreseeable future.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, of the effectiveness of disclosure controls and procedures (as defined in Rule 15d-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the period covered by this Quarterly Report on Form 10-Q, the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed by the Company in the reports filed or furnished by us under the Exchange Act was gathered, analyzed and reported or otherwise made known to them and other members of management, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

U.S. Department of Labor. On January 3, 2005, an amended consent order was entered by the federal district court for the Central District of California settling outstanding litigation between Holding, our stock bonus plan and the U.S. Department of Labor (the “DOL”). The DOL claimed that the valuations of Holding common stock used to make annual contributions to our stock bonus plan in each of the years 1994 through 2000 contained significant errors that resulted in the Holding common stock being overvalued, and that the failure of the members of the benefits committee to detect and correct the errors was a breach of their fiduciary duty under the Employment Retirement Income Security Act of 1974 (“ERISA”).

In connection with the settlement, Holding authorized a special contribution of additional shares of Holding common stock or common stock equivalents to (1) the stock bonus plan, (2) the supplemental stock bonus plan and (3) a cash bonus plan. The special contribution will consist of 1.0817 shares of Holding common stock or its equivalent with respect to each share of Holding common stock held in the stock bonus plan. This amount was equal to (a) the difference between the appraised value of the Holding common stock as of March 31, 2004 using the old methodology and the appraised value as of March 31, 2004 using the new methodology, divided by (b) the appraised value of the Holding common stock as of March 31, 2004 using the new methodology, adjusted for the dilutive effect of such contribution. After giving effect to the special contribution, the stock bonus plan participants holding Holding common stock would continue to have shares of Holding common stock with the same aggregate value, notwithstanding the change in valuation methodology which otherwise would have had the effect of reducing the aggregate value of their equity interests. As of January 3, 2005 there were 2,454,119 shares of Holding common stock in the stock bonus plan of which 2,263,089 shares of Holding common stock were allocated to the accounts of participants who were still EMJ employees and were eligible to receive the special contribution in the form of common stock contributed to the stock bonus plan. As of January 3, 2005, the aggregate special contribution required in connection with the settlement consisted of up to 2,447,984 shares of Holding common stock or its equivalent and cash bonuses paid through a special purpose cash bonus plan of approximately $1,146,000 in the aggregate to participants who are no longer employed by EMJ. Such cash bonuses were paid on or about February 17, 2005.

Upon consummation of the merger and financial restructuring and our public offering, we assumed Holding’s obligations under all aspects of the program and the stock contributions will be made in our common stock. On June 27, 2005, we filed a registration statement on Form S-8 covering, among other things, the shares of common stock reserved for the special contribution. As of June 29, 2005, we had an accrual of approximately $20,123,000 with respect to the commitment to make the special contribution.

To ensure compliance with the Internal Revenue Code and ERISA requirements, the first contribution was required to be made after the completion of the stock bonus plan year ended March 31, 2005. Due to certain Internal Revenue Service rules limiting the amount of contributions that can be made in a single year, the contributions will be made over two years, and affected participants who are no longer employed by EMJ will receive the program benefits in cash payments outside the stock bonus plan. Other Internal Revenue Service rules limit contributions that discriminate in favor of highly compensated employees. Holding has adopted an amendment to the stock bonus plan that provides for stock contributions for the stock bonus plan years ending March 31, 2005 and March 31, 2006. To the extent legally permissible, each participant will receive the special contribution of 1.0817 additional shares of Holding common stock for each share of Holding common stock which remained in their account as of the date of the amended consent order in two contributions. To the extent participants do not receive their full allocation under the stock bonus plan over the two years, the program benefits will be provided under a cash bonus plan or through credits of units under a phantom stock plan called the supplemental stock bonus plan. The program has been designed to ensure that participants receive the equivalent value of their allocation of the special contribution determined as of the date of the amended consent order, whether or not they continue to be employed by us or continue to be a stock bonus plan participant. On July 8, 2005, we made the first installment of the common stock contribution when we issued 1,720,000 shares of our common stock to our stock bonus plan.

Champagne Metals. On April 22, 2002, Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, brought suit against us and six other metal service centers in the federal District Court for the Western District of Oklahoma. Champagne Metals alleged that we had conspired with the other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor in violation of federal and state antitrust laws and that such conspiracy further constituted tortious interference with business and contractual relations. Champagne Metals sought treble damages on its antitrust claims and punitive damages in addition to actual damages. EMJ and the other defendants filed motions for summary judgment, and on June 15, 2004, the federal District Court for the Western District of Oklahoma entered an order granting the motions for summary judgment of each of the defendants including EMJ and dismissed the case. Champagne Metals has appealed the judgment. The 10th Circuit Court of Appeals Mandatory Settlement and Procedural Matters Conference occurred on September 17, 2004, without anything substantive taking place. On November 5, 2004, the plaintiff filed and served its Appellant’s Brief on Appeal. Defendants’ Responsive Brief on Appeal was filed on December 22, 2004, and plaintiff filed Appellant’s Reply Brief on January 19, 2005. Oral argument has been scheduled for September 15, 2005.

Other. We are occasionally involved in ordinary, routine litigation incidental to our normal course of business, none of which we believe to be material to our financial condition or results of operations. We maintain various liability insurance coverages to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations.

Environmental Matters Generally. We are subject to extensive and changing federal, state, local and foreign laws and regulations designed to protect the environment, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination. Although we believe we are in material compliance with laws and regulations, we are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters.

During fiscal years 2003, 2004 and 2005, expenditures totaling approximately $0.2 million per year were made in connection with monitoring and investigation activities at sites with contaminated soil and/or groundwater. As of June 29, 2005, an accrual of $0.7 million existed for future investigation activities related to the Forge and Clinton Drive sites, as discussed below. We do not consider any other pending environmental matters material.

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

On July 10, 2003, pursuant to a request from the EPA, we executed an AOC under CERCLA to investigate certain areas of the Forge facility to determine whether it has contributed to certain contamination of the Lower Duwamish Waterway that is expected to be the subject of remedial action by a neighboring facility. The initial estimate of the cost of proposed work under the AOC ranged from $0.4 million to $0.5 million of which approximately $0.3 million has been spent as of June 29, 2005. As of June 29, 2005, we had an accrual of approximately $0.2 million with respect to the Forge facility for environmental investigation and remediation costs for compliance and sampling work with respect to the AOC expected to be incurred during fiscal 2006. On April 15, 2003, we signed a funding and participation agreement with the current owners of the Forge property, which requires us to fund 85% of costs to be incurred in connection with the investigation activities to be performed under the AOC.

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

Clinton Drive (Houston, TX). In connection with the sale of a surplus facility in Houston, Texas, an environmental investigation of the site detected benzene in the groundwater at the site that we believe came from previously removed diesel/gasoline underground storage tanks. Based on additional sampling and tests, traces of chlorinated solvents were also detected in the groundwater at the site. In connection with the sale of the property, on December 9, 2004, we entered into an agreement with the buyer that provides for us to do the following:

•	file a voluntary clean-up application with the Texas Commission for Environmental Quality (“TCEQ”), that commits us to clean-up the soil and groundwater at the site for the benzene and chlorinated solvents to acceptable levels in accordance with TCEQ requirements;

•	fund an escrow account with $0.5 million to be available to complete required clean-up and subsequent monitoring activities; and

•	indemnify the buyer for pre-existing environmental issues on the site based on applicable TCEQ industrial/commercial standards.

We have accrued $0.5 million for the estimated liability from this issue.

Item 6.	EXHIBITS

10.48	Eighth Amendment to the Earle M. Jorgensen Stock Bonus Plan (as amended and restated effective as of April 1, 2001), effective as of March 28, 2005. Incorporated by reference to Exhibit 4.24 to the Company’s Registration Statement on Form S-8 as filed on June 27, 2005 (Registration No. 333-126149).

10.49	Stock Bonus Plan Assumption Agreement, dated as of April 20, 2005, by and between the Company and Holding. Incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-8 as filed on June 27, 2005 (Registration No. 333-126149).

10.50	Form of Earle M. Jorgensen Retirement Savings Plan (As Amended and Restated Effective as of August 1, 2005). Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 as filed on July 15, 2005 (Registration No. 333-126637).

10.51	Form of Trust Agreement between T. Rowe Price Trust Company and Earle M. Jorgensen Company. Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 as filed on July 15, 2005 (Registration No. 333-126637).

31.1	Certification of Financial Reports by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Financial Reports by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Financial Reports by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Financial Reports by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY

Date: August 11, 2005	/s/ Maurice S. Nelson, Jr.
Maurice S. Nelson, Jr.
President, Chief Executive Officer and Chief Operating Officer

Date: August 11, 2005	/s/ William S. Johnson
William S. Johnson
Vice President, Chief Financial Officer and Secretary