Form 10-Q
period 2005-09-28
JORGENSEN EARLE M CO /DE/
filed 2005-11-14
CIK 54003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 28, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of October 28, 2005, 50,237,094 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

EARLE M. JORGENSEN COMPANY

PART I—FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Consolidated Condensed Balance Sheets at September 28, 2005 (unaudited) and March 31, 2005	3

	Consolidated Condensed Statements of Income for the Three and Six Months Ended September 28, 2005 (unaudited) and September 29, 2004 (unaudited)	4

	Consolidated Condensed Statements of Stockholders’ Equity (Deficit) for the Six Months Ended September 28, 2005 (unaudited) and September 29, 2004 (unaudited)	5

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended September 28, 2005 (unaudited) and September 29, 2004 (unaudited)	6

	Notes to Consolidated Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II—OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 28, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,668	$19,994
Accounts receivable, less allowance for doubtful accounts of $2,139 and $1,099 at September 28, 2005 and March 31, 2005, respectively	180,883	177,298
Inventories	251,467	252,222
Deferred income taxes	30,800	30,800
Other current assets	11,631	10,989

Total current assets	483,449	491,303

Property, plant and equipment, net of accumulated depreciation of $97,595 and $92,239 at September 28, 2005 and March 31, 2005, respectively	124,581	118,271
Net cash surrender value of life insurance policies	50,509	38,639
Debt issue costs, net of accumulated amortization	6,534	7,158
Other assets	2,754	3,470

Total assets	$667,827	$658,841

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$153,405	$199,630
Accrued employee compensation and related taxes	13,697	21,991
Accrued employee benefits	12,784	14,040
Accrued interest	30,247	29,323
Accrued retirement savings plan special contribution	4,218	13,527
Accrued income taxes	3,870	16,849
Other accrued liabilities	9,264	8,969
Current portion of long-term debt	3,222	1,215

Total current liabilities	230,707	305,544

Long-term debt	295,516	515,674
Deferred income taxes	2,645	2,645
Other long-term liabilities	13,656	21,151
Commitment and contingencies

Stockholders’ equity (deficit):
Holding preferred and common stock subject to redemption in certain circumstances, stated at redemption price	—	78,119
Holding series A preferred stock, $.01 par value, 13% cumulative (liquidation value of $24,755); 600,000 shares authorized; 247,546 shares issued (214,495 shares at stated value not subject to redemption at March 31, 2005 and none at September 28, 2005)	—	21,449
Holding series B preferred stock, $.01 par value, variable rate cumulative (liquidation value of $30,018); 100,000 shares authorized; 30,018 shares issued (3,152 shares at stated value not subject to redemption at March 31, 2005 and none at September 28, 2005)	—	3,152
Holding common stock, $.01 par value, 19,500,000 shares authorized; 13,338,536 shares issued (10,790,324 shares at stated value not subject to redemption at March 31, 2005 and none at September 28, 2005)	—	108
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued and outstanding at March 31, 2005 and September 28, 2005	—	—
Common stock, $.001 par value, 80,000,000 shares authorized; 50,237,094 shares issued at September 28, 2005 and none at March 31, 2005	50	—
Capital in excess of par value	360,416	77,909
Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption price	—	(20,868)
Accumulated other comprehensive loss
Foreign currency translation adjustment	1,836	1,150
Additional minimum pension liability	(2,738)	(2,738)
Accumulated deficit	(234,261)	(275,721)
Treasury stock	—	(68,733)

Total stockholders’ equity (deficit)	125,303	(186,173)

Total liabilities and stockholders’ equity (deficit)	$667,827	$658,841

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
	(Unaudited)		(Unaudited)
Revenues	$412,916	$389,271	$856,888	$750,907
Cost of sales	308,982	278,728	637,356	534,803

Gross profit	103,934	110,543	219,532	216,104
Expenses:
Warehouse and delivery	40,170	38,015	80,253	76,088
Selling	9,337	11,920	19,575	25,310
General and administrative	13,245	12,915	31,139	27,347

Total expenses	62,752	62,850	130,967	128,745

Income from operations	41,182	47,693	88,565	87,359
Interest expense, net	13,850	24,509	27,488	47,874

Income before income taxes	27,332	23,184	61,077	39,485
Income tax expense	8,454	1,332	19,617	5,930

Net income	18,878	21,852	41,460	33,555
Preferred dividends	—	2,777	—	5,510

Net income available to common stockholders	$18,878	$19,075	$41,460	$28,045

Net income available to common stockholders per share:
Basic	$0.37	$1.67	$0.86	$2.46

Diluted	$0.36	$1.23	$0.83	$1.81

Number of shares used in net income available to common stockholders per share:
Basic	50,952	11,403	47,990	11,404

Diluted	52,610	15,465	49,770	15,466

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common shares	Common stock	Preferred and common stock subject to redemption in certain circumstances	Holding Series A preferred stock	Holding Series B preferred stock	Holding Common stock	Capital in excess of par value	Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption price	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock	Total
Balance at March 31, 2004	—	$—	$95,525	$20,902	$14	$106	$77,188	$(34,735)	$(2,698)	$(370,953)	$(58,644)	$(273,295)

Comprehensive income
Net income	—	—	—	—	—	—	—	—	—	33,555	—	33,555
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	483	—	—	483

Comprehensive income												34,038
Stock dividend on Series B– 2,271 shares	—	—	—	—	2,271	—	—	—	—	(2,271)	—	—
Repurchase of stock for treasury	—	—	(68)	—	—	—	51	18	—	—	(63)	(62)
Exercise of stock options, net of tax	—	—	—	—	—	—	(60)	—	—	—	—	(60)
Reclassification of stock dividend on Series B shares subject to redemption	—	—	2,269	—	(2,269)	—	—	—	—	—	—	—

Balance at September 29, 2004 (unaudited)	—	$—	$97,726	$20,902	$16	$106	$77,179	$(34,717)	$(2,215)	$(339,669)	$(58,707)	$(239,379)

Balance at March 31, 2005	—	$—	$78,119	$21,449	$3,152	$108	$77,909	$(20,868)	$(1,588)	$(275,721)	$(68,733)	$(186,173)

Comprehensive income
Net income	—	—	—	—	—	—	—	—	—	41,460	—	41,460
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	686	—	—	686

Comprehensive income	—	—										42,146
Initial public offering, net	17,600,000	17	—	—	—	—	161,774	—	—	—	—	161,791
Conversion of variable rate senior notes of Holding, Holding preferred series A and B shares, Holding warrants and Holding common stock, into common stock	30,917,094	31	(78,119)	(21,449)	(3,152)	(108)	106,146	20,868	—	—	68,733	92,950
Contribution of shares to the retirement savings plan	1,720,000	2	—	—	—	—	14,067	—	—	—	—	14,069
Stock-based compensation	—	—	—	—	—	—	520	—	—	—	—	520

Balance at September 28, 2005 (unaudited)	50,237,094	$50	$—	$—	$—	$—	$360,416	$—	$(902)	$(234,261)	$—	$125,303

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Six Months Ended
	September 28, 2005	September 29, 2004
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$41,460	$33,555
Adjustments to reconcile net income to net cash used in operating activities:
Special contribution to retirement savings plan	(3,137)	—
Depreciation and amortization	5,342	5,737
Amortization of debt issue costs	659	660
Accrued postretirement benefits	424	401
Gain on sale of property, plant and equipment	(23)	(17)
Stock-based compensation	520	—
Provision for bad debts	1,662	1,354
Interest paid-in-kind on senior subordinated note principal	—	20,509
Increase in cash surrender value of life insurance over premiums paid	(13,612)	(10,406)
Changes in operating assets and liabilities:
Accounts receivable	(5,247)	(48,122)
Inventories	755	(60,596)
Other current assets	(677)	(894)
Accounts payable and accrued liabilities	(56,348)	30,288
Other	1,347	(280)

Net cash used in operating activities	(26,875)	(27,811)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(11,594)	(14,668)
Proceeds from the sale of property, plant and equipment	40	9
Premiums paid on life insurance policies	(505)	(1,184)
Proceeds from redemption of life insurance policies	2,247	124

Net cash used in investing activities	(9,812)	(15,719)

FINANCING ACTIVITIES:
Net borrowings under revolving loan agreements	28,231	41,087
Net proceeds from initial public offering	161,792	—
Cash paid in exchange for senior variable rate notes	(127,091)	—
Cash paid upon conversion of Holding’s series A preferred stock	(23,245)	—
Cash paid upon conversion of Holding’s series B preferred stock	(13,784)	—
Payments on other debt	(500)	(1,400)
Purchase of stock	—	(123)

Net cash provided by financing activities	25,403	39,564

Effect of exchange rate changes on cash	(42)	(88)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,326)	(4,054)
Cash and cash equivalents at beginning of period	19,994	15,646

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,668	$11,592

DISCLOSURE OF NON-CASH TRANSACTIONS:

In April 2005, in conjunction with the Company’s merger and financial restructuring, and initial public offering, the Company issued 16,784,999 shares of its common stock in consideration for the unpaid portion of the variable rate senior notes of Holding and a portion of the Holding series A preferred stock and Holding series B preferred stock valued, in the aggregate, at $167,850, based on an initial public offering price of $10.00 per share. In addition, the Company converted Holding common stock and outstanding warrants into 14,132,095 shares of the Company’s common stock. In July 2005, the Company contributed 1,720,000 shares of common stock to the retirement savings plan. The value at the date of contribution was $8.18 per share of common stock.

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 28, 2005

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

The Company, Holding and affiliates of Kelso & Companies Inc. completed a merger and financial restructuring transaction concurrent with its initial public offering on April 20, 2005 (approved by the Company’s board on September 27, 2004). Holding merged into a wholly-owned subsidiary of the Company pursuant to a merger agreement dated as of December 17, 2004, amended as of January 28, 2005, and further amended as of March 3, 2005 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement (1) all issued and outstanding shares of Holding’s common stock were converted into shares of the Company’s common stock and (2) all issued and outstanding shares of Holding’s series A preferred stock and series B preferred stock were converted into a combination of cash and shares of the Company’s common stock. In addition, pursuant to an exchange agreement dated as of December 17, 2004, and amended as of March 3, 2005 (as amended, the “Exchange Agreement”), Kelso Investment Associates IV, L.P. (“KIA IV”) exchanged all of the outstanding variable rate senior notes of Holding for a combination of cash and shares of the Company’s common stock and all rights pursuant to warrant agreements executed by Holding entitling KIA IV to purchase shares of the common stock of Holding and exchange them for shares of the Company’s common stock. The value of the shares of the Company’s common stock for use as merger consideration was $10.00 per share, the price at which a share of the Company’s common stock was sold in the Company’s initial public offering. The net proceeds of the offering were allocated to the payment of the cash consideration for the series A preferred stock, series B preferred stock and variable rate senior notes upon consummation of the merger and financial restructuring in accordance with the terms of the Merger Agreement and the Exchange Agreement.

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries: Earle M. Jorgensen (Canada) Inc., Stainless Insurance Ltd., a captive insurance subsidiary, and EMJ Metals LLC. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at September 28, 2005 and the consolidated results of operations and cash flows for the three and six months ended September 28, 2005 and September 29, 2004. The consolidated results of operations for the three and six months ended September 28, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

SEPTEMBER 28, 2005

2. Other Comprehensive Income

	Three Months Ended		Six Months Ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
Net income	$18,878,000	$21,852,000	$41,460,000	$33,555,000
Foreign currency translation adjustment	953,000	618,000	686,000	483,000

Comprehensive income	$19,831,000	$22,470,000	$42,146,000	$34,038,000

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

For the three months ended September 28, 2005 and September 29, 2004, the Company recognized compensation expense of $381,000 and $0, respectively. For the six months ended September 28, 2005 and September 29, 2004, the Company recognized compensation expense of $520,000 and $0, respectively. During the second quarter of fiscal 2006, the Company granted options to purchase an aggregate of 24,000 shares of Company common stock under its 2004 Stock Incentive Plan with a weighted average exercise price per share of $9.80. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants were as follows: dividend yield 0%, risk-free interest rate 4.2%, weighted average expected life of the options 6.8 years, and stock volatility 42.0%.

4. Benefit Plans

The Company maintains a noncontributory defined benefit pension plan covering substantially all hourly union employees (the “Hourly Plan”). Benefits under the Hourly Plan vest after five years and are determined based on years of service and a benefit rate that is negotiated with each union. The assets of the Hourly Plan for participants are held in trust and consist of fixed income and equity securities. The Company contributes at least the minimum required annually under ERISA. The Company also maintains an unfunded supplemental pension plan, which provides benefits to certain retired participants; this plan has been frozen to include only existing participants (the “Supplemental Plan”).

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

SEPTEMBER 28, 2005

Net periodic pension expense associated with the Company’s defined benefit pension plans includes the following components:

	Three Months Ended		Six Months Ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
Service cost of benefits earned during the period	$164,000	$173,000	$328,000	$320,000
Interest cost of projected benefit obligation	264,000	234,000	528,000	489,000
Expected return on plan assets	(263,000)	(250,000)	(526,000)	(503,000)
Amortization of prior service cost	37,000	47,000	69,000	37,000
Recognized net loss	28,000	42,000	62,000	50,000

Net periodic pension expense	$230,000	$246,000	$461,000	$393,000

As of September 28, 2005, the Hourly Plan is 100% invested in the Wells Fargo Asset Allocation Collective Investment Fund (the “Fund”). The Fund seeks long-term total return, consistent with reasonable risk, by shifting investments among stocks and U.S. Treasury long-term bonds using a quantitative asset allocation strategy. The Fund invests in common stocks that comprise the S&P 500 Index and bonds that comprise the Lehman Brothers 20+ Treasury Bond Index. Effective October 3, 2005, City National Bank (“CNB”) became the trustee of the Hourly Plan and all assets were transferred from Wells Fargo to CNB on that date. The Hourly Plan’s assets are invested approximately as follows: 54% in common equities of predominately large cap U.S. companies, 6% in the equities of developed country international shares, and 40% in a mix of bonds of U.S. corporations, U.S. Treasury securities and federal government agency securities.

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

Components of the net periodic pension expense associated with the Company’s Postretirement Plan for the three and six months ended September 28, 2005 and September 29, 2004 are as follows:

	Three Months Ended		Six Months Ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
Service cost of benefits earned over the period	$90,000	$88,000	$180,000	$165,000
Interest cost on projected benefit obligation	81,000	75,000	162,000	147,000
Recognized net loss	41,000	50,000	82,000	89,000

Net periodic post retirement benefit expense	$212,000	$213,000	$424,000	$401,000

5. Income Taxes

Income tax expense for the first three and six months of fiscal 2006 and fiscal 2005 include provisions for state, federal and foreign income taxes. The effective tax rate for the first six months of fiscal 2006 and fiscal 2005 were 32.1% and 15.0%, respectively. The Company’s effective tax rate is based on estimated annual taxable income.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

SEPTEMBER 28, 2005

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

The following is a reconciliation of net income available to common stockholders and weighted average common shares for the purposes of calculating basic earnings per share:

	Three Months Ended		Six Months Ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
Basic earnings per share
Net income	$18,878,000	$21,852,000	$41,460,000	$33,555,000
Preferred dividends	—	2,777,000	—	5,510,000

Net income available to common stockholders	$18,878,000	$19,075,000	$41,460,000	$28,045,000

Weighted average common shares outstanding	50,952,000	11,403,000	47,990,000	11,404,000

Basic earnings per share	$0.37	$1.67	$0.86	$2.46

The following is a reconciliation of net income available to common stockholders and weighted average common shares for the purposes of calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
Diluted earnings per share
Net income	$18,878,000	$21,852,000	$41,460,000	$33,555,000
Preferred dividends	—	2,777,000	—	5,510,000

Net income available to common stockholders	$18,878,000	$19,075,000	$41,460,000	$28,045,000

Weighted average common shares outstanding	50,952,000	11,403,000	47,990,000	11,404,000
Dilution from stock options and warrants	1,658,000	4,062,000	1,780,000	4,062,000

Weighted average common shares outstanding	52,610,000	15,465,000	49,770,000	15,466,000

Diluted earnings per share	$0.36	$1.23	$0.83	$1.81

The computations of earnings per share for the three and six months ended September 28, 2005 do not include 74,000 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive. There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three and six months ended September 29, 2004.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” “will,” “should,” and similar expressions, we do so to identify forward-looking statements. Such statements are intended to operate as “forward looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include such factors as the cyclicality of the metals industry and industries that purchase our products, fluctuations in metals prices, general economic conditions, fluctuations due to seasonal businesses of our customers, the dependability of our information management systems and our automated inventory system, competition in the metals service center industry, our ability to satisfy our “on-time or free” delivery guarantee, our ability to meet our debt obligations and refinance our senior notes before maturity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, for a description of these and other risks, uncertainties and factors.

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

Overview

We are a leading distributor of metal bar and tubular products used in North American manufacturing processes and have been in business for over 80 years. We purchase over 25,000 different metal products in large quantities from primary producers, including a broad mix of carbon, alloy and stainless steel and aluminum bar, tubular and plate products. We sell these metal products in smaller quantities to over 35,000 customers spanning various industries, including machine tools, industrial equipment, transportation, fluid power, oil, gas and energy, fabricated metal, and construction and agricultural equipment. We distribute our broad range of metal products and provide our customers value-added metal processing and inventory management services from our distribution network of 38 strategically located service and processing centers in the United States and Canada.

Metals service centers function as key intermediaries between the metals producers that desire to sell large volumes to few customers and the end-users that need specific products in smaller quantities. Primary metals producers, which manufacture and sell large volumes of steel, aluminum and specialty metals in standard sizes and configurations, generally sell only to large end-users and metals service centers that do not require processing of the products and who can order in large quantities and tolerate relatively long lead times. We believe that the role of the primary metals producers will not change in the foreseeable future and that these producers will continue to focus on providing efficient and volume-driven production of a limited number of standardized metal products. The metals distribution industry is fragmented, with approximately 1,280 participants throughout North America in 2004, the largest of which represented less than 4% of estimated industry sales in North America of $85.0 billion in 2004. Based on 2004 data on the North American industry, approximately $40.5 billion, a 42% increase over 2003, of sales were attributable to the 100 largest metals service centers in North America. The industry includes both general-line distributors, like us, that handle a wide range of metal products and specialty distributors that specialize in particular categories of metal products. Most of the companies in the metals distribution industry have a product mix more heavily weighted toward flat products, such as sheet and plate. The bar and tubular products that are our core products tend to be sold in smaller quantities, with shorter lead times and at higher gross margins than flat products. Geographic coverage by metals service centers is influenced by their national, regional and local representation.

During the last several years, we have focused our management efforts on automating and reconfiguring our facilities to increase workflow, enhancing our information management systems to improve customer service, and streamlining our management structure, reducing headcount and decreasing corporate overhead to reduce costs. Our results reflect these improvements and increased demand for our metal products. For example:

•	during the first half of fiscal 2006 we handled approximately 8,600 sales transactions per business day at an average sale price of approximately $788 per transaction;

•	391,000 tons were shipped during the first half of fiscal 2006;

•	in the first half of fiscal 2006, tons shipped per employee, based on the average number of employees during the period, was 227;

•	in the first half of fiscal 2006, our EBITDA (as defined and discussed below under the heading “Statement of Operations and Other Data”) per employee, based on the average number of employees in the period, was $54,577; and

•	our operating margin for the first half of fiscal 2006 was 10.3%.

The following table provides the percentage of sales to domestic customers in the largest industries we serve for the three and six months ended September 28, 2005 and September 29, 2004. Prior year comparisons may have changed due to customer reclassifications in certain industries as previously reported.

	Three Months Ended		Six Months Ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
General Machining	29.87%	29.47%	29.26%	29.21%
Industrial Equipment	8.52	7.91	8.56	8.01
Oil, Gas & Energy	6.13	4.48	5.94	4.58
Fluid Power	5.88	5.85	5.97	6.03
Metal Service Centers & Wholesale Trade	5.59	6.37	5.63	6.36
Transportation	5.98	7.27	6.68	7.15
Construction/Farm Equipment	5.09	5.13	5.33	5.38
Fabricated Metal	5.07	6.30	5.18	6.24
Screw Machine Products	4.80	5.47	4.76	5.37
Power Transmission Equipment	3.70	3.60	3.89	3.66
All Other Industries	19.37	18.15	18.80	18.01

Total	100.0%	100.0%	100.0%	100.0%

Statement of Operations and Other Data

All information contained in the following table was derived from the historical financial statements for the three and six months ended September 28, 2005 and September 29, 2004 included elsewhere herein.

	Three Months Ended				Six Months Ended
	September 28, 2005%		September 29, 2004%		September 28, 2005%		September 29, 2004%
	(dollars in thousands)
Statement of Operations Data:
Revenues	$412,916	100.0%	$389,271	100.0%	$856,888	100.0%	$750,907	100.0%
Gross Profit	103,934	25.2%	110,543	28.4%	219,532	25.6%	216,104	28.8%
Operating expenses	62,752	15.2%	62,850	16.1%	130,967	15.3%	128,745	17.1%
Income from operations	41,182	10.0%	47,693	12.3%	88,565	10.3%	87,359	11.6%
Net interest expense	13,850	3.4%	24,509	6.3%	27,488	3.2%	47,874	6.4%
Net income	18,878	4.6%	21,852	5.6%	41,460	4.8%	33,555	4.5%
Other Data:
EBITDA(1)	$43,854		$50,579		$93,907		$93,096
Capital expenditures	3,754		7,489		11,594		14,668
Tons shipped	189,892		191,918		391,163		386,533
Net cash flows provided by (used in) operating activities	33,328		14,664		(26,875)		(27,811)
Net cash flows used in investing activities	(4,207)		(8,206)		(9,812)		(15,719)
Net cash flows provided by (used in) financing activities	(29,444)		(5,589)		25,403		39,564

(1)

“EBITDA” represents net income before net interest expense, provision for income taxes and depreciation and amortization. Consistent with Item 10(e) of Regulation S-K promulgated under the Securities Act, our EBITDA has not been adjusted to exclude any other non-cash charges or liabilities, such as last-in-first-out (“LIFO”) charges of $2,757 and $13,030 and postretirement benefits aggregating $212 and $213 for the three months ended September 28, 2005 and September 29, 2004, respectively, and LIFO charges of $7,772 and $24,405 and post retirement benefits aggregating $424 and $401 for the six months ended September 28, 2005 and September 29, 2004, respectively. We believe EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of company performance in our industry. Our management believes that EBITDA is useful in evaluating our operating performance between periods and compared to that of our competitors because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary between periods and for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a significant component when measuring our performance in connection with determining incentive compensation. EBITDA is not a recognized measure of operating income, financial performance or liquidity under U.S. generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and assessing financial performance. Therefore, while providing useful information, our EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with U.S. generally accepted accounting principles and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. A reconciliation of net income to EBITDA for each of the respective periods indicated is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
Reconciliation of EBITDA:
Net income	$18,878	$21,852	$41,460	$33,555
Depreciation and amortization	2,672	2,886	5,342	5,737
Net interest expense	13,850	24,509	27,488	47,874
Provision for income taxes	8,454	1,332	19,617	5,930

EBITDA	$43,854	$50,579	$93,907	$93,096

Results of Operations—Three Months Ended September 28, 2005 Compared To Three Months Ended September 29, 2004

Revenues. Revenues for the second quarter of fiscal 2006 increased 6.1% to $412.9 million, from $389.3 million for the same period in fiscal 2005, primarily reflecting a 7.2% increase in average selling prices, when compared to the second quarter of fiscal 2005. Sales volume for the second quarter of fiscal 2006 was 190,000 tons, a decrease of 1.1% from the volume shipped in the second quarter of fiscal 2005. Revenues from our domestic operations increased 5.5% to $385.0 million in the second quarter of fiscal 2006, from $365.0 million for the same period in fiscal 2005. The increase in revenues was influenced by the increase in the average sales prices per pound, offset by lower volume shipments. Additionally, we experienced stronger demand for products sold to customers in certain industries we serve, including general machining; oil, gas and energy; and industrial equipment, partially offset by a decline in demand from customers in transportation; fabricated metal; and metal service centers and wholesale trade. Revenues from our Canadian operations increased 14.8% to $27.9 million in the second quarter of fiscal 2006, from $24.3 million in the same period in fiscal 2005, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and overall stronger economic conditions.

Gross Profit. Gross profit for the second quarter of fiscal 2006 decreased 6.0% to $103.9 million, from $110.5 million for the same period in fiscal 2005, while gross margins decreased to 25.2% from 28.4%, for the same period in fiscal 2005. Our gross margins decreased primarily due to continued competitive pressure resulting from declines in market pricing in certain carbon steel products and an overall increase in inventory availability in the market, as compared to shortages last year. Price increases in a broad cross section of our products were reflected in our inventory purchases resulting in a charge of $2.8 million in the second quarter of fiscal 2006 to cost of sales to value inventory on a last-in-first-out (“LIFO”) basis, compared to $13.0 million in the same period in fiscal 2005. Gross profit and gross margin from our domestic operations were $98.3 million and 25.5%, respectively, during the second quarter of fiscal 2006, compared to $103.8 million and 28.4%, respectively, for the same period in fiscal 2005. Gross profit and gross margin from our Canadian operations were $5.6 million and 20.2%, respectively, during the second quarter of fiscal 2006, compared to $6.8 million and 27.8%, respectively, for the same period in fiscal 2005.

Expenses. Total operating expenses for the second quarter of fiscal 2006 decreased slightly to $62.8 million, from $62.9 million for the same period in fiscal 2005. As a percentage of revenues, operating expenses improved to 15.2% in the second quarter of fiscal 2006, compared to 16.1% for the same period in fiscal 2005. Sales incentive expenses decreased, but were offset by a $1.2 million unfavorable non-cash mark-to-market adjustment for the special contribution to our retirement savings plan, increased costs related to the addition of three new facilities including the related personnel service costs, and rising prices for freight and fuel. During the second quarter of fiscal 2006, we opened three new facilities in Hartford, CT; Spokane, WA; and Houston, TX. During the second quarter of fiscal 2006 our company owned life insurance (“COLI”) program positively impacted our operating expenses by $5.5 million compared to $4.2 million in the second quarter of fiscal 2005.

Warehouse and delivery expenses for the second quarter of fiscal 2006 increased 5.7% to $40.2 million, from $38.0 million for the same period in fiscal 2005. As a percentage of revenues, warehouse delivery expenses were 9.7% in the second quarter of fiscal 2006, compared to 9.8% for the same period in fiscal 2005. The increase in these expenses resulted primarily from higher freight and fuel expenses, increased costs related to the addition of three new facilities, and higher building and equipment maintenance costs, partially offset by lower leased equipment expense.

Selling expenses for the second quarter of fiscal 2006 decreased 21.7% to $9.3 million, from $11.9 million for the same period in fiscal 2005, and improved as a percentage of revenues to 2.3% in the second quarter of fiscal 2006 from 3.1% in the second quarter of fiscal 2005. The decrease in selling expenses resulted primarily from lower sales incentives for sales personnel.

General and administrative expenses for the second quarter of fiscal 2006 increased 2.6% to $13.2 million, from $12.9 million for the same period in fiscal 2005. These expenses improved slightly to 3.2% of revenues in the second quarter of fiscal 2006 from 3.3% of revenues in the same period in fiscal 2005. This increase is partially due to a $1.2 million unfavorable non-cash mark-to-market adjustment for the special contribution to our retirement savings plan, offset by increased life insurance proceeds.

Our general and administrative expenses for the second quarter of fiscal 2006 have been offset by a net $5.5 million from our COLI program, compared to an offset of $4.2 million in the second quarter of fiscal 2005. The benefit in the second quarter of fiscal 2006 is the result of the (1) policies dividend growth of $5.7 million, (2) death proceeds of $0.9 million and (3) premium expense of $1.1 million which reduces the benefit. Offsetting the $5.5 million benefit from the COLI program is $6.0 million of additional interest expense related to outstanding borrowings on the policies, which is included in the line item net interest expense. The net impact of our COLI program in the second quarter of fiscal 2006 was a decrease in pre-tax income of approximately $0.5 million, compared to a decrease in pretax income of $1.1 million in the second quarter of fiscal 2005.

Net Interest Expense. Net interest expense was $13.9 million during the second quarter of fiscal 2006, a significant decrease from $24.5 million for the same period in fiscal 2005. These amounts include interest related to our long-term debt and borrowings against the cash surrender value of company owned life insurance policies we maintain, and the amortization of debt issue costs of $0.3 million in both the second quarter of fiscal 2006 and the second quarter in fiscal 2005. Net interest expense for the second quarter of fiscal 2005 included $11.2 million of interest expense relating to Holding’s variable rate senior notes, which was eliminated in fiscal 2006 as a result of the completion of the merger and financial restructuring and the initial public offering in April 2005.

Income Taxes. Income tax expense was $8.5 million, an effective tax rate of 30.9% during the second quarter of fiscal 2006 compared to an expense of $1.3 million and an effective rate of 5.7% for the same period in fiscal 2005. The Company returned to a normalized tax rate in 2006 as a result of the financial restructuring and recent operating performance. The increase in the effective tax rate in the second quarter of fiscal 2006 compared to the same period in fiscal 2005, was primarily due to the prior year tax provision including a benefit from utilization of our net operating losses that was not available in fiscal 2006. We currently anticipate that our effective tax rate will be approximately 32% in fiscal 2006, which will consist of federal, state franchise and foreign income taxes.

Results of Operations—Six Months Ended September 28, 2005 Compared To Six Months Ended September 29, 2004

Revenues. Revenues for the first six months of fiscal 2006 increased 14.1% to $856.9 million, from $750.9 million for the same period in fiscal 2005, primarily reflecting a 12.8% increase in average selling prices, when compared to the first six months of fiscal 2005. Sales volume for the first six months of fiscal 2006 was 391,000 tons, compared to 387,000 tons in the first six months of fiscal 2005. Revenues from our domestic operations increased 13.4% to $797.4 million in the first six months of fiscal 2006, from $703.3 million for the same period in fiscal 2005. The increase was influenced by stronger demand for products sold to customers in certain industries we serve, including oil, gas and energy and industrial equipment, partially offset by a decline in demand from customers in metal service centers and wholesale trade, screw machine products and fabricated metals. Revenues from our Canadian operations increased 24.8% to $59.5 million in the first six months of fiscal 2006, from $47.6 million in the same period in fiscal 2005, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and overall stronger economic conditions.

Gross Profit. Gross profit for the first six months of fiscal 2006 increased 1.6% to $219.5 million, from $216.1 million for the same period in fiscal 2005, while gross margins were 25.6% and 28.8%, respectively. Our gross margins decreased primarily due to continued competitive pressure resulting from declines in market pricing in certain carbon steel products and an overall increase in inventory availability in the market, as compared to shortages last year. Minimal inflationary price increases in a broad cross section of our products were reflected in our inventory purchases, resulting in a charge of $7.8 million in the first six months of fiscal 2006 to cost of sales to value inventory on a LIFO basis, compared to a charge of $24.4 million in the same period in fiscal 2005. Gross profit and gross margin from our domestic operations were $207.4 million and 26.0%, respectively, during the first six months of fiscal 2006, compared to $202.7 million and 28.8%, respectively, for the same period in fiscal 2005. Gross profit and gross margin from our Canadian operations were $12.2 million and 20.5%, respectively, during the first six months of fiscal 2006, compared to $13.4 million and 28.2%, respectively, for the same period in fiscal 2005.

Expenses. Total operating expenses for the first six months of fiscal 2006 increased 1.7% to $131.0 million, from $128.7 million for the same period in fiscal 2005. As a percentage of revenues, operating expenses improved to 15.3% in the first six months of fiscal 2006, compared to 17.1% for the same period in fiscal 2005. Operating expenses increased during the first six months of fiscal 2006 primarily due to the $8.5 million initial public offering bonus. Operating expenses also increased as a result of changes in variable expenses, primarily due to rising prices for freight and fuel and increased costs related to the addition of three new facilities. These higher expenses were partially offset by lower leased equipment expense, a decrease in sales incentives, increased life insurance proceeds, and a $3.1 million favorable mark-to-market adjustment for the special contribution to our retirement savings plan. Our COLI program positively impacted the first six months of fiscal 2006 operating expenses by $10.2 million compared to $8.5 million in the first six months of fiscal 2005.

Warehouse and delivery expenses for the first six months of fiscal 2006 increased 5.5% to $80.3 million, from $76.1 million for the same period in fiscal 2005. As a percentage of revenues, warehouse and delivery expenses improved to 9.4% in the first six months of fiscal 2006, compared to 10.1% for the same period in fiscal 2005. The increase in these expenses resulted primarily from higher freight and fuel expenses, increased costs related to the addition of three new facilities, building and equipment maintenance costs, partially offset by lower leased equipment expense. During the first six months of fiscal 2005, we recorded a $1.1 million reserve for specialized equipment operating lease obligations related to a parts fabrication contract that was terminated early by a customer.

Selling expenses for the first six months of fiscal 2006 decreased 22.7% to $19.6 million, from $25.3 million for the same period in fiscal 2005, and decreased as a percentage of revenues to 2.3% in the first six months of fiscal 2005 from 3.4% in the first six months of fiscal 2005. The decrease in selling expenses resulted primarily from lower sales incentives for sales personnel.

General and administrative expenses for the first six months of fiscal 2006 increased 13.9% to $31.1 million, from $27.3 million for the same period in fiscal 2005. These expenses were 3.6% of revenues in the first six months of fiscal 2006 and fiscal 2005. General and administrative expenses include the $8.5 million initial public offering bonus. Additionally, increases in general and administrative expenses resulted from costs associated with the compliance with the Sarbanes-Oxley Act of 2002, partially offset by a $3.1 million favorable mark-to-market adjustment for the special contribution to our retirement savings plan, increased life insurance proceeds, and lower depreciation expense.

Our general and administrative expenses for the first six months of fiscal 2006 have been offset by net $10.2 million related to our COLI program, compared to a net offset of $8.5 million in the first six months of fiscal 2005. The benefit for the first six months of fiscal 2006 is the result of the (1) policies dividend growth of $9.2 million, (2) death proceeds of $3.1 million and (3) premium expense of $2.1 million, which reduces the benefit. Offsetting the $10.2 million benefit is $12.0 million of additional interest expense related to outstanding borrowings on the policies, which is included in the line item net interest expense. The net impact of our COLI program in the six months ended of fiscal 2006 was a decrease in pre-tax income of approximately $1.8 million, compared to $2.3 million in the six months ended of fiscal 2005.

Net Interest Expense. Net interest expense was $27.5 million during the first six months of fiscal 2006 and $47.9 million for the same period in fiscal 2005. These amounts include interest related to our long-term debt and borrowings against the cash surrender value of COLI policies we maintain, and the amortization of debt issue costs ($0.7 million in the first six months of fiscal 2006 and fiscal 2005). Net interest expense for the first six months of fiscal 2005 included $21.4 million of interest expense relating to Holding’s variable rate senior notes, which was eliminated in fiscal 2006 as a result of the completion of the merger and financial restructuring.

The average outstanding indebtedness (excluding borrowings against the cash surrender value of our COLI policies and Holding’s variable rate senior notes) during the first half of fiscal 2006 was $322.6 million versus $369.1 million during the same period in fiscal 2005. The weighted average interest rate on such indebtedness during the first half of fiscal 2006 was 8.9% versus 7.9% during the same period in fiscal 2005. The average borrowings under our domestic credit facility in the first half of fiscal 2006 decreased to $68.9 million from $113.4 million for the same period in fiscal 2005, and the average interest rate under our domestic credit facility was 6.2% for the first half in fiscal 2006 compared to 4.2% for the same period in fiscal 2005.

The outstanding borrowings against the cash surrender value of our COLI policies were $201.7 million at September 28, 2005 and $203.9 million at March 31, 2005, and the total interest expense on these borrowings increased to $12.0 million during the first half of fiscal 2006, compared to $10.8 million in the first half of fiscal 2005. These increases resulted primarily from additional borrowings of $21.6 million against the increased cash surrender value of our company owned life insurance policies in November 2004 to pay annual premiums on the policies and to pay interest on previous borrowings.

Income Taxes. Income tax expense was $19.6 million, an effective tax of 32.1% during the first six months of fiscal 2006 compared to an expense of $5.9 million and an effective rate of 15.0% for the same period in fiscal 2005. The Company returned to a normalized tax rate in 2006 as a result of the financial restructuring and recent operating performance. The increase in the effective tax rate in the first six months of fiscal 2006 compared to the same period in fiscal 2005, was primarily due to the prior year tax provision including a benefit from utilization of our net operating losses not available in fiscal 2006. We currently anticipate that our effective tax rate will be approximately 32% in fiscal 2006, which will consist of federal, state franchise and foreign income taxes.

Liquidity and Capital Resources

Working Capital. Working capital increased to $252.7 million at September 28, 2005, from $185.8 million at March 31, 2005. The increase was primarily attributable to a decrease in accounts payable and accrued liabilities of $76.8 million. During the first six months of fiscal 2006, our primary source of cash consisted of borrowings under our domestic credit facility, which increased by $25.7 million to $42.6 million at September 28, 2005, from $16.9 million at March 31, 2005. Our primary uses of cash in the first six months of fiscal 2006 included $26.9 million to fund operating activities, compared to $27.8 million in the same period of fiscal 2005, and $11.6 million for capital expenditures in the first six months of fiscal 2006, compared to $14.7 million in the same period of fiscal 2005.

Capital Expenditures. For the first six months of fiscal 2006, our capital expenditures totaled $11.6 million, of which $3.5 million was spent on expanding the Kasto system in Chicago, $3.4 million was spent on other facility improvements, expansions and new satellite facilities, $4.2 million was used for routine replacement of machinery and equipment, and $0.5 million was used for additions and enhancements to our information systems. Our board of directors has approved approximately $33.3 million for capital expenditures during fiscal 2006, primarily for expanding the Kasto system in Chicago and other facility improvements, expansions, and acquisitions, new satellite facilities, routine replacement of machinery and equipment and additions and enhancements to our information systems. In October 2005, we purchased our previously leased facility in Hayward, CA for $6.5 million.

Sources of Liquidity. As of September 28, 2005, our primary sources of liquidity were available borrowings of $245.4 million under our domestic credit facility, cash and cash equivalents of approximately $8.7 million, available borrowings of approximately $20.7 million against the COLI policies we maintain and internally generated funds.

Domestic Credit Facility. Our amended and restated domestic credit facility (as amended on March 3, 2005) allows maximum borrowings of the lesser of $300.0 million, including letters of credit, and an amount equal to 85% of eligible trade receivables plus 60% of eligible inventories, (as defined in the amended and restated domestic credit agreement). At September 28, 2005, we had $42.6 million of revolving loans and $11.9 million of letters of credit outstanding under our domestic credit facility. Borrowings under our amended and restated domestic credit facility bear interest at a base rate (generally defined as the greater of Deutsche Bank Trust Company Americas’ prime lending rate or 0.5% over the Federal Funds Rate) plus 1.00% or the adjusted London Interbank Offered Rates (“LIBOR”) rate plus 2.00%. The applicable margin will increase or decrease based on the leverage ratio (as defined in the amended and restated domestic credit facility). As of September 28, 2005, our leverage ratio was 1.51 and effective November 1, 2005, the applicable margin decreased to 1.75%. At September 28, 2005, the bank’s prime lending rate was 6.75% and the LIBOR rate was 3.75%. Borrowings under our amended and restated domestic credit facility are secured by our domestic inventory and accounts receivable. Under the amended and restated domestic credit facility, we are obligated to pay certain fees, including an unused commitment fee of 0.375%, payable monthly in arrears, and letter of credit fees of 2.00% per year of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus other standard fees, at November 1, 2005, the letter of credit fees decreased to 1.75%. The amended and restated domestic credit facility also contains a financial covenant concerning the maintenance of a fixed charge coverage ratio. The amended and restated domestic credit facility also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by us and our subsidiaries, dividends and other restricted payments by us and our subsidiaries in respect of capital stock, and certain transactions with affiliates. As of September 28, 2005, we were in compliance with all covenants under our amended and restated domestic credit facility.

Canadian Subsidiary Liquidity. Our Canadian subsidiary has available its own credit facilities of up to C$9.0 million, consisting of a revolving credit facility of C$6.0 million, a term financial instruments facility of C$3.0 million to be used for hedging foreign currency and rate fluctuations, and a credit facility of C$0.4 million for a letter of guarantee in connection with a lease for our facility in Toronto, Ontario. As of September 28, 2005, C$2.9 million ($2.5 million) was outstanding under the revolving credit facility and a letter of guarantee for C$0.4 million ($0.3 million) was issued. There were no amounts outstanding under our term financial instrument facility as of September 28, 2005.

Future Needs. Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our domestic credit facility, interest payments on our 9 3/4% senior secured notes, capital expenditures and principal and interest payments on our industrial revenue bond.

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

Excluding the changes in borrowings under our credit facility, our commitments and contractual obligations as of September 28, 2005 did not materially change from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

In fiscal 2005, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, under the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. In accordance with SFAS No. 123, we estimated the fair value of options using an option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected life of the options, and stock volatility. The dividend yield is excluded from the calculation, as it is the Company’s intention to retain all future earnings. As a result of the adoption of SFAS No. 123, and in accordance with its provisions, we recorded a non-cash stock compensation charge of $381,000 and $0, for the three months ended September 28, 2005 and September 29, 2004, respectively, and $520,000 and $0 for the six months ended September 28, 2005 and September 29, 2004, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors caused by changes in commodity prices, interest rates and foreign currency exchange rates. We do not use financial instruments or enter into hedging transactions for speculative or trading purposes with respect to managing these market risks. However, we have used and will continue to evaluate the use of financial instruments to reduce our exposure to higher interest costs during periods of rising interest rates. At September 28, 2005, no such financial instruments existed. Our exposure to changing interest rates is limited to our domestic revolving credit facility such that our results of operations and cash flows during the first six months of fiscal 2006 would have been impacted by approximately $0.2 million for each 1% increase or decrease in the applicable interest rate.

The currency used by our foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, and adjustments resulting from the translation of financial statements are included in accumulated other comprehensive income (loss) within our stockholder’s equity (deficit). Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar. Changes in the exchange rate of the Canadian dollar have not had and are not expected to have a material impact on our results of operations and cash flows. We estimate that a 10% change in the average exchange rate of the Canadian dollar during the first six months of fiscal 2006 would have impacted our net income by approximately $0.2 million. We do not expect to hedge our exposure to foreign currency fluctuations in the foreseeable future.

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

In connection with the settlement, Holding authorized a special contribution of additional shares of Holding common stock or common stock equivalents to (1) the stock bonus plan, (2) the supplemental stock bonus plan and (3) a cash bonus plan. The special contribution will consist of 1.0817 shares of Holding common stock or its equivalent with respect to each share of Holding common stock held in the stock bonus plan. As of January 3, 2005, there were 2,454,119 shares of Holding common stock in the stock bonus plan of which 2,263,089 shares of Holding common stock were allocated to the accounts of participants who were still employees of the Company and were eligible to receive the special contribution in the form of common stock contributed to the stock bonus plan. As of January 3, 2005, the aggregate special contribution required in connection with the settlement consisted of up to 2,447,984 shares of Holding common stock or its equivalent and cash bonuses paid through a special purpose cash bonus plan of approximately $1,146,000 in the aggregate to participants who are no longer employed by the Company. Such cash bonuses were paid on or about February 17, 2005.

Upon consummation of the merger and financial restructuring and our public offering, we assumed Holding’s obligations under all aspects of the program and the stock contributions will be made in our common stock. On June 27, 2005, we filed a registration statement on Form S-8 covering, among other things, the shares of common stock reserved for the special contribution.

To ensure compliance with the Internal Revenue Code and ERISA requirements, the first contribution was required to be made after the completion of the stock bonus plan year ended March 31, 2005. Due to certain Internal Revenue Service rules limiting the amount of contributions that can be made in a single year, the contributions will be made over two years, and affected participants who are no longer employed by the Company will receive the program benefits in cash payments outside the stock bonus plan. Other Internal Revenue Service rules limit contributions that discriminate in favor of highly compensated employees. Holding had adopted an amendment to the stock bonus plan that provides for stock contributions for the stock bonus plan years ending March 31, 2005 and March 31, 2006. To the extent legally permissible, each participant will receive the special contribution of 1.0817 additional shares of Holding common stock for each share of Holding common stock which remained in their account as of the date of the amended consent order in two contributions. To the extent participants do not receive their full allocation under the stock bonus plan over the two years, the program benefits will be provided under a cash bonus plan or through credits of units under a phantom stock plan called the supplemental stock bonus plan. The program has been designed to ensure that participants receive the equivalent value of their allocation of the special contribution determined as of the date of the amended consent order, whether or not they continue to be employed by us or continue to be a stock bonus plan participant. On July 8, 2005, we made the first installment of the common stock contribution when we issued 1,720,000 shares of our common stock to our stock bonus plan.

Effective August 1, 2005, we merged the Earle M. Jorgensen Capital Accumulation (“ECAP”) into the stock bonus plan to form a combined retirement saving plan that was registered with the SEC on a Form S-8. The remaining special contribution obligation will be made to the retirement savings plan and consists of approximately 728,000 shares of our common stock. As of September 28, 2005, we had an accrual of approximately $7,273,000 with respect to the commitment to make the special contribution.

Champagne Metals. On April 22, 2002, Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, brought suit against us and six other metal service centers in the federal District Court for the Western District of Oklahoma. Champagne Metals alleged that we had conspired with the other metal service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor in violation of federal and state antitrust laws and that such conspiracy further constituted tortious interference with business and contractual relations. Champagne Metals sought treble damages on its antitrust claims and punitive damages in addition to actual damages. The Company and the other defendants filed motions for summary judgment, and on June 15, 2004, the federal District Court for the Western District of Oklahoma entered an order granting the motions for summary judgment of each of the defendants including the Company and dismissed the case. Champagne Metals has appealed the judgment. The 10th Circuit Court of Appeals Mandatory Settlement and Procedural Matters Conference occurred on September 17, 2004, without anything substantive taking place. On November 5, 2004, the plaintiff filed and served its Appellant’s Brief on Appeal. Defendants’ Responsive Brief on Appeal was filed on December 22, 2004, and plaintiff filed Appellant’s Reply Brief on January 19, 2005. Oral argument was held on September 15, 2005.

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

During fiscal years 2003, 2004 and 2005, expenditures totaling approximately $0.2 million per year were made in connection with monitoring and investigation activities at sites with contaminated soil and/or groundwater. As of September 28, 2005, an accrual of $0.7 million existed for future investigation activities related to the Forge and Clinton Drive sites, as discussed below. We do not consider any other pending environmental matters material.

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

On July 10, 2003, pursuant to a request from the EPA, we executed an AOC under CERCLA to investigate certain areas of the Forge facility to determine whether it has contributed to certain contamination of the Lower Duwamish Waterway that is expected to be the subject of remedial action by a neighboring facility. The initial estimate of the cost of proposed work under the AOC ranged from $0.4 million to $0.5 million of which approximately $0.3 million has been spent as of September 28, 2005. As of September 28, 2005, we had an accrual of approximately $0.2 million with respect to the Forge facility for environmental investigation and remediation costs for compliance and sampling work with respect to the AOC expected to be incurred during fiscal 2006. On April 15, 2003, we signed a funding and participation agreement with the current owners of the Forge property, which requires us to fund 85% of costs to be incurred in connection with the investigation activities to be performed under the AOC.

In February 2005, Fireman’s Fund Insurance Company and Associated Indemnity Corporation (“Fireman’s Fund”), the insurance carrier that issued our policies during the years 1972 through 1992, issued a letter offering to defend us in this matter and reserving their rights to disclaim any obligation to indemnify us and to assert any and all defenses to coverage under the policies. Fireman’s Fund has reimbursed us for defense and investigation costs previously incurred and is now paying defense and investigation costs on a current basis. On September 6, 2005, the EPA issued a letter to The Boeing Company (1) indicating its position with respect to the allocation of responsibility for remedial action with respect to the portion of the Duwamish Waterway adjacent to the facilities of Boeing and Jorgensen Forge Corporation between Boeing, on the one hand, and the Company and Jorgensen Forge Corporation, on the other hand; and (2) asking the parties to come to an agreement on a more comprehensive plan for the clean-up work. We are currently engaged in discussions with the parties with respect to EPA’s letter and evaluating the clean up required. Because the Duwamish site is still being investigated and clean up alternatives and responsibility for clean up are still being evaluated, we cannot determine what ultimate liability we may have relating to this matter.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on August 18, 2005, for the purpose of electing nine members of the Board of Directors. Management’s nominees for directors were elected by the following vote:

	Shares Voted For	Authority to Vote Withheld
David M. Roderick	42,193,342	7,316,561
William A. Marquard	42,084,784	7,425,119
Earl L. Mason	48,212,686	1,297,217
Maurice S. Nelson, Jr.	42,157,984	7,351,919
Frank T. Nickell	42,144,551	7,365,352
Joseph T. O’Donnell, Jr.	48,192,495	1,317,408
Dr. John Rutledge	48,148,829	1,361,074
Andrew G. Sharkey, III	48,876,481	633,422
David I. Wahrhaftig	42,108,051	7,401,852

Item 6. EXHIBITS

31.1	Certification of Financial Reports by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Financial Reports by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Financial Reports by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Financial Reports by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EARLE M. JORGENSEN COMPANY

Date: November 10, 2005	/s/ MAURICE S. NELSON, JR.
Maurice S. Nelson, Jr. President, Chief Executive Officer and Chief Operating Officer

Date: November 10, 2005	/s/ WILLIAM S. JOHNSON
William S. Johnson Vice President, Chief Financial Officer and Secretary