Form 10-Q
period 2005-12-30
JORGENSEN EARLE M CO /DE/
filed 2006-02-13
CIK 54003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of February 10, 2006, 50,237,094 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

EARLE M. JORGENSEN COMPANY

PART I—FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Consolidated Condensed Balance Sheets at December 30, 2005 (unaudited) and March 31, 2005	3

	Consolidated Condensed Statements of Income for the Three and Nine Months Ended December 30, 2005 (unaudited) and December 31, 2004 (unaudited)	4

	Consolidated Condensed Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended December 30, 2005 (unaudited) and December 31, 2004 (unaudited)	5

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended December 30, 2005 (unaudited) and December 31, 2004 (unaudited)	6

	Notes to Consolidated Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II—OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 6.	Exhibits	25

SIGNATURES		26

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	December 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,873	$19,994
Accounts receivable, less allowance for doubtful accounts of $1,768 and $1,099 at December 30, 2005 and March 31, 2005, respectively	176,814	177,298
Inventories	256,898	252,222
Deferred income taxes	25,017	30,800
Other current assets	11,122	10,989

Total current assets	479,724	491,303

Property, plant and equipment, net of accumulated depreciation of $100,554 and $92,239 at December 30, 2005 and March 31, 2005, respectively	134,500	118,271
Net cash surrender value of life insurance policies	34,618	38,639
Debt issue costs, net of accumulated amortization	6,205	7,158
Other assets	2,722	3,470

Total assets	$657,769	$658,841

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$162,376	$199,630
Accrued employee compensation and related taxes	17,673	21,991
Accrued employee benefits	14,075	14,040
Accrued interest	6,852	29,323
Accrued retirement savings plan special contribution	3,897	13,527
Accrued income taxes	—	16,849
Other accrued liabilities	6,821	8,969
Current portion of long-term debt	4,433	1,215

Total current liabilities	216,127	305,544

Long-term debt	281,463	515,674
Deferred income taxes	2,645	2,645
Other long-term liabilities	13,583	21,151
Commitment and contingencies
Stockholders’ equity (deficit):
Holding preferred and common stock subject to redemption in certain circumstances, stated at redemption price	—	78,119
Holding series A preferred stock, $.01 par value, 13% cumulative (liquidation value of $24,755); 600,000 shares authorized; 247,546 shares issued (214,495 shares at stated value not subject to redemption at March 31, 2005 and none at December 30, 2005)	—	21,449
Holding series B preferred stock, $.01 par value, variable rate cumulative (liquidation value of $30,018); 100,000 shares authorized; 30,018 shares issued (3,152 shares at stated value not subject to redemption at March 31, 2005 and none at December 30, 2005)	—	3,152
Holding common stock, $.01 par value, 19,500,000 shares authorized; 13,338,536 shares issued (10,790,324 shares at stated value not subject to redemption at March 31, 2005 and none at December 30, 2005)	—	108
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued and outstanding at March 31, 2005 and December 30, 2005	—	—
Common stock, $.001 par value, 80,000,000 shares authorized; 50,237,094 shares issued at December 30, 2005 and none at March 31, 2005	50	—
Capital in excess of par value	360,705	77,909
Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption price	—	(20,868)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	2,030	1,150
Additional minimum pension liability	(2,738)	(2,738)
Accumulated deficit	(216,096)	(275,721)
Treasury stock	—	(68,733)

Total stockholders’ equity (deficit)	143,951	(186,173)

Total liabilities and stockholders’ equity (deficit)	$657,769	$658,841

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
	(Unaudited)		(Unaudited)
Revenues	$428,818	$401,682	$1,285,706	$1,152,589
Cost of sales	318,510	293,932	955,866	828,735

Gross profit	110,308	107,750	329,840	323,854
Expenses:
Warehouse and delivery	42,512	39,964	122,765	116,052
Selling	10,169	9,662	29,744	34,972
General and administrative	13,580	41,720	44,719	69,067

Total expenses	66,261	91,346	197,228	220,091

Income from operations	44,047	16,404	132,612	103,763
Interest expense, net	13,925	14,102	41,413	61,976

Income before income taxes	30,122	2,302	91,199	41,787
Income tax expense (benefit)	11,957	(2,217)	31,574	3,713

Net income	18,165	4,519	59,625	38,074
Preferred dividends	—	—	—	5,510

Net income available to common stockholders	$18,165	$4,519	$59,625	$32,564

Net income available to common stockholders per share:
Basic	$0.36	$0.39	$1.22	$2.83

Diluted	$0.35	$0.29	$1.18	$2.10

Number of shares used in net income available to common stockholders per share:
Basic	50,952	11,711	48,998	11,508

Diluted	52,534	15,739	50,714	15,536

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common shares	Common stock	Preferred and common stock subject to redemption in certain circumstances	Holding series A preferred stock	Holding series B preferred stock	Holding common stock	Capital in excess of par value	Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption price	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock	Total
Balance at March 31, 2004	—	$—	$95,525	$20,902	$14	$106	$77,188	$(34,735)	$(2,698)	$(370,953)	$(58,644)	$(273,295)

Comprehensive income
Net income	—	—	—	—	—	—	—	—	—	38,074	—	38,074
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,341	—	—	1,341

Comprehensive income												39,415
Stock dividend on Series B– 2,271 shares	—	—	—	—	2,271	—	—	—	—	(2,271)	—	—
Issuance of shares Holding Series A–issued shares	—	—	1	—	—	—	—	(1)	—		1	1
Issuance of shares Holding Series B–issued shares	—	—	2	—	(2)	—	—	—	—		2	2
Issuance of shares Holding common stock–issued shares	—	—	1	—	—	—	(1)	—	—		1	1
Repurchase of stock for treasury	—	—	(6,805)	315	2,302	1	1,591	2,596	—	—	(6,801)	(6,801)
Exercise of stock options, net of tax	—	—	—	—	—	—	(1,894)	—	—	—	—	(1,894)
Stock-based compensation	—	—	—	—	—	—	1,557	—	—	—	—	1,557
Reclassification of stock dividend on Series B shares subject to redemption	—	—	2,269	—	(2,269)	—	—	—	—	—	—	—
Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption value	—	—	(15,499)	—	—	—	—	15,499	—	—	—	—

Balance at December 31, 2004 (unaudited)	—	$—	$75,494	$21,217	$2,316	$107	$78,441	$(16,641)	$(1,357)	$(335,150)	$(65,441)	$(241,014)

Balance at March 31, 2005	—	$—	$78,119	$21,449	$3,152	$108	$77,909	$(20,868)	$(1,588)	$(275,721)	$(68,733)	$(186,173)

Comprehensive income
Net income	—	—	—	—	—	—	—	—	—	59,625	—	59,625
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	880	—	—	880

Comprehensive income	—	—										60,505
Initial public offering, net	17,600,000	17	—	—	—	—	161,774	—	—	—	—	161,791
Conversion of variable rate senior notes of Holding, Holding preferred series A and B shares, Holding warrants and Holding common stock, into common stock	30,917,094	31	(78,119)	(21,449)	(3,152)	(108)	106,146	20,868	—	—	68,733	92,950
Contribution of shares to the retirement savings plan	1,720,000	2	—	—	—	—	14,067	—	—	—	—	14,069
Stock-based compensation	—	—	—	—	—	—	809	—	—	—	—	809

Balance at December 30, 2005 (unaudited)	50,237,094	$50	$—	$—	$—	$—	$360,705	$—	$(708)	$(216,096)	$—	$143,951

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Nine Months Ended
	December 30, 2005	December 31, 2004
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$59,625	$38,074
Adjustments to reconcile net income to net cash used in operating activities:
Special contribution to retirement savings plan	(3,689)	17,327
Depreciation and amortization	8,254	8,780
Amortization of debt issue costs	988	989
Accrued postretirement benefits	636	611
Gain on sale of property, plant and equipment	(133)	(1,452)
Stock-based compensation	809	1,557
Provision for bad debts	1,598	2,153
Interest paid-in-kind on senior subordinated note principal	—	20,509
Increase in cash surrender value of life insurance over premiums paid	804	4,016
Changes in operating assets and liabilities:
Accounts receivable	(1,114)	(42,932)
Inventories	(4,676)	(56,059)
Other current assets	5,616	(1,321)
Accounts payable and accrued liabilities	(71,895)	(15,738)
Other	1,510	793

Net cash used in operating activities	(1,667)	(22,693)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(24,399)	(19,606)
Proceeds from the sale of property, plant and equipment	133	6,714
Premiums paid on life insurance policies	(592)	(1,271)
Proceeds from redemption of life insurance policies	3,809	124

Net cash used in investing activities	(21,049)	(14,039)

FINANCING ACTIVITIES:
Net borrowings under revolving loan agreements	16,104	39,125
Net proceeds from initial public offering	161,792	—
Cash paid in exchange for senior variable rate notes	(127,091)	—
Cash paid upon conversion of Holding’s series A preferred stock	(23,245)	—
Cash paid upon conversion of Holding’s series B preferred stock	(13,784)	—
Payments on other debt	(1,215)	(2,115)
Purchase of stock	—	(9,866)

Net cash provided by financing activities	12,561	27,144

Effect of exchange rate changes on cash	34	75

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,121)	(9,513)
Cash and cash equivalents at beginning of period	19,994	15,646

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,873	$6,133

DISCLOSURE OF NON-CASH TRANSACTIONS:

In April 2005, in conjunction with the Company’s merger and financial restructuring, and initial public offering, the Company issued 16,784,999 shares of its common stock in consideration for a portion of the variable rate senior notes of Holding and a portion of the Holding series A preferred stock and Holding series B preferred stock valued, in the aggregate, at $167,850, based on an initial public offering price of $10.00 per share. In addition, the Company converted Holding common stock and outstanding warrants into 14,132,095 shares of the Company’s common stock. In July 2005, the Company contributed 1,720,000 shares of its common stock to the retirement savings plan. The value at the date of contribution was $8.18 per share of common stock.

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 30, 2005

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

The Company, Holding and affiliates of Kelso & Companies Inc. (“Kelso”) completed a merger and financial restructuring transaction concurrent with its initial public offering on April 20, 2005 (approved by the Company’s board on September 27, 2004). Holding merged into a wholly-owned subsidiary of the Company pursuant to a merger agreement dated as of December 17, 2004, amended as of January 28, 2005, and further amended as of March 3, 2005 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement (1) all issued and outstanding shares of Holding’s common stock were converted into shares of the Company’s common stock and (2) all issued and outstanding shares of Holding’s series A preferred stock and series B preferred stock were converted into a combination of cash and shares of the Company’s common stock. In addition, pursuant to an exchange agreement dated as of December 17, 2004, and amended as of March 3, 2005 (as amended, the “Exchange Agreement”), Kelso Investment Associates IV, L.P. (“KIA IV”) exchanged all of the outstanding variable rate senior notes of Holding for a combination of cash and shares of the Company’s common stock and all rights pursuant to warrant agreements executed by Holding entitling KIA IV to purchase shares of the common stock of Holding and exchange them for shares of the Company’s common stock. The value of the shares of the Company’s common stock for use as merger consideration was $10.00 per share, the price at which a share of the Company’s common stock was sold in the Company’s initial public offering. The net proceeds of the offering were allocated to the payment of the cash consideration for the series A preferred stock, series B preferred stock and variable rate senior notes upon consummation of the merger and financial restructuring in accordance with the terms of the Merger Agreement and the Exchange Agreement.

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries: Earle M. Jorgensen (Canada) Inc., Stainless Insurance Ltd., a captive insurance subsidiary, and EMJ Metals LLC. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at December 30, 2005 and the consolidated results of operations for the three and nine months ended December 30, 2005 and December 31, 2004. The consolidated results of operations for the three and nine months ended December 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

DECEMBER 30, 2005

2. Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Net income	$18,165,000	$4,519,000	$59,625,000	$38,074,000
Foreign currency translation adjustment	194,000	858,000	880,000	1,341,000

Comprehensive income	$18,359,000	$5,377,000	$60,505,000	$39,415,000

3. Stock-Based Compensation

During fiscal 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, using the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. In accordance with SFAS No. 123, the Company estimated the fair value of options using an option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, and the expected life of the options. At the time of adopting SFAS No. 123 the Company’s common stock was not traded on a national securities exchange or an over-the-counter market, and, therefore, an effectively zero percent volatility was used. The dividend yield is excluded from the calculation, as it is the Company’s intention to retain all future earnings. All stock options were fully vested prior to the adoption of SFAS No. 123.

For the three months ended December 30, 2005 and December 31, 2004, the Company recognized compensation expense of $289,000 and $1,557,000, respectively. For the nine months ended December 30, 2005 and December 31, 2004, the Company recognized compensation expense of $809,000 and $1,557,000, respectively.

4. Benefit Plans

The Company maintains a noncontributory defined benefit pension plan covering substantially all hourly union employees (the “Hourly Plan”). Benefits under the Hourly Plan vest after five years and are determined based on years of service and a benefit rate that is negotiated with each union. The assets of the Hourly Plan for participants are held in trust and consist of fixed income and equity securities. The Company contributes at least the minimum required annually under Employee Retirement Income Security Act of 1974 (“ERISA”). The Company also maintains an unfunded supplemental pension plan, which provides benefits to certain retired participants; this plan has been frozen to include only existing participants (the “Supplemental Plan”).

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

DECEMBER 30, 2005

Net periodic pension expense associated with the Company’s defined benefit pension plans includes the following components:

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Service cost of benefits earned during the period	$164,000	$172,000	$492,000	$492,000
Interest cost of projected benefit obligation	264,000	244,000	792,000	733,000
Expected return on plan assets	(263,000)	(250,000)	(789,000)	(753,000)
Amortization of prior service cost	37,000	47,000	106,000	84,000
Recognized net loss	28,000	50,000	90,000	100,000

Net periodic pension expense	$230,000	$263,000	$691,000	$656,000

Effective October 3, 2005, City National Bank (“CNB”) became the trustee of the Hourly Plan and all assets were transferred from Wells Fargo to CNB on that date. The Hourly Plan’s assets invested in a diversified portfolio with the following targeted mix of investments: 54% in common equities of predominately large cap U.S. companies, 6% in the equities of developed country international shares, and 40% in a mix of bonds of U.S. corporations, U.S. Treasury securities and federal government agency securities.

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

Components of the net periodic pension expense associated with the Company’s Postretirement Plan for the three and nine months ended December 30, 2005 and December 31, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Service cost of benefits earned over the period	$90,000	$88,000	$270,000	$253,000
Interest cost on projected benefit obligation	81,000	74,000	243,000	220,000
Recognized net loss	41,000	49,000	123,000	138,000

Net periodic post retirement benefit expense	$212,000	$211,000	$636,000	$611,000

5. Income Taxes

Income tax expense for the three months and nine months ended December 30, 2005 and December 31, 2004 include provisions for federal, state and foreign income taxes. The effective tax rates for the first nine months of fiscal 2006 and fiscal 2005 were 34.6% and 8.9%, respectively. The Company’s effective tax rate is based on estimated annual taxable income.

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

DECEMBER 30, 2005

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

The following is a reconciliation of net income available to common stockholders and weighted average common shares for the purposes of calculating basic earnings per share:

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Basic earnings per share
Net income	$18,165,000	$4,519,000	$59,625,000	$38,074,000
Preferred dividends	—	—	—	5,510,000

Net income available to common stockholders	$18,165,000	$4,519,000	$59,625,000	$32,564,000

Weighted average common shares outstanding	50,952,000	11,711,000	48,998,000	11,508,000

Basic earnings per share	$0.36	$0.39	$1.22	$2.83

The following is a reconciliation of net income available to common stockholders and weighted average common shares for the purposes of calculating diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Diluted earnings per share
Net income	$18,165,000	$4,519,000	$59,625,000	$38,074,000
Preferred dividends	—	—	—	5,510,000

Net income available to common stockholders	$18,165,000	$4,519,000	$59,625,000	$32,564,000

Weighted average common shares outstanding	50,952,000	11,711,000	48,998,000	11,508,000
Dilution from stock options and warrants	1,582,000	4,028,000	1,716,000	4,028,000

Weighted average common shares outstanding	52,534,000	15,739,000	50,714,000	15,536,000

Diluted earnings per share	$0.35	$0.29	$1.18	$2.10

The computations of earnings per share for the three and nine months ended December 30, 2005 do not include 74,000 shares reserved for issuance upon exercise of stock options because their inclusion would have been anti-dilutive. There were no anti-dilutive shares reserved for issuance upon exercise of stock options for the three and nine months ended December 31, 2004.

7. Impact of Recently Issued Accounting Principles

In April 2005, the United States Securities and Exchange Commission (the “SEC”) approved a new rule that delays the effective date of SFAS No. 123R, Share-Based Payment. Except for this deferral of the effective date, the guidance in SFAS No. 123R is unchanged. Under the SEC’s rule, SFAS No. 123R is now effective for the

EARLE M. JORGENSEN COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

DECEMBER 30, 2005

Company for annual, rather than interim, periods that begin after June 15, 2005. The Company will apply this Statement to all awards granted on or after April 1, 2006 and to awards modified, repurchased, or cancelled after that date. The Company does not expect the adoption of SFAS 123R to have a material impact on its Consolidated Condensed Financial Statements.

8. Subsequent Event

On January 17, 2006 the Company, Reliance Steel & Aluminum Co. (“Reliance”), and RSAC Acquisition Corp. (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will be merged with and into Acquisition Sub, with Acquisition Sub surviving. The Merger Agreement provides that in the merger, each share of Company common stock, will be converted into the right to receive $13.00 of merger consideration in the form of $6.50 in cash and between 0.0892 and 0.1207 of a share of Reliance common stock, depending on the average daily closing sale prices for Reliance common stock on the New York Exchange during a 20 day trading period ending with and including the second complete trading day prior to the time the merger becomes effective. The Company and Reliance have filed a registration statement on Form S-4, including a preliminary proxy statement/prospectus, with the Securities and Exchange Commission (the “SEC”) to register the shares of Reliance common stock to be issued pursuant to the Merger Agreement at the effective time. On January 20, 2006, and in accordance with the Hart-Scott-Rodino Antitrust Act of 1976, as amended, (the “HSR Act”), the Company and Reliance each sent their applications with respect to the merger to the Federal Trade Commission and the Antitrust Division of the Department of Justice. The Company expects the HSR Act waiting period to expire on February 21, 2006. The Company will call a meeting of its stockholders to approve the Merger Agreement, and expects that the merger will close during the second quarter of calendar 2006, following approval of the Company’s stockholders, the effectiveness of the registration statement on Form S-4 and the satisfaction or waiver of the other conditions to the merger set forth in the Merger Agreement.

Termination of the Merger Agreement may result in the Company being liable for payment of a termination fee to Reliance of approximately $20.5 million if Reliance terminates the merger agreement as the result of the following:

•	The Company’s board of directors (1) withdrawing or adversely modifying its recommendation to EMJ stockholders to adopt the merger agreement and the merger or (2) recommending a takeover proposal other than the merger; or

•	The Company’s board of directors accepting a superior proposal.

On January 19, 2006, the Company filed with the SEC a Current Report on Form 8-K with respect to the merger and attaching the Merger Agreement and certain other related documents as exhibits thereto.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” “will,” “should,” and similar expressions, we do so to identify forward-looking statements. Such statements are intended to operate as “forward looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include such factors as the cyclicality of the metals industry and industries that purchase our products, fluctuations in metals prices, general economic conditions, fluctuations due to seasonal businesses of our customers, the dependability of our information management systems and our automated inventory system, competition in the metals service center industry, our ability to satisfy our “on-time or free” delivery guarantee, our ability to meet our debt obligations and refinance our senior notes before maturity and risks and uncertainties in connection with the proposed merger. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, for a description of these and other risks, uncertainties and factors. Our SEC filings are available on our Website at www.emjmetals.com.

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

Overview

We are a leading distributor of metal bar and tubular products used in North American manufacturing processes and have been in business for over 80 years. We purchase over 25,000 different metal products in large quantities from primary producers, including a broad mix of carbon, alloy and stainless steel and aluminum bar, tubular and plate products. We sell these metal products in smaller quantities to over 35,000 customers spanning various industries, including machine tools, industrial equipment, transportation, fluid power, oil, gas and energy, fabricated metal, and construction and agricultural equipment. We distribute our broad range of metal products and provide our customers value-added metal processing and inventory management services from our distribution network of 39 strategically located service and processing centers in the United States and Canada.

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

During the last several years, we have focused our management efforts on automating and reconfiguring our facilities to increase workflow, enhancing our information management systems to improve customer service, and streamlining our management structure, reducing headcount and decreasing corporate overhead to reduce costs. Our results reflect these improvements and increased demand for our metal products. For example:

•	during the first nine months of fiscal 2006 we handled approximately 8,700 sales transactions per business day at an average sale price of approximately $783 per transaction;

•	during the first nine months of fiscal 2006 we shipped approximately 586,000 tons;

•	in the first nine months of fiscal 2006, we shipped 339 tons per employee, based on the average number of employees during the period;

•	in the first nine months of fiscal 2006, our EBITDA (as defined and discussed below under the heading “Statement of Operations and Other Data”) per employee was $81,473, based on the average number of employees in the period; and

•	our operating margin for the first nine months of fiscal 2006 was 10.3%.

The following table provides the percentage of sales to domestic customers in the largest industries we serve for the three and nine months ended December 30, 2005 and December 31, 2004. Prior year comparisons may have changed due to customer reclassifications in certain industries as previously reported.

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
General Machining	29.80%	29.57%	29.47%	29.38%
Industrial Equipment	8.59	8.09	8.58	8.05
Oil, Gas & Energy	6.11	4.97	5.96	4.72
Metal Service Centers & Wholesale Trade	6.05	6.32	5.79	6.35
Fluid Power	5.86	6.02	5.92	6.01
Transportation	5.80	6.05	6.39	6.77
Construction/Farm Equipment	5.23	5.31	5.30	5.35
Fabricated Metal	5.08	5.85	5.17	6.08
Screw Machine Products	4.81	5.35	4.78	5.36
Power Transmission Equipment	3.60	3.79	3.79	3.70
All Other Industries	19.07	18.68	18.85	18.23

Total	100.0%	100.0%	100.0%	100.0%

Statement of Operations and Other Data

All information contained in the following table was derived from the historical financial statements for the three and nine months ended December 30, 2005 and December 31, 2004 included elsewhere herein.

	Three Months Ended				Nine Months Ended
	December 30, 2005%		December 31, 2004%		December 30, 2005%		December 31, 2004%
	(dollars in thousands)
Statement of Operations Data:
Revenues	$428,818	100.0%	$401,682	100.0%	$1,285,706	100.0%	$1,152,589	100.0%
Gross Profit	110,308	25.7%	107,750	26.8%	329,840	25.7%	323,854	28.1%
Operating expenses	66,261	15.5%	91,346	22.7%	197,228	15.3%	220,091	19.1%
Income from operations	44,047	10.3%	16,404	4.1%	132,612	10.3%	103,763	9.0%
Net interest expense	13,925	3.2%	14,102	3.5%	41,413	3.2%	61,976	5.4%
Net income	18,165	4.2%	4,519	1.1%	59,625	4.6%	38,074	3.3%
Other Data:
EBITDA(1)	$46,959		$19,447		$140,866		$112,543
Capital expenditures	12,805		4,938		24,399		19,606
Tons shipped	195,000		185,000		586,000		572,000
Net cash flows provided by (used in) operating activities	25,208		5,118		(1,667)		(22,693)
Net cash flows used in investing activities	(11,237)		1,680		(21,049)		(14,039)
Net cash flows provided by (used in) financing activities	(12,842)		(12,420)		12,561		27,144

(1)

“EBITDA” represents net income before net interest expense, provision for income taxes and depreciation and amortization. Consistent with Item 10(e) of Regulation S-K promulgated under the Securities Act, our EBITDA has not been adjusted to exclude any other non-cash charges or liabilities, such as last-in-first-out (“LIFO”) charges of $1,905 and $18,100 and postretirement benefits aggregating $212 and $211 for the three months ended December 30, 2005 and December 31, 2004, respectively, and LIFO charges of $9,677 and $42,505 and post retirement benefits aggregating $636 and $611 for the nine months ended December 30, 2005 and December 31, 2004, respectively. We believe EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of company performance in our industry. Our management believes that EBITDA is useful in evaluating our operating performance between periods and compared to that of our competitors because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which items may vary between periods and for different companies for reasons unrelated to overall operating performance. As a result, our management uses EBITDA as a significant component when measuring our performance in connection with determining incentive compensation. EBITDA is not a recognized measure of operating income, financial performance or liquidity under U.S. generally accepted accounting principles. The items excluded from EBITDA are significant components in understanding and assessing financial performance. Therefore, while providing useful information, our EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with U.S. generally accepted accounting principles and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. A reconciliation of net income to EBITDA for each of the respective periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Reconciliation of EBITDA:
Net income	$18,165	$4,519	$59,625	$38,074
Depreciation and amortization	2,912	3,043	8,254	8,780
Net interest expense	13,925	14,102	41,413	61,976
Provision (benefit) for income taxes	11,957	(2,217)	31,574	3,713

EBITDA	$46,959	$19,447	$140,866	$112,543

Results of Operations—Three Months Ended December 30, 2005 Compared To Three Months Ended December 31, 2004

Revenues. Revenues for the third quarter of fiscal 2006 increased 6.8% to $428.8 million, from $401.7 million for the same period in fiscal 2005, primarily reflecting a 1.0% increase in average selling prices, when compared to the third quarter of fiscal 2005. Volume for the third quarter of fiscal 2006 was approximately 195,000 tons, an increase of 5.4% from the volume shipped in the third quarter of fiscal 2005. Revenues from our domestic operations increased 6.7% to $396.8 million in the third quarter of fiscal 2006, from $372.0 million for the same period in fiscal 2005. The increase in revenues was influenced by both an increase in the average sales prices per pound, and additional tons shipped. Additionally, we experienced stronger demand for products sold to customers in certain industries we serve, including general machining; oil, gas and energy; and industrial equipment, partially offset by a decline in demand from customers in transportation; fabricated metal; and metal service centers and wholesale trade. Revenues from our Canadian operations increased 7.7% to $32.0 million in the third quarter of fiscal 2006, from $29.7 million in the same period in fiscal 2005, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and increased demand from oil, gas and energy customers.

Gross Profit. Gross profit for the third quarter of fiscal 2006 increased 2.4% to $110.3 million, from $107.8 million for the same period in fiscal 2005, while gross margins decreased to 25.7% from 26.8%, for the same period in fiscal 2005. Our gross margins decreased primarily due to continued competitive pressure resulting from declines in market pricing in certain carbon steel products and an overall increase in inventory availability in the market, as compared to shortages last year. Price increases in a broad cross section of our products were reflected in our inventory purchases resulting in a charge of $1.9 million in the third quarter of fiscal 2006 to cost of sales to value inventory on LIFO basis, compared to $18.1 million in the same period in fiscal 2005. Gross profit and gross margin from our domestic operations were $104.0 million and 26.2%, respectively, during the third quarter of fiscal 2006, compared to $99.7 million and 26.8%, respectively, for the same period in fiscal 2005. Gross profit and gross margin from our Canadian operations were $6.3 million and 19.6%, respectively, during the third quarter of fiscal 2006, compared to $8.1 million and 27.1%, respectively, for the same period in fiscal 2005.

Expenses. Total operating expenses for the third quarter of fiscal 2006 decreased to $66.3 million, from $91.3 million for the same period in fiscal 2005. As a percentage of revenues, operating expenses improved to 15.5% in the third quarter of fiscal 2006, compared to 22.7% for the same period in fiscal 2005. The decrease in operating expenses was due to the third quarter of fiscal 2005 including a $17.3 million non-cash charge for our stock obligation to the retirement saving plan, a $6.3 million termination fee paid to Kelso in connection with an amendment to our financial advisory agreement with Kelso, a $3.5 million performance bonus paid to our chief executive officer and the $1.6 million non-cash stock compensation charge in connection with the adoption of SFAS No. 123, Accounting for Stock-Based Compensation. During the third quarter of fiscal 2006 our company owned life insurance (“COLI”) program positively impacted our operating expenses by $5.0 million compared to $4.5 million in the third quarter of fiscal 2005.

Warehouse and delivery expenses for the third quarter of fiscal 2006 increased 6.4% to $42.5 million, from $40.0 million for the same period in fiscal 2005. As a percentage of revenues, warehouse delivery expenses were consistent at 9.9% in the third quarter of fiscal 2006 and 2005. The increase in these expenses resulted primarily from higher freight and fuel expenses, increased personnel service costs related to increase in volume, the addition of four new facilities, partially offset by lower leased equipment expense.

Selling expenses for the third quarter of fiscal 2006 decreased 5.2% to $10.2 million, from $9.7 million for the same period in fiscal 2005, and remained consistent as a percentage of revenues at 2.4% for the third quarter of fiscal 2004 and 2005. The decrease in selling expenses resulted primarily from lower sales incentives for sales personnel.

General and administrative expenses for the third quarter of fiscal 2006 decreased 67.4% to $13.6 million, from $41.7 million for the same period in fiscal 2005. As a percentage of revenues, general and administrative expenses were 3.2% compared to 10.4% in the third quarter of fiscal 2005. The decrease in general and administrative expenses was due to the third quarter of fiscal 2005 including, a $17.3 million non-cash charge for our stock obligation to our retirement savings plan, the $6.3 million termination fee paid to Kelso in connection with an amendment to our financial advisory agreement with Kelso, the $3.5 million performance bonus paid to our chief executive officer and the $1.6 million non-cash stock compensation charge in connection with the adoption of SFAS No. 123, Accounting for Stock-Based Compensation.

Our general and administrative expenses for the third quarter of fiscal 2006 have been offset by a net $5.0 million from our COLI program, compared to an offset of $4.5 million in the third quarter of fiscal 2005. The benefit in the third quarter of fiscal 2006 is the result of : (1) policies dividend growth of $4.5 million, (2) death proceeds of $1.6 million and (3) premium expense of $1.1 million which reduces the benefit. Offsetting the $5.0 million benefit from the COLI program is $6.5 million of additional interest expense related to outstanding borrowings on the policies, which is included in the line item net interest expense. The net impact of our COLI program in the third quarter of fiscal 2006 was a decrease in pre-tax income of approximately $1.5 million, consistent with the third quarter of fiscal 2005.

Net Interest Expense. Net interest expense was $13.9 million during the third quarter of fiscal 2006, a slight decrease from $14.1 million for the same period in fiscal 2005. These amounts include interest related to our long-term debt and borrowings against the cash surrender value of COLI policies we maintain, and the amortization of debt issue costs of $0.3 million in both the third quarter of fiscal 2006 and the third quarter in fiscal 2005.

Income Taxes. Income tax expense was $12.0 million, an effective tax rate of 39.7% during the third quarter of fiscal 2006 compared to a benefit of $2.2 million for the same period in fiscal 2005. The Company returned to a normalized tax rate in 2006 as a result of the financial restructuring and recent operating performance. The increase in the effective tax rate in the third quarter of fiscal 2006 compared to the same period in fiscal 2005, was primarily due to the prior year tax provision including a benefit from utilization of our net operating losses that was not available in fiscal 2006. We currently anticipate that our effective tax rate will be approximately 35% in fiscal 2006, which will consist of federal, state and foreign income taxes.

Results of Operations—Nine Months Ended December 30, 2005 Compared To Nine Months Ended December 31, 2004

Revenues. Revenues for the first nine months of fiscal 2006 increased 11.5% to $1.3 billion, from $1.2 billion for the same period in fiscal 2005, primarily reflecting an 8.7% increase in average selling prices, when compared to the first nine months of fiscal 2005. Volume for the first nine months of fiscal 2006 was approximately 586,000 tons, compared to approximately 572,000 tons in the first nine months of fiscal 2005. Revenues from our domestic operations increased 11.1% to $1.2 billion in the first nine months of fiscal 2006, from $1.1 billion for the same period in fiscal 2005. The increase was influenced by stronger demand for products sold to customers in certain industries we serve, including oil, gas and energy and industrial equipment, partially offset by a decline in demand from customers in metal service centers and wholesale trade, screw machine products and fabricated metals. Revenues from our Canadian operations increased 18.3% to $91.5 million in the first nine months of fiscal 2006, from $77.4 million in the same period in fiscal 2005, due to increased capacity and efficiencies from newer facilities, effective marketing of core products and services and increased demand from oil, gas and energy customers.

Gross Profit. Gross profit for the first nine months of fiscal 2006 increased 1.8% to $329.8 million, from $323.9 million for the same period in fiscal 2005, while gross margins were 25.7% and 28.1%, respectively. Our gross margins decreased primarily due to continued competitive pressure resulting from declines in market pricing in certain carbon steel products and an overall increase in inventory availability in the market, as compared to shortages last year. Modest inflationary price increases in a broad cross section of our products were reflected in our inventory purchases, resulting in a charge of $9.7 million in the first nine months of fiscal 2006 to cost of sales to value inventory on a LIFO basis, compared to a charge of $42.5 million in the same period in fiscal 2005. Gross profit and gross margin from our domestic operations were $311.4 million and 26.1%, respectively, during the first nine months of fiscal 2006, compared to $302.4 million and 28.1%, respectively, for the same period in fiscal 2005. Gross profit and gross margin from our Canadian operations were $18.5 million and 20.2%, respectively, during the first nine months of fiscal 2006, compared to $21.5 million and 27.8%, respectively, for the same period in fiscal 2005.

Expenses. Total operating expenses for the first nine months of fiscal 2006 decreased 10.4% to $197.2 million, from $220.1 million for the same period in fiscal 2005. As a percentage of revenues, operating expenses improved to 15.3% in the first nine months of fiscal 2006, compared to 19.1% for the same period in fiscal 2005. The decrease in operating expenses was due to the third quarter of fiscal 2005 including a $17.3 million non-cash charge for our stock obligation to the retirement saving plan, a $6.3 million termination fee paid to Kelso in connection with an amendment to our financial advisory agreement with Kelso, a $3.5 million performance bonus paid to our chief executive officer and the $1.6 million non-cash stock compensation charge in connection with the adoption of SFAS No. 123, Accounting for Stock-Based Compensation. During the first nine months of fiscal 2006 we recorded an $8.5 million initial public offering bonus paid in April and additional expenses related to complying with Section 404 of the Sarbanes-Oxley Act of 2002, partially offset by a favorable $3.7 million mark-to- market adjustment. Operating expenses also increased as a result of changes in variable expenses, primarily due to rising prices for freight and fuel and increased costs related to the addition of three new facilities. These higher expenses were partially offset by lower leased equipment expense, a decrease in sales incentives, increased life insurance proceeds, and a $3.7 million favorable mark-to-market adjustment for the special contribution to our retirement savings plan. Our COLI program positively impacted the first nine months of fiscal 2006 operating expenses by $15.2 million compared to $12.9 million in the first nine months of fiscal 2005.

Warehouse and delivery expenses for the first nine months of fiscal 2006 increased 5.8% to $122.8 million, from $116.1 million for the same period in fiscal 2005. As a percentage of revenues, warehouse and delivery expenses improved to 9.5% in the first nine months of fiscal 2006, compared to 10.1% for the same period in fiscal 2005. The increase in these expenses resulted primarily from higher freight and fuel expenses, increased costs related to the addition of four new facilities, building and equipment maintenance costs, partially offset by lower leased equipment expense. During the first nine months of fiscal 2005, we recorded a $1.1 million reserve for specialized equipment operating lease obligations related to a parts fabrication contract that was terminated early by a customer.

Selling expenses for the first nine months of fiscal 2006 decreased 14.9% to $29.7 million, from $35.0 million for the same period in fiscal 2005, and decreased as a percentage of revenues to 2.3% in the first nine months of fiscal 2006 from 3.0% in the first nine months of fiscal 2005. The decrease in selling expenses resulted primarily from lower sales incentives for sales personnel.

General and administrative expenses for the first nine months of fiscal 2006 decreased 35.3% to $44.7 million, from $69.1 million for the same period in fiscal 2005. General and administrative expenses were 3.5% of revenues in the first nine months of fiscal 2006 compared to 6.0% during same period in fiscal 2005. The decrease in general and administrative expenses in fiscal 2006 when compared to last year was primarily due to fiscal 2005 expenses including a $17.3 million charge for our stock obligation to the retirement saving plan, a $6.3 million termination fee paid to Kelso in connection with an amendment to our financial advisory agreement with Kelso, a $3.5 million performance bonus paid to our chief executive officer and the $1.6 million non-cash stock compensation charge in connection with the adoption of SFAS No. 123., Accounting for Stock-Based Compensation. During the first nine months of fiscal 2006 we recorded an $8.5 million initial public offering bonus paid in April and realized additional expenses related to complying with Section 404 of the Sarbanes-Oxley Act of 2002, partially offset by a favorable $3.7 million mark-to-market adjustment to value our common stock obligation to the retirement savings plan.

Our general and administrative expenses for the first nine months of fiscal 2006 have been offset by net $15.2 million related to our COLI program, compared to a net offset of $12.9 million in the first nine months of fiscal 2005. The benefit for the first nine months of fiscal 2006 is the result of the (1) policies dividend growth of $13.7 million, (2) death proceeds of $4.6 million and (3) premium expense of $3.1 million, which reduces the benefit. Offsetting the $15.2 million benefit is $18.5 million of additional interest expense related to outstanding borrowings on the policies, which is included in the line item net interest expense. The net impact of our COLI program in the first nine months of fiscal 2006 was a decrease in pre-tax income of approximately $3.3 million, compared to $3.8 million in the first nine months of fiscal 2005.

Net Interest Expense. Net interest expense was $41.4 million during the first nine months of fiscal 2006 and $62.0 million for the same period in fiscal 2005. These amounts include interest related to our long-term debt and borrowings against the cash surrender value of COLI policies we maintain, and the amortization of debt issue costs ($1.0 million in the first nine months of fiscal 2006 and fiscal 2005). Net interest expense for the first nine months of fiscal 2005 included $21.4 million of interest expense relating to Holding’s variable rate senior notes, which was eliminated in fiscal 2006 as a result of the completion of the merger and financial restructuring.

The average outstanding indebtedness (excluding borrowings against the cash surrender value of our COLI policies and Holding’s variable rate senior notes) during the first nine months of fiscal 2006 was $311.9 million versus $369.3 million during the same period in fiscal 2005. The weighted average interest rate on such indebtedness during the first nine months of fiscal 2006 was 8.9% compared to 8.0% during the first nine months of fiscal 2005. The average borrowings under our domestic credit facility in the first nine months of fiscal 2006 decreased to $58.3 million from $114.0 million for the same period in fiscal 2005, and the average interest rate under our domestic credit facility was 6.4% for the first nine months of fiscal 2006 compared to 4.5% for the same period in fiscal 2005.

The outstanding borrowings against the cash surrender value of our COLI policies were $223.1 million at December 30, 2005 and $203.9 million at March 31, 2005, and the total interest expense on these borrowings increased to $18.5 million during the first nine months of fiscal 2006, compared to $16.7 million in the first nine months of fiscal 2005. These increases resulted primarily from additional borrowings of $22.9 million against the increased cash surrender value of our COLI policies in November 2005 to pay annual premiums on the policies and to pay interest on previous borrowings.

Income Taxes. Income tax expense was $31.6 million, an effective tax rate of 34.6% during the first nine months of fiscal 2006 compared to an expense of $3.7 million and an effective rate of 8.9% for the same period in fiscal 2005. The Company returned to a normalized tax rate in 2006 as a result of the financial restructuring and recent operating performance. The increase in the effective tax rate in the first nine months of fiscal 2006 compared to the same period in fiscal 2005, was primarily due to the prior year tax provision including a benefit from utilization of our net operating losses not available in fiscal 2006. We currently anticipate that our effective tax rate will be approximately 35% in fiscal 2006, which will consist of federal, state and foreign income taxes.

Liquidity and Capital Resources

Working Capital. Working capital increased to $263.6 million at December 30, 2005, from $185.8 million at March 31, 2005. The increase was primarily attributable to a decrease in accounts payable and accrued liabilities of $92.6 million. During the first nine months of fiscal 2006, our primary source of cash consisted of borrowings under our domestic credit facility, which increased by $12.4 million to $29.3 million at December 30, 2005, from $16.9 million at March 31, 2005. Our primary use of cash in the first nine months of fiscal 2006 included $1.7 million to fund operating activities, compared to $22.7 million in the same period of fiscal 2005, and $24.4 million for capital expenditures, compared to $19.6 million in the same period of fiscal 2005.

Capital Expenditures. For the first nine months of fiscal 2006, our capital expenditures totaled $24.4 million, of which $3.5 million was spent on expanding the Kasto system in Chicago, $13.8 million was spent on other facility improvements, expansions and new satellite facilities, $6.4 million was used for routine replacement of machinery and equipment, and $0.7 million was used for additions and enhancements to our information systems. Our board of directors has approved approximately $33 million for capital expenditures during fiscal 2006, primarily for expanding the Kasto system in Chicago and other facility improvements, expansions, and acquisitions, new satellite facilities, routine replacement of machinery and equipment and additions and enhancements to our information systems. In October 2005, we purchased our previously leased facility in Hayward, California for $6.5 million. Additionally, our board of directors has approved an $18.7 million capital expenditures budget for fiscal 2007, approximately $5.0 million of which will be allocated for the Portland facility project and the majority of the remainder for the purchase of value added processing equipment throughout the Company.

Sources of Liquidity. As of December 30, 2005, our primary sources of liquidity were available borrowings of $257.1 million under our domestic credit facility, cash and cash equivalents of approximately $9.9 million, available borrowings of approximately $3.7 million against the COLI policies we maintain and internally generated funds.

Domestic Credit Facility. Our amended and restated domestic credit facility (as amended on March 3, 2005) allows maximum borrowings of the lesser of $300.0 million, including letters of credit, and an amount equal to 85% of eligible trade receivables plus 60% of eligible inventories, (as defined in the amended and restated domestic credit agreement). At December 30, 2005, we had $29.3 million of revolving loans and $13.6 million of letters of credit outstanding under our domestic credit facility. Borrowings under our amended and restated domestic credit facility bear interest at a base rate (generally defined as the greater of Deutsche Bank Trust Company Americas’ prime lending rate or 0.5% over the Federal Funds Rate) plus 0.75% or the adjusted London Interbank Offered Rates (“LIBOR”) rate plus 1.75%. The applicable margin will increase or decrease based on the leverage ratio (as defined in the amended and restated domestic credit facility). At December 30, 2005, the bank’s prime lending rate was 7.25% and the LIBOR rate was 4.54%. Borrowings under our amended and restated domestic credit facility are secured by our domestic inventory and accounts receivable. Under the amended and restated domestic credit facility, we are obligated to pay certain fees, including an unused commitment fee of 0.375%, payable monthly in arrears, and letter of credit fees, currently 1.75% per year of the maximum amount available to be drawn under each letter of credit, payable quarterly in arrears, plus other standard fees. The amended and restated domestic credit facility also contains a financial covenant concerning the maintenance of a fixed charge coverage ratio. The amended and restated domestic credit facility also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by us and our subsidiaries, dividends and other restricted payments by us and our subsidiaries in respect of capital stock, and certain transactions with affiliates. As of December 30, 2005, we were in compliance with all covenants under our amended and restated domestic credit facility.

Canadian Subsidiary Liquidity. Effective December 13, 2005 our Canadian subsidiary amended its existing credit facilities to increase its revolving and term financial facility to have available funds of up to C$22.0 million, consisting of a revolving credit facility of C$12.0 million, a term financial instruments facility of

C$10.0 million to be used for hedging foreign currency and rate fluctuations, including a credit facility of C$0.3 million for a letter of guarantee in connection with a lease for our facility in Toronto, Ontario. As of December 30, 2005, C$4.3 million (USD$3.7 million) was outstanding under the revolving credit facility and a letter of guarantee for C$0.3 million (USD$0.3 million) was issued. There were no amounts outstanding under our term financial instrument facility as of December 30, 2005.

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

Excluding the changes in borrowings under our credit facility, our commitments and contractual obligations as of December 30, 2005 did not materially change from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

Accounting for Stock Options

The financial statements for the reporting periods, prior to April 1, 2004 account for employee stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Financial Accounting Standards Board interpretations. Accordingly, compensation cost for employee stock options was measured as the excess, if any, of the estimated market price of Holding common stock at the date of grant over the appraised value, as of the latest valuation date, of the common stock on the date of grant.

In fiscal 2005, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, under the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. In accordance with SFAS No. 123, we estimated the fair value of options using an option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, the expected life of the options, and stock volatility. The dividend yield is excluded from the calculation, as it is the Company’s intention to retain all future earnings. As a result of the adoption of SFAS No. 123, and in accordance with its provisions, we recorded a non-cash stock compensation charge of $289,000 and $1,557,000, for the three months ended December 30, 2005 and December 31, 2004, respectively, and $809,000 and $1,557,0000 for the first nine months ended December 30, 2005 and December 31, 2004, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors caused by changes in commodity prices, interest rates and foreign currency exchange rates. We do not use financial instruments or enter into hedging transactions for speculative or trading purposes with respect to managing these market risks. However, we have used and will continue to evaluate the use of financial instruments to reduce our exposure to higher interest costs during periods of rising interest rates. At December 30, 2005, no such financial instruments existed. Our exposure to changing interest rates is limited to our domestic revolving credit facility such that our results of operations and cash flows during the first nine months of fiscal 2006 would have been impacted by approximately $0.2 million for each 1% increase or decrease in the applicable interest rate.

The currency used by our foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, and adjustments resulting from the translation of financial statements are included in accumulated other comprehensive income (loss) within our stockholder’s equity (deficit). Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar. Changes in the exchange rate of the Canadian dollar have not had and are not expected to have a material impact on our results of operations and cash flows. We estimate that a 10% change in the average exchange rate of the Canadian dollar during the nine months of fiscal 2006 would have impacted our net income by approximately $0.3 million. We do not expect to hedge our exposure to foreign currency fluctuations in the foreseeable future.

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

There have been no significant changes in our internal controls, or in other factors that could significantly affect these controls, during the period covered by this Quarterly Report on Form 10-Q or subsequent to the date the evaluation was completed.

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

Effective August 1, 2005, we merged the Earle M. Jorgensen Capital Accumulation (“ECAP”) into the stock bonus plan to form a combined retirement saving plan that was registered with the SEC on a Form S-8. The remaining special contribution obligation will be made to the retirement savings plan and consists of approximately 723,000 shares of our common stock. As of December 30, 2005, we had an accrual of approximately $6,674,000 with respect to the commitment to make the special contribution.

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

During fiscal years 2003, 2004 and 2005, expenditures totaling approximately $0.2 million per year were made in connection with monitoring and investigation activities at sites with contaminated soil and/or groundwater. As of December 30, 2005, an accrual of $0.7 million existed for future investigation activities including Forge and Clinton Drive sites, as discussed below. We do not consider any other pending environmental matters material.

Forge (Seattle/Kent, WA). In November 1998, we paid the purchasers of our former Forge facility $2.3 million as an arbitration award for liabilities related to the remediation of certain known contamination at the uplands portion of the Forge facility. We continue to monitor an off-site disposal site that was formerly used in connection with the Forge facility for environmental conditions in accordance with a consent decree issued by the Washington Department of Ecology. Annual costs associated with such monitoring are not significant, and we do not anticipate significant additional expenditures related to this matter.

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

On July 10, 2003, pursuant to a request from the EPA, we executed an AOC under CERCLA to investigate certain areas of the Forge facility to determine whether it has contributed to certain contamination of the Lower

Duwamish Waterway that is expected to be the subject of remedial action by a neighboring facility. The initial estimate of the cost of proposed work under the AOC ranged from $0.4 million to $0.5 million of which approximately $0.3 million has been spent as of December 30, 2005. As of December 30, 2005, we had an accrual of approximately $0.2 million with respect to the Forge facility for environmental investigation and remediation costs for compliance and sampling work with respect to the AOC expected to be incurred during fiscal 2006. On April 15, 2003, we signed a funding and participation agreement with the current owners of the Forge property, which requires us to fund 85% of costs to be incurred in connection with the investigation activities to be performed under the AOC.

In February 2005, Fireman’s Fund Insurance Company and Associated Indemnity Corporation (“Fireman’s Fund”), the insurance carrier that issued our policies during the years 1972 through 1992, issued a letter agreeing to defend us in this matter and reserving their rights to disclaim any obligation to indemnify us and to assert any and all defenses to coverage under the policies. Fireman’s Fund has reimbursed us for defense and investigation costs previously incurred and is now paying defense and investigation costs on a current basis. On December 5, 2005, the Fireman’s Fund sent us a retroactive adjustment with respect to the Fireman’s Fund insurance policies asking for an additional premium of $864,282 based on losses valued as of October 1, 2005. The adjustment relates to the claims made under the policies with respect to the cleanup described herein. Our insurance coverage counsel is in the process of reviewing and responding to the claimed adjustment.

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

On November 16, 2005, the Washington Department of Ecology sent a notice of potential liability for the release of hazardous substances to the Company, identifying the Company as a person potentially liable for the release of hazardous substances at the Forge facility. We responded to the notice on December 9, 2005. In our response, we explained the ownership of the property and agreements made between the Company and the current owners, which make the current owners fully responsible for any further investigation or remediation for the uplands portion of the site. We went on to explain that Boeing and the Company are currently discussing with the EPA the implementation of remediation of sediments adjacent to the Company and Boeing properties.

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

EARLE M. JORGENSEN COMPANY

Date: February 10, 2006	/S/ MAURICE S. NELSON, JR.
Maurice S. Nelson, Jr. Chief Executive Officer

Date: February 10, 2006	/S/ WILLIAM S. JOHNSON
William S. Johnson Vice President, Chief Financial Officer and Secretary