Form 10-K
period 2006-03-31
JORGENSEN EARLE M CO /DE/
filed 2006-06-29
CIK 54003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to___
Commission file number 1-7537

EARLE M. JORGENSEN COMPANY
(Exact name of registrant as specified in its charter)

Delaware	65-1269024
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
10650 Alameda Street
Lynwood, California 90262
(323) 567-1122
(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 28, 2005, the aggregate market value of the voting stock held by non-affiliates of the predecessor to the registrant was $247,278,884, based on the closing price on the New York Stock Exchange on that date. On March 31, 2006, 50,237,094 shares of common stock, par value $.001 per share, were outstanding. Effective April 3, 2006, pursuant to an Agreement and Plan of Merger dated January 17, 2006, the predecessor to the registrant was merged with and into RSAC Acquisition Corp. (which changed its name to Earle M. Jorgensen Company) and the predecessor’s common stock was delisted from the New York Stock Exchange. The registrant is filing with reduced disclosures subject to meeting the conditions of General Instruction (I)(1)(a) and (b).
DOCUMENTS INCORPORATED BY REFERENCE
None

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
While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. Forward looking statements are subject to many uncertainties and other variable circumstances, many of which are outside of our control and which could cause our actual results and experience to differ materially from those anticipated in these forward-looking statements. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things:
•	We service industries that are highly cyclical, and downturns in our customers’ industries could reduce our revenue and profitability.

•	If we were to lose any primary suppliers or otherwise be unable to obtain sufficient amounts of necessary metals on a timely basis, we may not be able to meet our customers’ needs and may suffer reduced sales.

•	The success of our business is affected by general economic conditions and, accordingly, our business was adversely impacted by the economic slowdown or recession in 2003, 2002 and 2001. Similar changes in economic conditions could occur in future periods.

•	Our future operating results depend on a number of factors beyond our control, such as the prices for and the availability of metals, which could cause our results to fluctuate significantly over time. During periods of low customer demand it could be more difficult for us to pass through price increases to our customers, which could reduce our gross profit and net income.

•	Changes in demand for the products that we sell can cause significant fluctuations in both availability and cost of the products. A significant or rapid decline in costs from current levels could have a severe negative impact on our gross profit.

•	Foreign currency exchange rates could change, which could affect the price we pay for certain metals and the results of our foreign operations.

•	There are risks and uncertainties involved in adopting or implementing new processes or new technologies, such as the improvements of our information management system and the improvements at our Chicago facility which included expanding and upgrading our Kasto automated inventory storage and retrieval system.

•	Our business is very competitive and increased competition could reduce our gross profit margins and net income.

•	Our substantial indebtedness could impair our financial condition and reduce the funds available for other purposes, and any failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

•	As a decentralized business, we depend on both senior management and our operating employees; if we are unable to attract and retain these individuals, our results of operations may decline.

•	We are subject to various environmental and other governmental regulations which may require us to expend significant capital and incur substantial costs.

•	We may discover internal control deficiencies in our decentralized operations, which may result in a negative impact on our results of operations.

•	Tax audits could result in additional taxes, plus interest and penalties being assessed against us.

•	Other economic, business, competitive or regulatory factors may affect our businesses generally as described in our filings with the SEC.
We are also affected by risks, uncertainties and assumptions that are more fully discussed in “Item 1A. Risk Factors.”
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

i

ii

PART I
Item 1. Business
Our predecessor (“EMJ”) was formed on May 3, 1990, when affiliates of Kelso & Companies Inc. acquired control of and combined two leading metals distributors, Earle M. Jorgensen Company (founded in 1921) and Kilsby-Roberts Holding Co. (successor to C.A. Roberts Company, founded in 1916). In connection with the combination of these two companies, our predecessor became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (“Holding”). On April 20, 2005, EMJ completed its merger and financial restructuring, pursuant to which Holding was merged with and into a wholly-owned subsidiary of EMJ. As part of the financial restructuring, EMJ closed its initial public offering of 17,600,000 shares of common stock which began trading on the New York Stock Exchange on April 15, 2005 under the ticker symbol “JOR .”
On April 3, 2006, Reliance Steel & Aluminum Co., a California corporation (“Reliance”) (NYSE:RS), completed its acquisition of EMJ. EMJ was merged with and into (the “Merger”) RSAC Acquisition Corp., a Delaware corporation formed January 12, 2006 (the “Surviving Corporation” or the “Company”), which, as the surviving corporation, will continue to operate as a wholly-owned subsidiary of Reliance, and the Surviving Corporation changed its name to “Earle M. Jorgensen Company” pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated January 17, 2006 by and among Reliance, the Surviving Corporation and EMJ as described in that Form 8-K Current Report filed January 20, 2006.
We are a leading distributor of metal bar and tubular products used by North American manufacturing companies and have been in business for over 80 years. We stock approximately 25,000 different metal products in various quantities from primary producers, including a broad mix of carbon, alloy and stainless steel and aluminum bar, tubular and plate products. We ship these metal products in smaller quantities to over 35,000 customer locations spanning various industries, including machine tools, industrial equipment, transportation, fluid power, oil, gas and energy, fabricated metal, and construction and agricultural equipment. We distribute our broad range of metal products and provide our customers value-added metal processing and inventory management services from our distribution network of 40 strategically located service and processing centers in the United States and Canada.
Our metal processing services consist of cutting to length, burning, sawing, honing, shearing, trepanning, grinding, polishing and performing other similar services on most of the metal products we sell, all to customer specifications. As part of our inventory management services, we schedule deliveries in the quantities and at the times required by just-in-time manufacturing processes employed by a growing number of leading manufacturing companies and provide our customers with an on-time product delivery guarantee.
During the past several years, we have focused our management efforts on automating and reconfiguring our facilities to increase workflow, enhancing our information management systems to improve customer service, and streamlining our management structure, reducing headcount, and decreasing corporate overhead to reduce costs. From fiscal year 1998 to fiscal year 2006, our average total headcount was reduced by over 24% to 1,740 employees. We have continued to make productivity improvements. At March 31, 2006 our headcount was 1,774.
We operate in one reportable segment—the metals service center industry—through a network of 40 service and processing centers strategically located throughout North America, including five service centers in Canada. For the fiscal year ended March 31, 2006, we generated revenues of $1,789.8 million and reported net income of $76.3 million.
Industry Overview and Competition
Metals service centers function as key intermediaries between the metals producers that desire to sell large volumes to few customers and the end-users that need specific products in smaller quantities. Primary metals producers, which manufacture and sell large volumes of steel, aluminum and specialty metals in standard sizes and configurations, generally sell only to large end-users and metals service centers that do not require processing of the products and who can order in large quantities and tolerate relatively long lead times. We believe that the role of the primary metals producers will not change in the foreseeable future and that these producers will continue to focus on providing efficient and volume-driven production of a limited number of standardized metal products. According to Purchasing Magazine and Purchasing.com (May 4, 2006), the 14 largest U.S. and Canadian metals service centers represented approximately 26% of total estimated industry sales in the U.S. and Canada of $115.0 billion in 2005. In addition, sales to the 100 largest metals service centers in North America increased 15% to $47.0 billion from $41.0 billion in 2004. The industry includes both general-line distributors, like us, that handle a wide range of metal products and specialty distributors that specialize in particular categories of metal products. Most of the companies in the metals distribution industry have a product mix more heavily weighted toward flat products, such as sheet and plate. The bar and tubular products that are our core products tend to be sold in smaller quantities, with shorter lead times and at higher gross margins than flat products, such as sheet and plate. The geographic area covered by a metals service center will vary depending on the competition and the customers served.

We believe that a lower price and excellent customer service, including breadth and availability of products, timely and reliable delivery and responsiveness, are critical to the success of a metals service center. We have found that metals end-users are increasingly moving to lean manufacturing models that require metal products to be delivered to them on a just-in time, as-needed basis. This has increased these end-users’ need for service centers that can meet their delivery requirements by maintaining an extensive inventory of available metal products.
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
Excellent Supplier Relationships. We believe we are one of the largest purchasers of steel bars and tubing in North America and one of the leading distribution customers in our core products for each of our major suppliers. These supplier relationships enable us to better meet our customers’ demands for metals during periods of tight supply.
Broad Network of Strategically Located Facilities and Diverse Customer Base. Our 40 service and processing centers are strategically located throughout North America, generally within one day’s delivery time to almost all U.S. manufacturing centers. Our broad service network enables us to provide services to national customers with multiple locations, as well as to smaller single-site customers. We serve more than 35,000 customer locations across a broad range of industries, with no single customer accounting for more than 3% of our revenues in fiscal 2006. Our ten largest customers represented approximately 11.6% of our revenues in fiscal 2006. During fiscal 2006, we handled approximately 9,000 sales transactions per business day at an average sales price of approximately $787 per transaction.
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
Warehouse Automation. We completed the installation of an automated inventory storage and retrieval system in our largest facility, which is located in Chicago, in fiscal 2004. This fully operational system, which we refer to as the Kasto system, allows us to streamline order filling and improve employee productivity, resulting in reduced material handling and processing costs and increased order fill rates.
Operating and Growth Strategy
Our primary business goals are to increase market share and to improve operating profit and cash flows. Our operating and growth strategies to accomplish these goals consist of the following elements:
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

Expand Satellite Operations. We believe a key aspect of serving our current customers and acquiring new customers is having a physical presence in markets that require our products and services. Accordingly, we have been implementing a strategy to target those geographic areas where we can justify opening a “satellite” location. These locations are managed locally by warehouse and delivery personnel, stock a limited inventory of core products and require minimal initial and maintenance capital expenditures, resulting in a low-cost opportunity to serve select markets. Each satellite operation is supported by inventory, inside salespeople and the general management of one of our larger service centers. During the past three years, we have opened satellite facilities in Orlando, Florida and northern Ontario, Canada and have relocated our successful Chattanooga, Tennessee satellite facility to a larger new satellite facility in Birmingham, Alabama. We added three new satellite locations in fiscal 2006 including Hartford, Connecticut, Quebec City, Canada and Spokane, Washington. In addition, in April 2006 we began to ship product out of our newly constructed facility in Lafayette, Louisiana. We continue to evaluate additional satellite locations.
Maintain Technology Leadership. We have made and will continue to make investments in technology in order to differentiate our capabilities from those of our competitors. We intend to continue to enhance our information management systems by upgrading software and hardware to improve the connectivity, stability and reliability of these systems, which will help us continue to improve customer service. To further improve our productivity and efficiency, we are (1) expanding the warehouse automation system in our Chicago facility and evaluating the implementation of the warehouse automation systems in certain of our other facilities, (2) creating a centralized data warehouse to facilitate greater access to transactional information, (3) developing new electronic commerce tools for customer and vendor interfaces to offer better compatibility with various systems and (4) implementing IP telephony to reduce costs and allow for greater customer service flexibility.
Products and Suppliers
We have designated certain carbon and alloy, stainless and aluminum products as core product offerings under our bar and tubular product lines. We also offer certain plate and other products. Each of our service centers stocks a broad range of shapes and sizes of each of these products, as dictated by market demand, in an effort to be a market leader in all of the core product lines in its geographic area. We process most of the metal products we sell by cutting to length, burning, sawing, honing, shearing, trepanning, grinding, polishing and performing similar services on them, all to customer specifications. These processing services save our customers time, labor and expense, which helps them better manage their manufacturing costs. As part of our inventory management services, we schedule deliveries in the quantities and at the times required by just-in-time manufacturing processes employed by a growing number of leading manufacturing companies and provide our customers with an on-time product delivery guarantee. Our inventory management services also include special stocking programs and management of inventory levels for items specified by customers based on their forecasts.
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

The percentage of revenues generated from sales of material by product group for the fiscal years ended March 31, 2004, 2005 and 2006 is as follows.

	Year Ended March 31,
	2004	2005	2006
Bars:
Carbon and Alloy	37.4%	40.7%	39.4%
Stainless	11.7	11.0	11.6
Aluminum	8.1	7.0	7.5
Brass	1.4	1.4	1.6

Total	58.6	60.1	60.1

Tubing:
Carbon and Alloy	23.6	23.2	23.0
Stainless	2.8	2.2	2.0
Aluminum	2.7	2.1	1.9

Total	29.1	27.5	26.9

Plate:
Carbon and Alloy	3.2	3.6	3.4
Stainless	1.2	1.0	1.1
Aluminum	2.0	2.1	1.7

Total	6.4	6.7	6.2

Other	5.9	5.7	6.8

	100.0%	100.0%	100.0%

The majority of our procurement activities are conducted by a centralized merchandising office in our Chicago facility. Specialists in major product lines make the majority of inventory purchases on behalf of our service centers. This merchandising group develops and evaluates the working relationships with high-quality suppliers to ensure availability, quality and timely delivery of product. Because of this centralized coordination and the total volume of purchases we make, we are a recognized distributor for many major metals suppliers and believe that we are able to purchase our core products inventory at among the lowest unit cost available to North American metals service centers.
The majority of our inventory purchases are made by purchase order, and we have no significant supply contracts with periods in excess of one year. We are not dependent on any single supplier for any product or for a significant portion of our purchases. In fiscal 2006 no single supplier represented more than 8% of our total purchases. We purchased less than 13% of our inventory from foreign-based suppliers in fiscal 2006.
Customers and Markets
We provide metal products and value-added metal processing and inventory management services to over 35,000 customer locations throughout North America that do business in a wide variety of industries. No customer represented more than 3% of our revenues in fiscal 2006. During fiscal 2006 we processed approximately 9,000 sales transactions per business day, at an average sale price of approximately $787 per transaction. In addition, sales of material out of our stock inventory (referred to as “stock” sales) represented 91.7%, 93.5% and 93.7% of our revenues from the sale of metal products for fiscal 2004, 2005 and 2006, respectively. We believe our ability to support this high proportion of stock sales is critical in growing market share and maintaining higher gross margins than would otherwise be possible. The balance of revenues represents special customer requirements that we meet by arranging mill-direct sales and by making buy-outs from other distributors of inventory items we do not maintain as stock inventory. These non-stock sales generally have lower gross margins than stock sales, but provide a valuable customer service.

The following table provides the percentage of sales to domestic customers in the largest industries we serve for the fiscal years ended March 31, 2004, 2005 and 2006.

	Year Ended March 31,
	2004	2005	2006
General Machining	28.1%	29.3%	29.6%
Industrial Equipment	7.7	8.1	8.4
Transportation	7.5	6.7	6.1
Oil, Gas & Energy	5.8	4.8	6.0
Metals Service Centers & Wholesale Trade	6.1	6.3	5.9
Fluid Power	6.0	6.1	5.9
Fabricated Metal	5.7	6.0	5.2
Construction/Farm Equipment	5.1	5.5	5.3
Screw Machine Products	5.0	5.3	4.8
Power Transmission Equipment	3.7	3.8	3.8
All Other Industries	19.3	18.1	19.0

Total	100.0%	100.0%	100.0%

Most of our sales originate from individual purchase orders, with the pricing set at the time of the sale, and are not subject to ongoing sales contracts. When we enter into a fixed price arrangement, we typically enter into a corresponding supply arrangement with our supplier to cover the commitment to our customer. These corresponding supply arrangements limit the risk of fluctuating prices negatively impacting our margins on these fixed price arrangements and provide the customer with greater certainty as to timely delivery, price stability and continuity of supply, and sometimes satisfy particular processing or inventory management requirements. In addition, these arrangements have resulted in new customer relationships and increased sales volumes, but can have a lower gross margin than our ordinary sales.
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
Intellectual Property and Licenses
EMJ® and E-METALS® are registered trademarks, and our name is a registered service mark, in the United States and in other countries where we do or expect to do business. Other service marks, including hallmarks, logos, taglines or mottos, used to conduct business are or will be registered as necessary to protect our proprietary rights. We also own our Internet domain name, www.emjmetals.com. We consider certain information owned by us to be trade secrets, and we take measures to protect the confidentiality and control the disclosure of such information. We believe that these safeguards adequately protect our proprietary rights. While we consider all of our intellectual property rights as a whole to be important, we do not consider any single right to be essential to our operations.

Employees
As of March 31, 2006, EMJ employed 1,774 persons, of whom 1,122 were employed in warehouse operations or shipping, 370 were employed in sales and 282 served in executive, administrative or district office capacities. Three different unions represent approximately 33% of our employees from 14 locations. Our collective bargaining agreements expire on staggered dates between 2006 and 2010. We believe we have a good overall relationship with our employees and do not expect any significant issues to arise in connection with collective bargaining agreements in the near future.
Foreign Operations
Through our wholly-owned subsidiary, Earle M. Jorgensen (Canada) Inc., a Canadian limited liability company, we operate service centers located in Toronto, Montréal, Edmonton, North Bay and Quebec City. Revenues from our Canadian operations totaled $70.0 million in fiscal 2004, $109.5 million in fiscal 2005 and $129.7 million in fiscal 2006.
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
During fiscal years 2004 and 2005, expenditures totaling approximately $0.2 million per year were made in connection with monitoring and investigation activities at sites with contaminated soil and/or groundwater. During the fiscal year ended March 31, 2006, expenditures totaled approximately $79,000 with an accrual of $0.8 million remaining for future investigation activities related to the Forge (Seattle/Kent, WA) and Clinton Drive (Houston, TX) and other sites, as discussed below. We do not consider any other pending environmental matters material.
Forge (Seattle/Kent, WA). In November 1998, we paid the purchasers of our former Forge facility and an off-site disposal site $2.3 million pursuant to an arbitration award for liabilities related to the remediation of known contamination at the Forge facility. We continue to monitor the disposal site for environmental conditions in accordance with a consent decree issued by the Washington Department of Ecology. Annual costs associated with such monitoring are not significant, and we do not anticipate significant additional expenditures related to this matter.
The Forge property is located on the Lower Duwamish Waterway, which has been identified by the United States Environmental Protection Agency (the “EPA”), as a Superfund Site. Under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), owners or operators of facilities that have released hazardous substances to the environment may be liable for remediation costs and damages to natural resources caused by such releases. The EPA entered into an Administrative Order on Consent (“AOC”) with four major property owners with potential liability for cleanup of the Duwamish site that outline tasks required to be completed to further investigate the nature and extent of the contamination and cleanup alternatives. In November 2001, the current owners of the Forge property notified us of a potential claim for indemnification for any liability relating to contamination of the Duwamish site and requested that EMJ participate under a joint defense.
On July 10, 2003, we executed an AOC with the EPA under CERCLA, agreeing to investigate certain areas of the Forge facility to determine whether it has contributed to certain contamination of the Lower Duwamish Waterway. Of the initial estimate of $0.4 million to $0.5 million for the proposed work under the AOC, approximately $0.3 million has been spent as of March 31, 2006, substantially all of which was reimbursed to us by our insurance carrier. We expect the remaining accrued amount of approximately $0.2 million will be incurred during 2006 and 2007 for environmental investigation and remediation costs under the AOC. On April 15, 2003, we signed a funding and participation agreement with the current owners of the Forge property, which requires us to fund 85% of costs to be incurred in connection with the investigation activities to be performed under the AOC.
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

On December 9, 2004, we entered into an agreement with the buyer whereby we performed the following:
•	filed a voluntary clean-up application with the Texas Commission for Environmental Quality (“TCEQ”), that commits us to clean-up the soil and groundwater at the site for the benzene and chlorinated solvents to acceptable levels in accordance with TCEQ requirements;

•	funded an escrow account with $0.5 million to be available to complete required clean-up and subsequent monitoring activities; and

•	indemnified the buyer for pre-existing environmental issues on the site based on applicable TCEQ industrial/commercial standards.
We have accrued approximately $0.5 million as of March 31, 2006 for the estimated liability from this issue.
Available Information
We file annual, quarterly and current reports and other documents with the SEC under the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy information statements and other information regarding issuers, including our Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
We also make available free of charge on or through our Internet website (http://www.emjmetals.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Ethics for Senior Financial Officers, and, if applicable, amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Item 1A. Risk Factors
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
The metals service center industry is cyclical, impacted by both market demand and metals supply. Periods of economic slowdown or recession in the United States, Canada or other countries, or the public perception that these may occur, would decrease the demand for our products and adversely affect our pricing. For example, the general slowing of the economy in fiscal 2002 and fiscal 2003 adversely impacted our product sales and pricing. While we experienced significantly improved sales volumes and pricing in fiscal 2005 and fiscal 2006, this trend may not continue. Changing economic conditions could depress or delay demand for our products, which could adversely affect our revenues, gross profit and net income.

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
Because of our decentralized operating style, we depend on the efforts of our senior management, and key operating employees. We may not be able to retain these individuals or attract and retain additional qualified personnel when needed. Other than a retention agreement with our chief financial officer, we do not have employment agreements with any of our officers or employees in the United States, which may mean they may have less of an incentive to stay with us when presented with alternative employment opportunities. In addition, our senior management and key operating employees hold stock options that have vested and common stock in our retirement savings plan, all of which have been replaced by rights to Reliance common stock. These individuals may, therefore, be more likely to leave us if the shares of Reliance common stock significantly appreciate in value. The loss of any key officer or employee will require remaining officers and employees to direct immediate and substantial attention to seeking a replacement. Our inability to retain members of our senior management or key operating employees or to find adequate replacements for any departing key officer or employee on a timely basis could adversely affect our ability to operate and grow our business.
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
During fiscal 2006, our Chicago facility processed and shipped an average of 2,779 inventory line items per day, or approximately 24% of the line items shipped from all of our facilities during that period. Our Chicago facility serves its regional customers and also supplies products to all of our other service centers. Therefore, any disruption to our operations at this facility could adversely impact the performance of our other service centers and impair our ability to deliver products and services to our customers throughout the United States on a timely basis. Our operations at the Chicago facility could be disrupted in the event of:
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
We have entered into collective bargaining agreements with union locals at our facilities that expire on staggered dates between 2006 and 2010. A work stoppage at one of our facilities that lasts for a significant period of time could cause us to lose sales or to incur increased costs and could adversely affect our ability to meet customers’ needs.
We are subject to various environmental and employee safety and health regulations, which could subject us to significant liabilities and compliance expenditures.
We are subject to extensive federal, state and local environmental laws and regulations concerning air emissions, wastewater discharges, underground storage tanks and solid and hazardous waste disposal at or from our facilities. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health regulations are comprehensive, complex and frequently changing. Some of these laws and regulations are subject to varying and conflicting interpretations. We may be subject from time to time to administrative and/or judicial proceedings or investigations brought by private parties or governmental agencies with respect to environmental matters and employee safety and health issues. For example, there are currently remediation and/or investigation activities at certain former facilities where soil and/or groundwater contamination is present, and we have been notified of a potential claim relating to possible off-site contamination of river sediments from one of these facilities, which is our former Forge facility located in Seattle, Washington. At March 31, 2006, we had accrued approximately $0.2 million with respect to the Forge facility for expected environmental investigation and remediation costs in fiscal 2006, and we have also accrued $0.5 million for clean-up and monitoring activities we have agreed to undertake at our former facility at Clinton Drive in Houston, Texas. These amounts may not be sufficient to cover our costs or other costs or liabilities that may arise in the future.
We do not carry specific environmental insurance coverage. Proceedings and investigations with respect to environmental matters and any employee safety and health issues could result in substantial costs to us, divert our management’s attention and result in significant liabilities, fines or the suspension or interruption of our service center activities. Some of our current properties are located in industrial areas with histories of heavy industrial use. The location of these properties may require us to incur expenditures and to establish environmental liabilities for costs that arise from causes other than our operations. Future events, such as changes in existing laws and regulations or their enforcement, new laws and regulations or the discovery of conditions not currently known to us, could create material compliance or remedial liabilities and costs which may constrain our operations or make such operations more costly.
We are currently engaged in discussions with the parties with respect to EPA’s letter with respect to the allocation of responsibility for remedial action of a portion of the Duwamish Waterway. Because the Duwamish site is still being investigated and clean up alternatives and responsibility for clean up are still being evaluated, we cannot determine what ultimate liability we may have relating to this matter.
Our operating results have fluctuated, and are expected to continue fluctuating, depending on the season, and such fluctuations may adversely affect our revenues, gross profit and net income.
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
Risks Relating to Our Indebtedness
We may not be able to generate sufficient cash flow to meet our debt service obligations.
Our annual debt service obligations are primarily limited to interest payments on our 9 3/4% senior secured notes, our intercompany credit facility, and our industrial revenue bond and principal payments on our industrial revenue bond and our intercompany credit facility. The principal payments on our outstanding industrial revenue bond are approximately $0.7 million in fiscal 2007, $0.7 million in fiscal

2008 and $1.4 million in the aggregate thereafter through fiscal 2010. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. For example, we may not generate sufficient cash flow from operations to repay our 9 3/4% senior secured notes when they mature in fiscal 2013. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we expect to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to consummate any such transaction at all or on a timely basis or on terms and for proceeds that are acceptable to us. Furthermore, these transactions may not be permitted under the terms of our various debt instruments, or the debt instruments of Reliance, then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to timely refinance our obligations on acceptable terms, could adversely affect our ability to serve our customers and could cause us to discontinue our operations as planned. Our ability to refinance our 9 3/4% senior secured notes or seek additional financing could be impaired.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently maintain 40 strategically located service centers, including two plate processing centers and one tubular honing center. Of these service centers, 35 are located in various cities throughout the United States and five are located in Canada. We are headquartered in Lynwood, California. Our facilities generally are capable of being utilized at higher capacities than they are currently being utilized, if necessary. They operate at about 57% of capacity based upon a 24-hour, seven-day week. Most of the Company’s leased facilities have initial terms of more than one year and include renewal options. While some of the lease expirations are as early as 2006, continuing through as far as 2012, most include an option to purchase or renew, and we do not believe that we will have difficulty renewing such leases or finding alternative sites. Our 9 3/4% senior secured notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property.
Set forth below is a table summarizing certain information with respect to our 40 service centers.

	Owned(O)	Size
Country/City/State	Leased (L)	(Sq. Ft.)
United States:
Birmingham, Alabama (a)	O	80,000
Phoenix, Arizona	O	72,200
Little Rock, Arkansas	L	27,700
Hayward, California	O	91,000
Los Angeles, California (a distribution center and a plate processing center)(b)	O	319,400
Denver, Colorado	L	77,400
Hartford, Connecticut	L	33,400
Orlando, Florida (a)	L	29,700
Chicago, Illinois(c)	O	603,700
Indianapolis, Indiana	O	225,000
Eldridge, Iowa	L	140,500
Boston, Massachusetts	O	63,500
Detroit, Michigan (a)	L	28,700
Minneapolis, Minnesota	O	169,200
Kansas City, Missouri	L	147,000
St. Louis, Missouri	L	108,100
Rochester, New York (a)	L	31,500
Charlotte, North Carolina	O	175,300
Cincinnati, Ohio	L	125,200
Cleveland, Ohio	O	200,200
Cleveland, Ohio	O	137,800
Tulsa, Oklahoma (a distribution center and tubular honing center)	O	148,500
Portland, Oregon	L	33,800
Philadelphia, Pennsylvania	L	27,200
Wrightsville, Pennsylvania	L	124,500
Memphis, Tennessee	L	56,500

	Owned(O)	Size
Country/City/State	Leased (L)	(Sq. Ft.)
Dallas, Texas	O	132,800
Houston, Texas	O	95,200
Houston, Texas — Trepanning	L	16,500
Lafayette, LA (a)	O	65,000
Salt Lake City, Utah (a)	L	25,400
Seattle, Washington	L	83,600
Spokane, Washington (a)	L	15,200

Canada:
Edmonton, Alberta	L	25,800
North Bay, Ontario (a)	L	10,000
Toronto, Ontario	L	91,790
Quebec City, Quebec (a)	L	20,000
Montreal, Quebec	L	82,700

(a)	Satellite operations.

(b)	Corporate headquarters is located at this facility.

(c)	Our Chicago facility supplies products to all of our other service centers.
Item 3. Legal Proceedings
U.S. Department of Labor. On March 8, 2002, the U.S. Department of Labor (the “DOL”) sued EMJ, Holding, the EMJ stock bonus plan and former members of Holding’s benefits committee in the federal district court for the Central District of California. The DOL claimed that the valuations of Holding common stock used to make annual contributions to the EMJ stock bonus plan in each of the years 1994 through 2000 contained significant errors that resulted in the Holding common stock being overvalued, and that the failure of the members of the benefits committee to detect and correct the errors was a breach of their fiduciary duty under the Employment Retirement Income Security Act of 1974 (“ERISA”). As a result of the alleged overvaluations, the DOL contended that the contributions to our stock bonus plan were prohibited transactions under ERISA. EMJ, Holding and members of the benefits committee defended the suit vigorously and ultimately settled the suit via a consent order and release executed with the DOL on January 27, 2003. The key provisions of the agreement were as follows: (1) EMJ was prohibited from making further Holding common stock contributions to the stock bonus plan until the stock was publicly traded; (2) EMJ was required to continue to obtain annual appraisals of Holding stock using methodology consistent with prior appraisals, and use that appraised value as the purchase price for repurchases of common stock as was done in the past; and (3) if the annual appraisal of Holding common stock was less than $4.25 per share, EMJ was required to pay a floor price of $4.25 per share in connection with the repurchase of common stock from departing employees for shares that were originally contributed to the stock bonus plan for the plan years 1994 through 2000.
In August 2004, Holding and the benefits committee submitted a proposal to amend the consent order to change the methodology used in preparing annual valuations for our stock bonus plan and to make a special contribution of additional shares of Holding common stock with respect to the shares of Holding common stock held by the stock bonus plan. This contribution (which was to be converted into a contribution of EMJ common stock upon consummation of the financial restructuring) would offset the adverse effect on participants in the stock bonus plan, because the change in methodology would cause a significant decrease in the appraised value of the Holding common stock. The DOL approved the amendment, the amended consent order was executed by Holding, the benefits committee and the DOL, and on January 3, 2005, the amended consent order was entered by the district court and became effective.
Holding authorized a special contribution of additional shares of Holding common stock or common stock equivalents to (1) the stock bonus plan, (2) the supplemental stock bonus plan and (3) a cash bonus plan consisting of 1.0817 shares of Holding common stock or its equivalent with respect to each share of Holding common stock held in the stock bonus plan. This amount is equal to (a) the difference between the appraised value as of March 31, 2004 using the old methodology and the appraised value as of March 31, 2004 using the new methodology, divided by (b) the appraised value as of March 31, 2004 using the new methodology, adjusted for the dilutive effect of such contribution. After giving effect to the special contribution, the stock bonus plan participants holding Holding common stock continued to have shares of Holding common stock with the same aggregate value, notwithstanding the change in valuation methodology which otherwise would have had the effect of reducing the aggregate value of their equity interests. As of March 31, 2005 there were 2,454,119 shares of Holding common stock in the stock bonus plan of which 2,263,089 shares of Holding common stock were allocated to the accounts of participants who are still Company employees and are eligible to receive the special contribution in the form of common stock contributed to the stock bonus plan. The special contribution consisted of up to 2,447,984 shares of Holding common stock or its equivalent and cash bonuses paid through a special purpose cash bonus plan of approximately $1,146,000 in the aggregate to participants who are no longer employed by EMJ. EMJ charged approximately $25,626,000 in the aggregate to expenses in fiscal 2005, with respect to the commitment to make the special contribution in December 2004.

To ensure compliance with the Internal Revenue Code and ERISA requirements, the first contribution was made after the completion of the stock bonus plan year ended March 31, 2005. Due to certain Internal Revenue Service rules limiting the amount of contributions that can be made in a single year, the contributions will be made over two years, and affected participants who are no longer employed by the Company will receive the program benefits in cash payments outside the stock bonus plan. Other Internal Revenue Service rules limit contributions that discriminate in favor of highly compensated employees. Holding adopted an amendment to the stock bonus plan to provide for stock contributions for the stock bonus plan years ending March 31, 2005 and March 31, 2006. To the extent legally permissible, each participant would receive the special contribution of 1.0817 additional shares of Holding common stock for each share of Holding common stock which remained in their account as of the date of the amended consent order in two contributions. To the extent participants do not receive their full allocation under the stock bonus plan over the two years, the program benefits will be provided under a cash bonus plan or through credits of units under a phantom stock plan called the supplemental stock bonus plan. The program has been designed to ensure that participants receive the equivalent value of their allocation of the special contribution determined as of the date of the amended consent order, whether or not they continue to be employed by us or continue to be a stock bonus plan participant.
Upon consummation of the merger and financial restructuring and the public offering in April 2005, EMJ assumed Holding’s obligations under all aspects of the program and the stock contributions were to be made in EMJ common stock. On June 27, 2005, EMJ filed a registration statement on form S-8 covering the shares of common stock reserved for the special contribution. On July 8, 2005, EMJ made the first installment of the common stock contribution and issued 1,720,000 shares of EMJ common stock to the stock bonus plan. At March 31, 2006, our remaining obligation consisted of approximately 723,000 shares of our common stock. Additionally, the fiscal 2006 mark-to-market adjustment for these shares was an expense of $0.6 million.
Effective August 1, 2005, the Earle M. Jorgensen Capital Accumulation Plan (“ECAP”) was merged into the stock bonus plan to form a combined retirement savings plan that was registered with the SEC on a Form S-8. Upon consummation of the Merger in April 2006, Reliance assumed EMJ’s liabilities under the amended consent order, and Reliance common stock will be issued for the second installment. As of March 31, 2006, we had an accrual of approximately $10,955,000 with respect to the commitment to make the special contribution. We expect to complete the second installment by Reliance contributing Reliance common stock, in the quarter ended June 30, 2006.
Champagne Metals. On April 22, 2002, Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, brought suit against us and six other metals service centers in the federal District Court for the Western District of Oklahoma. Champagne Metals alleged that we had conspired with the other metals service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor in violation of federal and state antitrust laws and that such conspiracy further constituted tortious interference with business and contractual relations. Champagne Metals sought treble damages on its antitrust claims and punitive damages in addition to actual damages. EMJ and the other defendants filed motions for summary judgment, and on June 15, 2004, the federal District Court for the Western District of Oklahoma entered an order granting the motions for summary judgment of each of the defendants including EMJ and dismissed the case. Champagne Metals has appealed the judgment. The 10th Circuit Court of Appeals Mandatory Settlement and Procedural Matters Conference occurred on September 17, 2004, without anything substantive taking place. On November 5, 2004, the plaintiff filed and served its Appellant’s Brief on Appeal. Defendants’ Responsive Brief on Appeal was filed on December 22, 2004, and plaintiff filed Appellant’s Reply Brief on January 19, 2005. Oral argument was held on September 15, 2005, and there has been no further response from the court.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable .

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price and Holders. EMJ completed an initial public offering of 17,600,000 shares of our common stock on April 20, 2005. All of the shares were sold and our common stock began trading on The New York Stock Exchange on April 15, 2005, under the ticker symbol “JOR.” On April 3, 2006 EMJ merged with and into the Company, and EMJ’s common stock was delisted. As of June 26, 2006, Reliance is the only registered holder of our common stock.
The following table sets forth, for the periods indicated, the high and low reported closing sales prices of our Common Stock.

FISCAL YEAR ENDED MARCH 31, 2006	HIGH	LOW
First Quarter	$9.20	$6.70
Second Quarter	10.69	8.05
Third Quarter	10.11	8.24
Fourth Quarter	15.15	9.80
Dividends. At March 31, 2005, EMJ had 128 shares of common stock outstanding, all of which were owned by Holding and for which there was no established public trading market. EMJ never paid a stock dividend since its formation on May 3, 1990. Prior to becoming a public company, EMJ paid cash dividends to Holding in connection with the repurchase of its capital stock from employees of EMJ whose employment had terminated, which Holding was required to do under the terms of Holding’s stockholders agreement (which terminated upon consummation of the April 2005 financial restructuring and public offering) and the stock bonus plan, and redemption of stock options from Mr. Nelson, our former chief executive officer, and a terminated employee. EMJ did not pay any cash dividends as a public company.
We plan to retain future earnings to finance the development and growth of our business and that of Reliance’s business. The indenture for our 9 3/4% senior secured notes limits our ability to pay dividends. Any future determination as to the payment of dividends will be restricted by these limitations, will be at the discretion of our Board of Directors and will depend on our financial condition, capital requirements, earnings, any other contractual restrictions and other factors our Board of Directors considers relevant.
Item 6. Selected Financial Data
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements of the Company, and the notes related thereto appearing elsewhere in this Annual Report on Form 10-K. This discussion, including estimates and expectations under “—Overview,” contains forward-looking statements that are based on a number of expectations and assumptions with respect to industry performance, general business, general economic conditions and other matters and involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including the risks discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Forward-Looking Statements.” EMJ’s fiscal year ended March 31, 2006 but our fiscal year now corresponds with Reliance and ends December 31 of each year.
Overview
We are a leading distributor of metal bar and tubular products used in North American manufacturing processes and have been in business for over 80 years. We stock approximately 25,000 different metal products in various quantities from primary producers, including a broad mix of carbon, alloy and stainless steel and aluminum bar, tubular and plate products. We sell these metal products in smaller quantities to over 35,000 customer locations spanning various industries, including machine tools, industrial equipment, transportation, fluid power, oil, gas and energy, fabricated metal, and construction and agricultural equipment. We distribute our broad range of metal products and provide our customers value-added metal processing and inventory management services from our distribution network of 40 strategically located service and processing centers in the United States and Canada.
The metals service center industry is affected by market demand and metals supply. The most advantageous business conditions for the leading metals service centers in North America that have strong supply relationships with metals producers occur when domestic demand is strong and worldwide supply is limited. After many quarters of weak industrial economic conditions in the United States, the metals service center industry began to experience growth in sales volume and increases in prices during the last calendar quarter of 2003. This growth, which continued throughout 2004, 2005 and fiscal 2006, has been due to growing demand for metal products in North America and emerging countries, led by China. This significant increase in demand has changed the balance of supply and demand for metal products, which has correspondingly increased prices and reduced the supply of metals. Another factor currently affecting metal prices and availability in North America is favorable exchange rates that are helping end-users that export their finished products and hurting the supply of traditionally less expensive foreign raw material coming to North America. During fiscal 2006 our gross margin percentage decreased slightly compared to fiscal 2005, primarily due to continued competitive pressure and an overall increase in inventory availability in the market. We account for inventory on a last-in-first-out (LIFO) basis and record a LIFO adjustment each quarter based on the anticipated reserve required at March 31 of each fiscal year. Our LIFO charges for fiscal 2005 and 2006 were $74.2 million and $11.9 million, respectively.
We believe that the metals service center industry will continue to increase its role as a valuable intermediary between primary metals producers and end-users, principally as a result of (1) the metals producers’ efforts to increase sales to larger volume purchasers in order to increase production efficiency and (2) increased demand by end-users for value-added services in order to reduce their costs and capital expenditures associated with the production process. We also believe that customer demand will continue to be strong and that the availability of certain steel and aluminum will remain tight in the near future. While the tight supply of steel and aluminum could disrupt our ability to meet our customers’ material requirements, we believe that our extensive inventory of core products, excellent customer service, excellent supplier relationships, broad network of facilities, proprietary technology, automated warehouse system and experienced management team have differentiated, and will continue to differentiate us from our competitors in the marketplace.
Recent Developments
On April 3, 2006, we completed the Agreement and Plan of Merger, dated as of January 17, 2006, with Reliance Steel & Aluminum Co. (“Reliance”). In conjunction with the Agreement and Plan of Merger, EMJ was merged with and into a wholly-owned subsidiary of Reliance, which assumed EMJ’s debt, in exchange for merger consideration consisting of $6.50 in cash and 0.0892 of a share of Reliance common stock, based upon the average trading price per share of Reliance common stock on the New York Stock Exchange during the 20 trading day period ending with and including the second trading day prior to completion of the merger. The transaction was valued at approximately $984.0 million with a per share cash and stock consideration valued at $14.21 based on the average closing price of Reliance common stock of $86.43 for the 20-day trading period.

Revenues
We derive substantially all of our revenues from the sale and processing of metal products. The pricing for most of our sales, which varies substantially across product lines, is set at the time of the sale.
Cost of Sales
Our cost of sales consists of the costs we pay for metals and related inbound freight charges. We account for inventory on a LIFO basis. We calculate LIFO adjustments as of March 31 of each fiscal year. Interim estimates of the charge or credit are determined based on inflationary or deflationary purchase cost trends and inventory levels. During periods of extreme fluctuations in the inflation or deflation of inventory average costs, interim LIFO estimates may not fully account for the ultimate charge or credit for our fiscal years ended March 31.
Gross Profit
Historically, we have attempted to maintain our gross profit margins by increasing our prices as the cost of our materials increased. As a result, if prices increase and we are successful in maintaining the same gross profit margin, we generate more gross profit dollars. Conversely, if prices decline and we are not successful in maintaining the same gross profit margin, we will typically generate fewer gross profit dollars. Our average selling price in fiscal 2006 increased 5.3% from fiscal 2005.
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
Company Owned Life Insurance
We are the owner and beneficiary of life insurance policies on (1) all former non-union employees of a predecessor company, including certain current employees of the Company, and (2) key man life insurance policies on certain current and former executives of the Company and predecessor companies. Cash surrender value of the life insurance policies, which was $42.0 million, net of borrowings as of March 31, 2006 (against which we have borrowed $223.1 million), increases by a portion of the amount of premiums paid and by dividend income earned under the policies. As specified in the terms of most of the insurance policies, the rates for dividends payable on the policies correspondingly increase when borrowings are outstanding under the policies. This increase in dividends is greater than the increase in the associated interest expense we incur in connection with borrowing against the cash surrender value of the policies due to interest rates of 11.76% compared to the dividend rate of 11.26%. Dividend income earned under the policies was $21.1 million in fiscal 2006, and $22.2 million in fiscal 2005, and is reported as an offset to general and administrative expenses in our consolidated statements of operations. Interest expense incurred on borrowings was $24.5 million in fiscal 2006, and $22.4 million in fiscal 2005.
Segment
We operate in one reportable segment—the metals service center industry—through our network of 40 service and processing centers strategically located throughout North America, including five service centers in Canada.
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
Allowances for Doubtful Accounts
Accounts receivable consist primarily of amounts due to us from our normal business activities. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. We develop estimates by using formulas or standard quantitative measures based on accounts aging, historical losses (adjusted for current economic conditions) and, in some cases, evaluating specific customer accounts for risk of loss. We assess our allowances for doubtful accounts on a quarterly basis. Our provision for estimated losses and our write-offs for doubtful accounts recorded during each of the fiscal years ended March 31, 2005 and 2006 were less than 0.2% of each fiscal year’s revenues. However, significant changes in conditions in specific markets that we serve that result in the deterioration of the financial condition of our customers in those markets and, therefore, negatively impact those customers’ ability to make payments to us, could require an increase in our allowances or cause our allowances to be insufficient to cover actual write-offs.
Inventory
Substantially all inventories are held for sale at our service center locations and are valued at the lower of cost (using the last-in, first-out (“LIFO”) method) or market. Any reduction of inventory quantities that liquidates LIFO inventories carried at costs lower or higher than costs prevailing in prior years may have a significant effect on our gross profit.
Inventory Reserves
Inventories largely consist of raw material purchased in bulk quantities from various mill suppliers to be sold to our customers. An allowance for excess inventory is maintained to reflect the expected unsaleability of specific inventory items based on condition, recent sales activity and projected market demand. This allowance represented less than 2% of our total inventory as of March 31, 2005 and 2006.
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
During the third quarter ended December 31, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, under the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. In accordance with SFAS No. 123, we estimated the fair value of options using an option-pricing model that takes into account assumptions such as the dividend yield, the risk-free interest rate, and the expected life of the options. The dividend yield is excluded from the calculation, as it was our intention to retain all future earnings.
Pension and Other Post-Retirement Benefits
We develop our pension and other post-retirement benefit costs and credits from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and other post-retirement benefit costs or credits may occur in the future due to changes in the assumptions, as well as due to fluctuations in our related headcount. We will be annually monitoring the amount to ensure it is keeping the plan well funded, including taking into account future union negotiations and actual investment performance.
Insurance Reserves
For workers’ compensation, general liability, vehicle liability and, to a certain extent, health care insurance, we are effectively self-insured. We use third-party administrators to process all such claims. Our third-party administrators use claims for workers’ compensation, along with other factors, to establish reserves required to cover our workers’ compensation liability. We also maintain reserves to cover expected medical claims to be paid subsequent to the end of a plan year or upon termination of the plan. Our management reviews our reserves associated with the exposure to these self-insured liabilities for adequacy at the end of each reporting period.

Incentive Compensation
Management incentive plans are tied to various financial performance metrics. Bonus accruals made throughout the year are based on management’s best estimate of the achievement of the specific performance goals. We make adjustments to the accruals on a quarterly basis as forecasts of financial performance are updated. At year-end, we adjust the accruals to reflect the actual results achieved.
Contingencies
We are subject to proceedings, lawsuits and other claims related to environmental, labor, and product liability as well as other matters. We assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. We make a determination of the amount of reserves required, if any, for these contingencies after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.
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
Effective April 3, 2006, certain of the Company’s above noted critical accounting policies will change due to new compliance and conformity standards resulting from the merger.
Results of Operation
The following table sets forth certain of our consolidated statement of operations data. The historical financial data for the fiscal years ended March 31, 2005 and 2006 are derived from the historical financial statements included elsewhere herein.

	Year Ended March 31,
	2005	%	2006	%
	(Dollars in thousands)
Statement of Operations Data:
Revenues	$1,608,890	100.0%	$1,789,776	100.0%
Gross profit	424,019	26.4	460,924	25.8
Operating expenses	289,318	18.0	282,292	15.8
Operating profit	134,701	8.4	178,632	10.0
Net interest expense	75,760	4.7	56,365	3.1
Net income	97,503	6.1	76,300	4.3
Results of Operations — Year ended March 31, 2006 compared to year ended March 31, 2005
Revenues. Revenues for fiscal 2006 increased 11.2% to $1,789.8 million, from $1,608.9 million in fiscal 2005, reflecting a 5.3% increase in average selling prices, when compared to fiscal 2005. Volume for fiscal 2006 was approximately 814,000 tons, compared to approximately 770,000 tons in fiscal 2005. The increase was due to stronger demand for products sold to customers in certain industries we serve, including general machining, oil, gas and energy and industrial equipment, partially offset by a decline in demand from customers in screw machine products, transportation and fabricated metals.

Gross Profit. Gross profit for fiscal 2006 increased 8.7% to $460.9 million, from $424.0 million in fiscal 2005, while gross margins were 25.8% and 26.4%, respectively. Our gross margins decreased for fiscal 2006, primarily during the second and third quarters due to continued competitive pressures coupled with an overall increase in inventory availability in the market. Gross profit increased primarily due to a 5.7% increase in tons shipped and a 5.3% increase in average selling price. Modest inflationary price increases in a broad cross section of our products were reflected in our increased cost of metals resulting in a charge to cost of sales, to value inventory on a LIFO basis, of $11.9 million in fiscal 2006, compared to $74.2 million in fiscal 2005.
Expenses. Total operating expenses for fiscal 2006 decreased 2.4% to $282.3 million, from $289.3 million for fiscal 2005. As a percentage of revenues, operating expenses improved to 15.8% in fiscal 2006 compared to 18.0% for fiscal 2005. Operating expenses in fiscal 2006 decreased $7.0 million, or 2.4%, primarily due to reduced general and administrative expenses, and to a lesser extent, lower selling costs, offset by higher warehouse and delivery costs. General and administrative expenses in fiscal 2006 decreased compared to fiscal 2005, primarily due to fiscal 2005 including a $25.6 million non-cash charge for our stock obligation to the retirement savings plan, a $6.3 million termination fee paid to Kelso & Companies (“Kelso”) in connection with an amendment to our financial advisory agreement with Kelso, the $3.5 million performance bonus paid to our former chief executive officer, all of which were offset by an $8.5 million IPO cash bonus paid in April 2005, a $1.6 million write-off of unamortized fees related to the termination of our $300 million revolving credit facility with Deutsche Bank upon the acquisition of EMJ by Reliance, and approximately $5.0 million of additional costs related to the acquisition for a net decrease of $20.3 million in fiscal 2006 compared to 2005. In addition, the increases in operating expenses for fiscal 2006 generally reflect the changes in variable expenses impacted by higher tons shipped, rising prices for freight and fuel, higher compensation and benefit costs, and costs associated with the four new facilities opened in fiscal 2006.
Warehouse and delivery expenses for fiscal 2006 increased 8.3% to $169.6 million, from $156.6 million for fiscal 2005. As a percentage of revenues, warehouse and delivery expenses improved to 9.5% in fiscal 2006, compared to 9.7% in fiscal 2005. The increase in these expenses resulted primarily from higher freight and fuel prices, increased materials and packaging supplies due to the increase in sales volume, and increased costs related to the addition of four new facilities in fiscal 2006.
Selling expenses for fiscal 2006 decreased 7.2% to $42.6 million, from $45.9 million in fiscal 2005, and decreased as a percentage of revenues to 2.4% in fiscal 2006 from 2.9% in fiscal 2005. The decrease in selling expenses resulted primarily from lower sales incentives for both inside and outside sales personnel.
General and administrative expenses for fiscal 2006 decreased 19.2% to $70.1 million, from $86.8 million in fiscal 2005. General and administrative expenses were 3.9% of revenues in fiscal 2006 and 5.4% of revenues in fiscal 2005. The decrease in general and administrative expenses in fiscal 2006 compared to fiscal 2005 is discussed above.
Our general and administrative expenses for fiscal 2006 have been offset by net $21.5 million related to our Company Owned Life Insurance program (“COLI”), consistent with the offset in fiscal 2005. The benefit in fiscal 2006 is the result of the (1) policies dividend growth of $21.1 million, (2) premium expense of $4.2 million and (3) death proceeds of $4.6 million. Offsetting the $21.5 million benefit is $24.5 million of additional interest expense related to outstanding borrowing on the policies, which is included in the line item net interest expense. The net impact of our COLI in fiscal 2006 was a decrease in pre-tax income of approximately $3.0 million, compared to $0.9 million in fiscal 2005.
Net Interest Expense. Net interest expense was $56.4 million during fiscal 2006 and $75.8 million in fiscal 2005. These amounts include interest related to our long-term debt and borrowings against the cash surrender value of COLI policies we maintain, and the amortization and write off of debt issue costs ($2.9 million in fiscal 2006 and $1.8 million in fiscal 2005). Net interest expense for fiscal 2006 and 2005 included $0 and $21.4 million, respectively, of interest expense relating to the Variable Rate Senior Notes (“Holding Notes”). The decrease in interest expense in fiscal 2006 was primarily because the Holding Notes were paid in full in connection with the merger and financial restructuring in April 2005.
During fiscal 2006, our average outstanding indebtedness (excluding borrowings against the cash surrender value of our COLI policies and the Holding Notes) was $304.2 million versus $362.7 million during fiscal 2005. The weighted average interest rate on such indebtedness during fiscal 2006 was 9.1% versus 8.1% during fiscal 2005. The average borrowings under our domestic credit facility in fiscal 2006 decreased to $50.7 million from $107.7 million in fiscal 2005, and the average interest rate was 6.5% for fiscal 2006 compared to 4.6% in fiscal 2005.
The outstanding borrowings against the cash surrender value of our COLI policies were $223.1 million at March 31, 2006 and $203.9 million at March 31, 2005, and the total interest expense on these borrowings increased to $24.5 million during fiscal 2006, compared to $22.4 million in fiscal 2005. These increases resulted primarily from additional borrowings of $22.9 million against the increased cash surrender value of our COLI policies in fiscal 2006 to pay annual premiums on the policies and to pay interest on previous borrowings, as described under “—Liquidity and Capital Resources” below.

Income Taxes. We recorded a $46.0 million income tax expense in fiscal 2006 reflecting an effective tax rate of 37.6%, compared to an income tax benefit of $38.6 million in fiscal 2005. During fiscal 2006 we returned to a normalized tax rate as a result of the April 2005 financial restructuring and recent operating performance. The increase in the effective tax rate in fiscal 2006 was primarily due to the prior year tax provision including a benefit due to the reduction of the deferred tax asset valuation allowance, mainly attributable to the payment of the high-yield debt interest on the Holding Notes and utilization of our net operating losses in fiscal 2005. The deferred tax asset valuation reserve was established in prior years due to the uncertainty of our ability to realize our net operating losses. As a result of paying the interest on the Holding Notes and our strong operating results, we have concluded that it is more likely than not that our net deferred tax assets will be realized and that a valuation allowance against our NOL’s is no longer required.
Liquidity and Capital Resources
Working Capital. Working capital increased to $236.0 million at March 31, 2006, from $185.8 million at March 31, 2005. The increase was attributable to an increase in accounts receivables of $16.3 million due to increased sales volume in the fourth quarter of fiscal 2006 when compared to the same period in fiscal 2005, a $40.4 million increase in our cash balance due to increased profitability in fiscal 2006 when compared to fiscal 2005 and a reduction in our accrued liabilities.
Our primary sources of cash in fiscal 2006 consisted of funds provided by operations of $90.3 million and proceeds of $3.8 million from the redemption of life insurance policies. Our primary uses of cash in fiscal 2006 consisted of (1) capital expenditures of $32.7 million, (2) investments in inventory of $12.0 million, exclusive of the change in our LIFO reserve of $11.9 million, (3) a $17.7 million increase in net accounts receivables and (4) the repayment of $16.9 million of our revolving credit facility.
Capital Expenditures. Capital expenditures were $32.7 million in fiscal 2006, and $23.0 million in fiscal 2005. Capital expenditures for fiscal 2006 included $6.6 million for the purchase of our facility in Hayward, California that was previously leased, $5.3 million for facility expansions in Toronto, Ontario, Canada, Kansas City, Missouri, and Houston, Texas, and relocation of our facility within Portland, Oregon. In addition, $4.1 million was expended for new satellite facilities in Quebec, Canada, Hartford, Connecticut, Lafayette, Louisiana and Spokane, Washington, along with $3.6 million for the expansion of the Kasto material handling system in Chicago, Illinois. Additionally, $12.2 million was spent on routine replacements of machinery and equipment, facility improvements and $0.9 million was spent on further enhancements to our information systems.
Sources of Liquidity. Concurrent with the completion of the acquisition of EMJ by Reliance, effective April 3, 2006, EMJ terminated its amended and restated domestic credit facility (as amended on March 31, 2005), which allowed for a maximum borrowing of $300 million under a revolving credit facility with Deutsche Bank. Going forward our primary sources of liquidity will consist of an intercompany credit facility with Reliance providing for maximum borrowings up to the lesser of (i) $80 million and (ii) such amount as may be permitted from time to time under Reliance’s credit facility. The facility also provides for letters of credit or guaranties of up to $20 million (as part of, and not in addition to, the $80 million referred to above). Other sources of liquidity consist of cash and cash equivalents of approximately $60.4 million, available borrowings of approximately $12.8 million against the COLI policies we maintain and internally generated funds. See additional discussion under “– Off Balance Sheet Arrangements” below.
Canadian Subsidiary Liquidity. Effective December 13, 2005 our Canadian subsidiary amended its existing credit facilities to increase its revolving and term financial facility to have funds of up to C$22.0 million, consisting of a revolving credit facility of C$12.0 million, a term facility of C$10.0 million to be used for hedging foreign currency and rate fluctuations, including a credit facility of C$0.4 million ($0.3 million) for a letter of guarantee in connection with a lease for our facility in Toronto, Ontario. There were no amounts outstanding under our term financial instrument facility as of March 31, 2006.
COLI Policies. As of March 31, 2006, we had borrowed $223.1 million against the cash surrender value of the COLI policies that we own. These life insurance policy loans are non-recourse and bear interest at a rate 0.5% greater than the dividend income rate on the policies. As of March 31, 2006, there was approximately $42.0 million of cash surrender value in all life insurance policies we maintain, net of borrowings.
Senior Secured Notes. As of March 31, 2006, we had $250.0 million in aggregate principal amount of 9 3/4% senior secured notes outstanding, with interest payable semi-annually on June 1 and December 1. Our notes are secured by a first priority lien (subject to permitted liens) on substantially all of our current and future acquired unencumbered real property, plant and equipment. We will not be required to make any principal payments on our senior secured notes until their maturity in fiscal 2013, unless we exercise our call right on June 1, 2007, whereby we can repurchase the notes at 104.875% of face value. The indenture under which our senior secured notes are issued contains covenants that limit our ability to incur additional debt, pay dividends and make distributions, make certain investments, transfer and sell assets, create certain liens in favor of other entities, engage in sale-leaseback transactions, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets.
In May 2006, $5,000 of our outstanding 9 3/4 % senior secured notes were redeemed at 101% of their face value pursuant to a Change of Control Offer made as a result of the Merger. Upon completion of the Merger, the Company assumed all of EMJ’s liabilities under these notes.
Future Needs. Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of repayment of amounts outstanding, as permitted, under our intercompany credit facility with Reliance, interest payments on our 9 3/4% senior secured notes, capital expenditures and principal and interest payments on our industrial revenue bond.
We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated short-term and long-term operating cash requirements, including debt service payments on our intercompany credit facility with Reliance, as permitted, and our 9 3/4% senior secured notes prior to their scheduled maturities in fiscal 2010 and fiscal 2013, respectively. We may need to replace or to refinance all or a portion of our 9 3/4% senior secured notes prior to their maturity. If we are unable to satisfy our debt obligations or to timely refinance or replace our debt, we may need to sell assets, reduce or delay capital investments or raise additional capital to be able to effectively operate our business.
Contractual Obligations
The following table summarizes our contractual cash obligations as of March 31, 2006. Certain of these contractual obligations are reflected on our consolidated balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States.

	Payments Due By Period
		Less than One	One to Three	Three to Five	More Than Five
	Total	Year	Years	Years	Years
Long-Term Debt Obligations (a)	$252,870	$715	$1,430	$725	$250,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (b)	99,340	15,799	24,292	16,932	42,317
Purchase Obligations	—	—	—	—	—
Other Long-Term	—	—	—	—	—
Liabilities Reflected on the
Balance Sheet under
GAAP(c)(d)	23,578	6,626	8,379	2,450	6,123

Total	$375,788	$23,140	$34,101	$20,107	$298,440

(a)	Amounts include principal payments only. See Note 5 of the Consolidated Financial Statements for information regarding interest rates and payment dates.

(b)	Excludes cumulative sublease income of $6,355, consisting of $828; $1,685; $1,737 and $2,105 for the above periods, respectively.

(c)	Includes estimated annual payments based on prior years trended amounts for post-retirement benefits and estimated annual payments of $1,000 over five years to meet ERISA minimum pension funding requirements beginning in fiscal 2007.

(d)	Includes total special contribution to our stock bonus plan of $10,955, consisting of $5,301, and $5,654 for the above periods, respectively.

Off-Balance Sheet Arrangements
EMJ and The Bank of New York Trust Company, N.A. (as successor Trustee to The Bank of New York) (the “Trustee”) are parties to an Indenture (the “Indenture”), dated as of May 22, 2002, providing for the issuance by EMJ of its 9 3/4 % Senior Secured Notes due June 1, 2012 (the “Notes”). Pursuant to the Indenture, EMJ issued $250,000,000 aggregate principal amount of the Notes, all but $5,000 of which is currently outstanding. As a result of the Merger and pursuant to the First Supplemental Indenture (the “First Supplemental”), dated April 3, 2006, by and among EMJ, the Company and the Trustee, the Company assumed all of the obligations of EMJ under the Indenture, the Notes, the Security Documents (as defined in the Indenture), the Registration Rights Agreement (as defined in the Indenture) and the Intercreditor Agreement (the “Intercreditor Agreement”), dated May 22, 2002, between the Trustee and Deutsche Trust Company Americas (“DBTCA”). The Notes are secured by a first priority lien (subject to permitted liens) on substantially all of the Company’s current and future acquired unencumbered real property and the Indenture limits the Company’s ability to pay dividends. The foregoing description of the First Supplemental Indenture is qualified in its entirety by the complete terms and conditions of the First Supplemental Indenture, which is incorporated by reference into this report as Exhibit 4.8.
Upon a Change of Control (as hereinafter explained), each holder of notes has the right, at such holders’ option, to require the Company to repurchase all or any part of such holder’s notes (provided that the principal amount of such notes at maturity must be $1,000 or an integral multiple thereof) at a purchase price equal to 101% of the principal amount thereof (the “Change of Control Purchase Price”), plus accrued and unpaid interest, if any, to the date of repurchase. The Merger constituted a “Change of Control” under the Indenture and, within ten business days after the occurrence of the Change of Control, or by April 17, 2006, the Company made an unconditional offer to the holders to purchase all of the Notes at the Change of Control Purchase Price (the “Change of Control Offer”). Holders tendered notes in the principal amount of $5,000 for repurchase in response to the Change of Control Offer, and the Company repurchased such notes from internally generated funds.
Concurrently with the consummation of the Merger, the Company entered into a Credit Agreement (the “Credit Agreement”), effective April 3, 2006, with Reliance and RSAC Management Corp., a California corporation (“Management” and, together with Reliance, “Lenders”). The Credit Agreement allows for maximum borrowings of up to the lesser of (i) $80 million and (ii) such amount as may be permitted from time to time under Lenders’ credit agreement. Borrowings under the Credit Agreement bear interest at a rate equal to Lenders’ average cost of funds for the prior calendar quarter under Lenders’ credit agreement, plus 0.5%. The Credit Agreement also provides that Lenders may arrange or otherwise provide letters of credit or guaranties of up to $20 million (as part of, and not in addition to, the $80 million referred to above) at a cost equal to Lenders’ cost of funds for the specific letter of credit plus 0.25% per month.
At the request of Lenders, the facilities granted pursuant to the Credit Agreement will be secured and the Company will grant a security interest in and lien upon all assets of the Company that are not identified as collateral of the Indenture. The facilities granted pursuant to the Credit Agreement are repayable on demand but in any event no later than April 3, 2008, are subject to Lenders’ periodic review and may be modified or terminated, as a whole or in part, and Lenders’ agent (s), if any, are bound by the terms of the Intercreditor Agreement. Pursuant to an Assignment and Assumption Agreement (the “Assignment and Assumption”), dated April 3, 2006, among DBTCA, Reliance and Management, Management succeeded to all of the rights of DBTCA and assumed all of DBTCA’s obligations under the Intercreditor Agreement.
The foregoing descriptions of the Credit Agreement and the Assignment and Assumption are qualified in their entirety by the complete terms and conditions of the Credit Agreement and the Assignment and Assumption, respectively, which are incorporated by reference into this report as Exhibits 10.34 and 4.9, respectively.
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

123, Accounting for Stock-Based Compensation using the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No123. In accordance with SFAS No. 123, we estimated the fair value of options using an option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, and the expected life of the options. At the time of adopting SFAS No. 123 our common stock was not traded on a national securities exchange or an over-the-counter market, and therefore an effectively zero percent volatility was used. The dividend yield was excluded from the calculation, as it was our intent to retain all future earnings. All stock options were fully vested prior to the adoption of SFAS No. 123.
In April 2005, the United States Securities and Exchange Commission (the “SEC”) approved a new rule that delayed the effective date of SFAS No. 123R, Share-Based Payment. Except for this deferral of the effective date, the guidance in SFAS No. 123R was unchanged. Under the SEC’s rule, SFAS No. 123R is now effective for the Company for annual, rather than interim, periods that begin after June 15, 2005. Because the EMJ options were assumed by Reliance, this rule will not be effective for the Company.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of APB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are still reviewing the effects of adopting this but we do not expect the adoption of SFAS 151 to have a material impact on our Consolidated Financial Statements.
In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections (“SFAS 154”), a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements SFAS No. 154 requires retrospective application to prior periods’ financial statements of a change in accounting principles. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. We are still reviewing the effects of adopting this but we do not expect the adoption of SFAS 154 to have a material impact on our Consolidated Financial Statements.
In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on subsequently acquired leasehold improvements purchased or acquired in periods beginning after June 29, 2005. We are still reviewing the effects of adopting this but we do not expect the adoption of EITF 05-06 to have a material impact on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the ordinary course of business, we are exposed to various market risk factors caused by changes in commodity prices, interest rates and foreign currency exchange rates. We do not use financial instruments or enter into hedging transactions for speculative or trading purposes with respect to managing these market risks. However, we have used and will continue to evaluate the use of financial instruments to reduce our exposure to higher interest costs during periods of rising interest rates. Our exposure to changing interest rates was limited to our domestic revolving credit facility, which was terminated effective April 3, 2006 and is now limited to our intercompany credit facility. We are also exposed to market risk on our fixed rate long-term debt.
The currency used by our foreign subsidiaries is the applicable local currency. Exchange adjustments resulting from foreign currency transactions are recognized in net earnings, and adjustments resulting from the translation of financial statements are included in accumulated other comprehensive income (loss) within our stockholder’s equity (deficit). Our exposure to market risk for changes in foreign currency exchange rates is limited to our Canadian operations and the Canadian dollar. Changes in the exchange rate of the Canadian dollar have not had and are not expected to have a material impact on our results of operations and cash flows. We estimate that a 10% change in the average exchange rate of the Canadian dollar during fiscal 2006 would have impacted our net income by approximately $0.3 million. We do not expect to hedge our exposure to foreign currency fluctuations in the foreseeable future.

Item 8. Financial Statements and Supplementary Data
Financial statements and supplementary data required by this Item 8 are listed under Item 15 “Exhibits and Financial Statement Schedules” and are as set forth beginning on page F-1.
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
Item 9B. Other Information
None.
Item 10. Directors and Executive Officers of the Registrant
Not Applicable.
Item 11. Executive Compensation
Not Applicable.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Not Applicable.
Item 13. Certain Relationships and Related Transactions
Not Applicable.

PART III
Item 14. Principal Accountant Fees and Services.
     Ernst & Young LLP has acted as our independent auditors for fiscal 2005 and 2006. The Audit Committee and the Board of Directors selected, and our shareholders approved, Ernst & Young LLP to serve as the independent registered public accounting firm for the Company to perform the annual audit of our 2006 financial statements. We paid our independent registered public accounting firm the amounts set forth in the tables below for services provided in the last two years. Audit fees are the aggregate fees for services of the independent registered public accounting firm for audits of our annual financial statements, the audit of management’s assessment of internal control over financial reporting and the independent registered accounting firm’s own audit of our internal control over financial reporting, and review of our quarterly financial statements included in our Forms 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters. Audit-related fees are those fees for services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and not included as audit fees. Our audit-related fees were paid for accounting consultations, benefit plan audits, due diligence reviews in connection with potential acquisition targets, and reviews of our various regulatory filings. We paid tax fees for tax advice, planning and compliance, principally in connection with the preparation of our tax returns, and assistance with certain governmental tax audits. Our all other fees include costs related to the 2006 Merger Agreement.

Audit Fees
2006	$1,215,000
2005	$716,000

Audit-Related Fees
2006	$297,000
2005	$57,000

Tax Fees
2006	$337,000
2005	$181,000

All Other Fees
2006	$285,000
2005	$430,000
     The Audit Committee approved all of these fees. The Audit Committee has adopted a Pre-Approval Policy that requires that the Audit Committee approve in advance the engagement letter and all audit fees set forth in such letter for the independent auditor. In addition, the Audit Committee will review proposed audit, audit-related, tax and other services that management desires the independent registered accounting firm to perform to ensure that such services and the proposed fees related to the services will not impair the independent registered public accounting firm’s independence and that such services and fees are consistent with the rules established by the Securities and Exchange Commission.

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

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lynwood, State of California, on the June 28th of June, 2006.

EARLE M. JORGENSEN COMPANY
By	/s/ William S. Johnson
William S. Johnson
Vice President and Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ R. Neil McCaffery	Chief Executive Officer, President (Principal Executive Officer) and Director	June 28, 2006
R. Neil McCaffery

/s/ William S. Johnson	Vice President and Chief Financial Officer (Principal Financial and Accounting	June 28, 2006
William S. Johnson	Officer), Secretary and Director

/s/ David H. Hannah	Chairman of the Board and Director	June 28, 2006
David H. Hannah

/s/ Karla Lewis	Director	June 28, 2006
Karla Lewis

/s/ Gregg J. Mollins	Director	June 28, 2006
Gregg J. Mollins

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of December 17, 2004, amended as of January 28, 2005, and further amended as of March 3, 2005, by and among Earle M. Jorgensen Company (the “Company”), Earle M. Jorgensen Holding Company, Inc. (“Holding”), and EMJ Metals LLC. Incorporated by reference to Annex A to the Company’s Amendment No. 5 to Registration Statement on Form S-4 as filed on March 11, 2005 (Registration No. 333-111882) (the “Company’s S-4 Amendment No. 5”).

2.3	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 28, 2005, by and among the Company, Holding and EMJ Metals LLC. Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 (the “Company’s December 31, 2004 Form 10-Q”).

2.4	Agreement and Plan of Merger dated January 17, 2006 by and among Reliance Steel & Aluminum Co., EMJ and the Company. Incorporated by reference to Exhibit 2.1 to that Form 8-K filed January 19, 2006.

2.5	Second Amendment to Agreement and Plan of Merger and Reorganization, dated as of March 3, 2005, by and among the Company, Holding and EMJ Metals LLC. Incorporated by reference to Exhibit 2.4 to the Company’s Amendment No. 4 to Registration Statement on Form S-4 as filed on March 8, 2005 (Registration No. 333-111882) (the “Company’s S-4 Amendment No. 4”).

4.1	Form of Indenture with respect to the Company’s 9 3/4% Senior Secured Notes due 2012. Incorporated by reference to Exhibit 4.17 to the Company’s 2002 Registration Statement.

4.2	Form of certificate for EMJ’s 9 3/4% Senior Secured Notes, Series A, $248,435,000. Incorporated by reference to Exhibit 4.18(a) to the Company’s 2002 Registration Statement.

4.3	Form of certificate for EMJ’s 9 3/4% Senior Secured Notes, Series A, $1,565,000. Incorporated by reference to Exhibit 4.18(b) to the Company’s 2002 Registration Statement.

4.4	Purchase Agreement, dated as of May 17, 2002, by and among the Company, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and J.P. Morgan Securities, Inc., for an aggregate of $250,000,000 in principal amount of EMJ’s 9 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.19 of the Company’s 2002 Registration Statement.

4.5	Security Agreement, dated as of May 22, 2002, by and among the Company and other Grantors signatory thereto and The Bank of New York, as trustee. Incorporated by reference to Exhibit 4.22 to the Company’s 2002 Registration Statement.

4.6	Intercreditor Amendment, dated as of May 22, 2002, by and among The Bank of New York, as Trustee under the Indenture with respect to EMJ’s 9 3/4% Senior Notes, and Deutsche Bank Trust Company Americas, as agent under the Credit Agreement. Incorporated by reference to Exhibit 4.23 to the Company’s 2002 Registration Statement.

4.7	Form of Borrower Reaffirmation and Amendment to Security Agreement, dated as of March 3, 2005, by and among the Company, Holding, each of those financial institutions listed from time to time on Schedule I to the Third Amended and Restated Credit Agreement, and Deutsche Bank Trust Company Americas, acting as agent. Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on March 7, 2005.

4.8	First Supplemental Indenture, by and among the Company, RSAC Acquisition Corp. and The Bank of New York Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of the Form 8-K filed April 7, 2006.

4.9	The Assignment and Assumption Agreement, by and among Reliance Steel & Aluminum Co., RSAC Management Corp. and Deutsche Bank Trust Company Americas. Incorporated by reference to Exhibit 4.3 of the Form 8-K filed April 7, 2006

10.1	Holding’s ESOP Trust Agreement. Incorporated by reference to Exhibit 10.32 to Holding’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

10.2	Lease and Agreement, dated as of August 1, 1991, by and between Advantage Corporate Income Fund L.P. and the Company, relating to the sale and lease-back of Kilsby’s Kansas City, Missouri property. Incorporated by reference to Exhibit 10.30 to Amendment No. 3.

10.3	Industrial Building Lease, dated as of October 16, 1991, by and between Ira Houston Jones and Helen Mansfield Jones, Roderick M. Jones and Cherilyn Jones, Roger G. Jones and Norma Jean Jones, Robert M. Jones and Olga F. Jones and the Company, relating to the sale and lease-back of the Alameda Street property in Lynwood, California. Incorporated by reference to Exhibit 10.32 to Amendment No. 3.

10.4	Stock Purchase Agreement, dated as of June 30, 1992, by and among Forge Acquisition Corporation, The Jorgensen Forge Corporation and the Company, relating to the sale of the Company’s Forge division. Incorporated by reference to Exhibit 10.35 to Amendment No. 3.

10.5	Form of Management Agreement between the Company and Holding. Incorporated by reference to Exhibit 10.46 to Amendment No. 2 filed on February 24, 1993 to the Company’s 1993 Registration Statement.

10.6	Form of Tax Allocation Agreement between the Company and Holding. Incorporated by reference to Exhibit 10.47 to Amendment No. 3.

Exhibit
Number	Description
10.7	Holding Stock Option Plan effective January 30, 1997. Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “Company’s 1997 Form 10-K”).

10.8	Form of Holding Incentive and Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.58 to the Company’s 1997 Form 10-K.

10.9	Earle M. Jorgensen Company Management Incentive Compensation Plan. Incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997.

10.10	Earle M. Jorgensen Employee Stock Ownership Plan, as amended and restated effective as of April 1, 2001. Incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 (the “Company’s December 31, 2002 Form 10-Q”).

10.11	First Amendment to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of January 15, 2002. Incorporated by reference to Exhibit 10.58 to the Company’s December 31, 2002 Form 10-Q.

10.12	Second Amendment to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of April 1, 2001. Incorporated by reference to Exhibit 10.59 to the Company’s December 31, 2002 Form 10-Q.

10.13	Third Amendment to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of January 1, 2002. Incorporated by reference to Exhibit 10.60 to the Company’s December 31, 2002 Form 10-Q.

10.14	Fourth Amendment to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of April 1, 2003. Incorporated by reference to Exhibit 10.21 to the Company’s 2003 Form 10-K.

10.15	Fifth Amendment to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001), effective as of April 1, 2004. Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2004.

10.16	Lease and Agreement, dated as of September 1, 1991, by and between Advantage Corporate Income Fund L.P. and the Company, relating to the sale and lease-back of the Cincinnati, Ohio property. Incorporated by reference to Exhibit 10.31 to the Company’s 1993 Registration Statement.

10.17	Form of Indemnification Agreement of the Company. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 filed on April 8, 2004 to this Registration Statement on Form S-4 as filed on January 13, 2004 (Registration No. 33-111882) (the “Company’s 2004 Registration Statement”).

10.18	Earle M. Jorgensen Company 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 2.

10.19	Form of Incentive Stock Option Agreement under the Earle M. Jorgensen Company 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 2.

10.20	Form of Non-Qualified Stock Option Agreement under the Earle M. Jorgensen Company 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 2.

10.21	Form of Restricted Stock Agreement under the Earle M. Jorgensen Company 2004 Stock Incentive Plan. Incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2.

10.22	Sixth Amendment to the Earle M. Jorgensen Employee Stock Ownership Plan (as amended and restated effective as of April 1, 2001, as renamed “Earle M. Jorgensen Stock Bonus Plan”), effective as of April 1, 2004. Incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 2.

10.23	Seventh Amendment to the Earle M. Jorgensen Stock Bonus Plan (as amended and restated effective as of April 1, 2001). Incorporated by reference to Exhibit 10.36 to the Company’s Amendment No. 2.

10.24	Supplemental SBP of Earle M. Jorgensen Holding Company, Inc., effective as of March 31, 2006. Incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 2.

10.25	Amended Consent Order and Release, dated as of December 12, 2004, by and among the Company, Holding, the Earle M. Jorgensen Employee Stock Ownership Plan, the Benefits Committee of Holding’s Board of Directors, and the United States Department of Labor, as filed on January 3, 2005 with the United States District Court for the Central District of California. Incorporated by reference to Exhibit 10.38 to the Company’s Amendment No. 2.

10.26	Amendment to the Earle M. Jorgensen Holding Company, Inc. Option Plan, effective as of December 16, 2004. Incorporated by reference to Exhibit 10.40 to the Company’s Amendment No. 2.

10.27	Adjustment to Outstanding Stock Option Letter, dated as of December 17, 2004, by and between the Company and Maurice S. Nelson, Jr. Incorporated by reference to Exhibit 10.41 to the Company’s Amendment No. 2.

10.28	Form of Adjustment to Outstanding Stock Options Letter from the Company to Option Holders of Holding. Incorporated by reference to Exhibit 10.42 to Amendment No. 2.

10.29	Form of Transfer Restriction Agreement. Incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 2.

10.30	Form of Disposition of Stock Options Letter from the Company to Option Holders of Holdings. Incorporated by reference to Exhibit 10.44 to Amendment No. 2.

Exhibit
Number	Description
10.31	Earle M. Jorgensen Company IPO Cash Bonus Plan, dated as of January 28, 2005. Incorporated by reference to Exhibit 10.23 to the Company’s December 31, 2004 Form 10-Q.

10.32	Eighth Amendment to the Earle M. Jorgensen Stock Bonus Plan (as amended and restated effective as of April 1, 2001), effective as of March 28, 2005. Incorporated by reference to Exhibit 4.24 to the Company’s Registration Statement on Form S-8 as filed on June 27, 2005 (Registration No. 333-126149) (the “Company’s S-8”).

10.33	Stock Bonus Plan Assumption Agreement, dated as of April 20, 2005, by and between the Company and Holding. Incorporated by reference to Exhibit 4.27 to the Company’s S-8.

10.34	The Credit Agreement, dated April 3, 2006, by and between the Company and Reliance and RSAC Management Corp.. Incorporated by reference to Exhibit 4.2 to the Company’s 8-K as filed on April 7, 2006.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included in this filing.

EARLE M. JORGENSEN COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Earle M. Jorgensen Company
We have audited the accompanying consolidated balance sheets of Earle M. Jorgensen Company as of March 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Earle M. Jorgensen Company at March 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Ernst & Young LLP
Orange County, California
May 17, 2006

EARLE M. JORGENSEN COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	March 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$19,994	$60,402
Accounts receivable, less allowance for doubtful accounts	177,298	193,622
Inventories	252,222	252,364
Deferred income taxes	30,800	—
Other current assets	10,989	10,188

Total current assets	491,303	516,576

Net property, plant and equipment, at cost	118,271	139,122
Cash surrender value of life insurance policies, net	38,639	42,006
Debt issue costs, net of accumulated amortization	7,158	4,684
Deferred income taxes	—	9,003
Other assets	3,470	1,991

Total assets	$658,841	$713,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,630	$199,610
Accrued employee compensation and related taxes	21,991	24,994
Accrued employee benefits	14,040	14,703
Accrued interest	29,323	18,915
Accrued stock bonus plan special contribution	13,527	5,301
Accrued income taxes	16,849	3,183
Other accrued liabilities	8,969	9,549
Deferred income taxes	—	3,621
Current portion of long-term debt	1,215	715

Total current liabilities	305,544	280,591

Long-term debt	515,674	252,155
Deferred income taxes	2,645	—
Other long-term liabilities	21,151	19,056
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Holding preferred and common stock subject to redemption in certain circumstances, stated at redemption price	78,119	—
Holding series A preferred stock, $.01 par value, 13% cumulative (liquidation value of $24,755); 600,000 shares authorized; 247,546 shares issued (214,495 and 0 shares at stated value not subject to redemption at March 31, 2005 and 2006, respectively)	21,449	—
Holding series B preferred stock, $.01 par value, variable rate cumulative (liquidation value of $30,018); 100,000 shares authorized; 30,018 and 0 shares issued at March 31, 2005 and 2006, respectively (3,152 and 0 shares at stated value not subject to redemption at March 31, 2005 and 2006, respectively)	3,152	—
Holding common stock, $.01 par value; 19,500,000 shares authorized; 13,338,536 and 0 shares issued at March 31, 2005 and 2006 (10,790,324 and 0 shares at $.01 par value not subject to redemption at March 31, 2005 and 2006, respectively)	108	—
Common stock, $.001 par value; 80,000,000 shares authorized; 50,237,094 shares issued at March 31, 2006	—	50
Capital in excess of par value	77,909	364,018
Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption price	(20,868)	—
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	1,150	1,914
Additional minimum pension liability	(2,738)	(4,981)
Accumulated deficit	(275,721)	(199,421)
Treasury stock	(68,733)	—

Total stockholders’ equity (deficit)	(186,173)	161,580

Total liabilities and stockholders’ equity	$658,841	$713,382

See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended March 31,
	2004	2005	2006
	(Note 1)
Revenues	$1,040,367	$1,608,890	$1,789,776
Cost of sales	754,266	1,184,871	1,328,852

Gross profit	286,101	424,019	460,924

Expenses:
Warehouse and delivery	135,421	156,590	169,550
Selling	38,254	45,935	42,606
General and administrative	42,934	86,793	70,136

Total expenses	216,609	289,318	282,292

Income from operations	69,492	134,701	178,632
Interest expense, net	89,927	75,760	56,365

Income (loss) before income taxes	(20,435)	58,941	122,267
Income tax expense (benefit)	3,127	(38,562)	45,967

Net income (loss)	(23,562)	97,503	76,300
Preferred dividends	(10,628)	(5,510)	—

Net income (loss) available to common stockholders	$(34,190)	$91,993	$76,300

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except share data)

								Reclassification to
								value preferred
								and
								common stock
			Preferred and					subject to
			common					redemption in
			stock subject	Holding	Holding			certain	Accumulated
			to redemption	Series A	Series B	Holding	Capital in	circumstances to	other
	Common	Common	in certain	preferred	preferred	common	excess of	its redemption	comprehensive	Accumulated	Treasury
	shares	stock	circumstances	stock	stock	stock	par value	price	loss	deficit	stock	Total
Balance at March 31, 2003 (Note 1)	—	$—	$68,336	$20,643	$12	$104	$74,867	$(6,628)	$(3,884)	$(342,823)	$(55,798)	$(245,171)

Comprehensive income
Net income	—	—	—	—	—	—	—	—	—	(23,562)	—	(23,562)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	412	—	—	412
Minimum pension liability	—	—	—	—	—	—	—	—	774	—	—	774

Comprehensive loss												(22,376)
Stock dividend on Holding Series B– 4,568 shares including issuance of 1,667 shares	—	—	—	—	1,667	—	—	—	—	(4,568)	2,901	—
Reclassification of stock dividend on Holding Series B for shares subject to redemption	—	—	4,566	—	(4,566)	—	—	—	—	—	—	—
Issuance of shares Holding Series A—2 shares	—	—	1	—	—	—	—	(1)	—	—	1	1
Issuance of shares Holding Series B—1,667 shares	—	—	3	—	(3)	—	—	—	—	—	3	3
Issuance of shares Holding common stock—5,585 shares			31	—	—	—	(58)	26	—	—	31	30
Repurchase of stock for treasury	—	—	(5,754)	259	2,904	2	2,379	210	—	—	(5,782)	(5,782)
Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption value	—	—	28,342	—	—	—	—	(28,342)	—	—	—	—

Balance at March 31, 2004	—	$—	$95,525	$20,902	$14	$106	$77,188	$(34,735)	$(2,698)	$(370,953)	$(58,644)	$(273,295)

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(dollars in thousands, except share data)

								Reclassification to
								value preferred
								and
								common stock
			Preferred and					subject to
			common					redemption in
			stock subject	Holding	Holding			certain	Accumulated
			to redemption	Series A	Series B	Holding	Capital in	circumstances to	other
	Common	Common	in certain	preferred	preferred	common	excess of	its redemption	comprehensive	Accumulated	Treasury
	shares	stock	circumstances	stock	stock	stock	par value	price	loss	deficit	stock	Total
Balance at March 31, 2004	—	$—	$95,525	$20,902	$14	$106	$77,188	$(34,735)	$(2,698)	$(370,953)	$(58,644)	$(273,295)

Comprehensive income
Net income	—	—	—	—	—	—	—	—	—	97,503	—	97,503
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,223	—	—	1,223
Minimum pension liability	—	—	—	—	—	—	—	—	(113)	—	—	(113)

Comprehensive income												98,613
Stock dividend on Series B– 2,271 shares	—	—	—	—	2,271	—	—	—	—	(2,271)	—	—
Issuance of shares Holding Series A- issued shares	—	—	1	—	—	—	—	(1)	—	—	1	1
Issuance of shares Holding Series B- issued shares	—	—	2	—	(2)	—	—	—	—	—	2	2
Issuance of shares Holding common stock – issued shares	—	—	1	—	—	—	(1)	—	—	—	1	1
Repurchase of stock for treasury	—	—	(10,097)	547	3,138	2	2,125	4,286	—	—	(10,093)	(10,092)
Exercise of stock options, net of tax	—	—	—	—	—	—	(1,894)	—	—	—	—	(1,894)
Stock-based compensation	—	—	—	—	—	—	1,557	—	—	—	—	1,557
Deferred tax minimum pension liability	—	—	—	—	—	—	(1,066)	—	—	—	—	(1,066)
Reclassification of stock dividend on Series B shares subject to redemption	—	—	2,269	—	(2,269)	—	—	—	—	—	—	—
Reclassification to value preferred and common stock subject to redemption in certain circumstances to its redemption value	—	—	(9,582)	—	—	—	—	9,582	—	—	—	—

Balance at March 31, 2005	—	$—	$78,119	$21,449	$3,152	$108	$77,909	$(20,868)	$(1,588)	$(275,721)	$(68,733)	$(186,173)

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(dollars in thousands, except share data)

								Reclassification to
								value preferred
								and
								common stock
			Preferred and					subject to
			common					redemption in
			stock subject	Holding	Holding			certain	Accumulated
			to redemption	Series A	Series B	Holding	Capital in	circumstances to	other
	Common	Common	in certain	preferred	preferred	common	excess of	its redemption	comprehensive	Accumulated	Treasury
	shares	stock	circumstances	stock	stock	stock	par value	price	loss	deficit	stock	Total
Balance at March 31, 2005	—	$—	$78,119	$21,449	$3,152	$108	$77,909	$(20,868)	$(1,588)	$(275,721)	$(68,733)	$(186,173)

Comprehensive income
Net income	—	—	—	—	—	—	—	—	—	76,300	—	76,300
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	764	—	—	764
Minimum pension liability	—	—	—	—	—	—	—	—	(2,243)	—	—	(2,243)

Comprehensive income												74,821
Initial public offering, net	17,600,000	17	—	—	—	—	161,774	—	—	—	—	161,791
Conversion of variable rate senior notes of Holding, Holding preferred series A and B shares, Holding warrants and Holding common stock, into common stock	30,917,094	31	(78,119)	(21,449)	(3,152)	(108)	106,146	20,868	—	—	68,733	92,950
Contribution of shares to the retirement savings plan	1,720,000	2	—	—	—	—	14,067	—	—	—	—	14,069
Deferred tax minimum pension liability	—	—	—	—	—	—	3,029	—	—	—	—	3,029
Exercise of stock options, net of tax	—	—	—	—	—	—	22	—	—	—	—	22
Stock-based compensation	—	—	—	—	—	—	1,071	—	—	—	—	1,071

Balance at March 31, 2006	50,237,094	$50	$—	$—	$—	$—	$364,018	$—	$(3,067)	$(199,421)	$—	$161,580

See accompanying notes.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended March 31,
	2004	2005	2006
	(Note 1)
Operating activities:
Net income (loss)	$(23,562)	$97,503	$76,300
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Special contribution to stock bonus plan	—	24,480	592
Depreciation and amortization	11,284	11,721	11,552
Amortization and write-off of debt issue costs included in interest expense	1,323	1,756	2,917
Stock-based compensation	—	1,557	1,071
Accrued postretirement benefits	619	822	972
Deferred income taxes	—	(64,607)	26,454
Gain on sale of property, plant and equipment	(1,335)	(1,392)	(53)
Tax benefit from the redemption of stock options	—	1,173	22
Provision for bad debts	2,880	1,873	1,383
Increase in cash surrender value of life insurance over premiums paid	(5,276)	(2,803)	(6,584)
Interest paid-in-kind on senior subordinated notes	38,223	20,509	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(38,680)	(46,079)	(17,707)
Increase in inventories	(11,658)	(26,974)	(142)
Decrease (increase) in other current assets	(1,932)	(3,334)	358
Increase (decrease) in accounts payable and accrued liabilities and expenses	55,912	59,906	(7,129)
Decrease (increase) in non-trade receivables	679	(2,649)	—
Other	1,139	2,155	297

Net cash provided by operating activities	29,616	75,617	90,303

Investing activities:
Additions to property, plant and equipment	(10,530)	(22,975)	(32,687)
Proceeds from the sale of property, plant and equipment	1,540	6,715	174
Premiums paid on life insurance policies	(1,298)	(1,271)	(592)
Proceeds from redemption of life insurance policies	2,892	124	3,809

Net cash used in investing activities	(7,396)	(17,407)	(29,296)

Financing activities:
Net payments under revolving loan agreements	(19,399)	(36,616)	(16,922)
Repayment of senior subordinated notes	(25,390)	—	—
Net Proceeds from initial public offering	—	—	161,792
Cash paid in exchange for senior variable notes	—	—	(127,091)
Cash paid upon conversion of Holding series A preferred stock	—	—	(23,245)
Cash paid upon conversion of Holding series B preferred stock			(13,784)
Payment of debt issue costs	—	(2,000)	—
Other debt payments, net	(1,400)	(2,115)	(1,215)
Purchase of stock, net	(5,781)	(13,158)	—

Net cash used in financing activities	(51,970)	(53,889)	(20,465)

Effect of exchange rate changes on cash	(17)	27	(134)

Net increase (decrease) in cash	(29,767)	4,348	40,408
Cash and cash equivalents at beginning of year	45,413	15,646	19,994

Cash and cash equivalents at end of year	$15,646	$19,994	$60,402

DISCLOSURE OF NON-CASH TRANSACTIONS:
     In April 2005, in conjunction with the Company’s merger and financial restructuring and initial public offering, EMJ issued 16,784,999 shares of its common stock in consideration for a portion of the Holding Notes and a portion of the Holding series A preferred stock and Holding series B preferred stock valued, in the aggregate, at $167,850,000 based on an initial public offering price of $10.00 per share. In addition, EMJ converted Holding common stock and outstanding warrants into 14,132,095 shares of EMJ’s common stock. In July 2005, the Company contributed 1,720,000 shares of its common stock to the retirement savings plan. The value at the date of contribution was $8.18 per share of common stock.
See accompanying notes.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
1. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation —Earle M. Jorgensen Company (“EMJ”) became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (“Holding”) as the result of a series of business combinations and mergers effective April 1, 1990. On April 20, 2005, EMJ completed its merger and financial restructuring, pursuant to which Holding was merged with and into a wholly-owned subsidiary of EMJ. In addition, EMJ completed its initial public offering of its common stock on April 20, 2005. For accounting purposes the financial restructuring has been accounted for as a combination of entities under common control. Accordingly, the financial position and results of operations and share data of Holding have been included with EMJ for all periods presented. Until April 3, 2006, EMJ’s stock traded on the New York Stock Exchange under the symbol “JOR”.
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Earle M. Jorgensen (Canada) Inc. (“EMJ (Canada)”) and Stainless Insurance Ltd., a captive insurance subsidiary (“EMJ (Bermuda)”). In fiscal years 2004, 2005 and 2006, EMJ (Canada), with a functional currency of the Canadian dollar, generated net income of $3,282,000, $8,463,000 and $3,350,000, respectively. In fiscal years 2004, 2005 and 2006, EMJ (Bermuda) generated net (loss) income of $(609,000), $34,000 and $(160,000), respectively, including investment income and intercompany fees. The loss in fiscal years 2004 and 2006 was attributable to higher loss reserves established in connection with the Company’s self-insured workers compensation program. All significant intercompany accounts and transactions have been eliminated.
Financial Restructuring —EMJ, Holding and affiliates of Kelso & Companies Inc. completed a merger and financial restructuring transaction concurrent with its initial public offering on April 20, 2005 (approved by EMJ’s board on September 27, 2004). Holding merged into a wholly-owned subsidiary of EMJ pursuant to a merger agreement dated as of December 17, 2004, amended as of January 28, 2005, and further amended as of March 3, 2005 (as amended “the 2005 Merger Agreement”). Pursuant to the 2005 Merger Agreement (1) all issued and outstanding shares of Holding’s common stock were converted into shares of EMJ’s common stock and (2) all issued and outstanding shares of Holding’s series A preferred stock and series B preferred stock were converted into a combination of cash and shares of EMJ’s common stock. In addition, pursuant to an exchange agreement dated as of December 17, 2004, and amended as of March 3, 2005 (as amended, the “Exchange Agreement”), Kelso Investment Associates IV, L.P. (“KIA IV”) exchanged all of the outstanding Variable Rate Notes of Holding for a combination of cash and shares of EMJ’s common stock and all rights pursuant to warrant agreements executed by Holding entitling KIA IV to purchase shares of the common stock of Holding for shares of EMJ’s common stock. The value of the shares of EMJ’s common stock for use as merger consideration was $10.00 per share, the price at which a share of EMJ’s common stock was sold in the Company’s initial public offering. The net proceeds of the offering were allocated to the payment of the cash consideration for the series A preferred stock, series B preferred stock and Variable Rate Senior Notes upon consummation of the merger and financial restructuring in accordance with the terms of the 2005 Merger Agreement and the Exchange Agreement.
Purchase by Reliance Steel and Aluminum Co. — On April 3, 2006, Reliance Steel & Aluminum Co., a California corporation (“Reliance”), completed its acquisition of EMJ. EMJ was merged with and into (the “Merger”) RSAC Acquisition Corp., a Delaware corporation (the “Surviving Corporation”), which, as the surviving corporation, will continue to operate as a wholly-owned subsidiary of Reliance, and the Surviving Corporation changed its name to “Earle M. Jorgensen Company” pursuant to that certain Agreement and Plan of Merger (the “2006 Merger Agreement”), dated January 17, 2006 by and among Reliance, the Surviving Corporation and EMJ as described in that Form 8-K Current Report filed January 19, 2006 (See Subsequent Event Note 13). (References to the “Company” for periods prior to the Merger shall refer to EMJ, and references to the “Company” or “EMJ” for periods after the Merger shall refer to the Surviving Corporation.)
Company Background and Segment Information —The Company distributes a broad line of bar, tubing, plate and various other metal products and provides value added services through a network of 40 service centers and processing operations strategically located throughout North America. Metal products sold by the Company are purchased from various primary metal producers and suppliers, none of which provided more than 7.7% of the Company’s total purchases in fiscal year 2006. The Company has over 35,000 customer locations, none of which represented more than 3.0% of the Company’s gross revenues in fiscal year 2006.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
For financial reporting purposes, the Company operates in one reportable segment—the metals service center industry—as determined in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.
Reclassification —Certain amounts reported in prior years have been reclassified to conform to the 2006 presentation.
Use of Estimates —The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates and judgments under different assumptions and conditions.
Revenue Recognition —The Company recognizes revenue associated with a sales order when product is shipped, title is passed and collectibility is reasonably assured.
Shipping and Handling Costs —Costs incurred in connection with shipping and handling the Company’s products are classified as warehouse and delivery expenses in the accompanying statements of operations.
Accounts Receivable and Concentration of Credit Risk —The Company sells the majority of its products throughout the United States and Canada. Sales to the Company’s recurring customers are generally made on open account terms while sales to occasional customers are made on a C.O.D. basis when collectibility is not assured. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. The Company establishes an allowance for potential credit losses based upon factors surrounding the credit risk for specific customers, historical trends and other information; such losses have been within management’s expectations. The Company’s allowance for doubtful accounts at March 31, 2005 and 2006 was $1,099,000 and $991,000, respectively. Management believes there are no significant concentrations of credit risk as of March 31, 2006.
Property, Plant and Equipment —Property, plant and equipment is recorded at cost. Additions, renewals and betterments are capitalized; maintenance and repairs, which do not extend useful lives, are expensed as incurred. Gains or losses from disposals are reflected in income and the related costs and accumulated depreciation are removed from the accounts. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of 10 to 40 years for buildings and improvements and three to 20 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the asset life or the remaining lease term. Depreciation expense was $9,703,000, $10,140,000 and $10,115,000 in fiscal 2004, 2005 and fiscal 2006, respectively.
The Company capitalizes certain costs incurred during the development of software used internally and amortizes such costs over their estimated useful lives. During fiscal years 2004, 2005 and 2006, such costs totaling $274,000, $188,000 and $67,000, respectively, were capitalized.
Long-lived assets, primarily land, buildings, leasehold improvements and certain equipment, used in operations or that are expected to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, future plans for the operations, recent operating results and forecasted cash flows. When indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets, the assets are written down and an impairment loss is recognized. There were no impairment losses recorded in fiscal years 2004 and 2005. In fiscal 2006, the Company wrote down $108,000 for machinery and equipment used solely for a contract that was terminated early by the customer and $30,000 for a crane that was idled.
Debt Issue Costs —Debt issue costs are deferred and amortized to interest expense over the life of the underlying indebtedness. For the fiscal years ended March 31, 2004, 2005 and 2006, amortization of debt issue costs was $1,323,000, $1,756,000 and $2,917,000, respectively. Accumulated amortization of debt issue costs was $2,723,000 and $3,597,000 at March 31, 2005 and 2006, respectively.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
Stock-Based Compensation —During December 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation using the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123. In accordance with SFAS No. 123, the Company estimated the fair value of options using an option-pricing model, which takes into account assumptions such as the dividend yield, the risk-free interest rate, and the expected life of the options. At the time of adopting SFAS No. 123 the Company’s common stock was not traded on a national securities exchange or an over-the-counter market, and therefore an effectively zero percent volatility was used. The dividend yield is excluded from the calculation, as it was the Company’s intention to retain all future earnings. All stock options were fully vested prior to the adoption of SFAS No. 123.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
Until the adoption of SFAS No. 123 in December 2004, stock options granted to directors, officers and other key employees of the Company under Holding’s stock option plan adopted in January 1997 were accounted for in accordance with APB No. 25. As all stock option grants are made at fair value on the date of grant, the Company recognized no compensation cost for the fiscal year ended March 31, 2004. Had compensation expense for stock options granted been recorded based on the fair value method under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure , the effect on the Company’s net loss for fiscal 2004 would have been $74,000.
Subsequent to the adoption of SFAS No. 123, the Company modified, as defined in SFAS No. 123, the terms of its outstanding stock options by adjusting the number of shares that can be purchased pursuant to each option and the exercise price per share to offset the reduction in the appraised value of the Holding common stock resulting from the change in valuation methodology required by the amended consent order for Holding’s stock bonus plan (see Note 7). As a result of this change, options to purchase 1,731,000 shares of common stock at a weighted average exercise price of $5.92 per share were converted into options to purchase 3,053,668 shares of Holding’s common stock at a weighted average exercise price of $3.35 per share. In accordance with SFAS No. 123, which provides that modifications made to the outstanding options require a stock compensation charge for the difference between the intrinsic value of the outstanding stock options before the modifications and the fair value of the stock options after the modifications to the outstanding stock options, as a result the Company recorded a stock compensation charge of $1,557,000 during the three months ended December 31, 2004. In connection with the financial restructuring (see Note 1), all of the issued and outstanding options to purchase shares of Holding’s common stock were converted into options to purchase an equal number of shares of the Company’s common stock at the same exercise price.
During fiscal 2006, the Company granted options to purchase an aggregate of 819,000 shares of Company common stock under its 2004 Stock Incentive Plan with a weighted average exercise price per share of $8.96. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants were as follows: dividend yield 0%, risk-free interest rate 3.9%, weighted average expected life of the options 6.9 years, and stock volatility 42.0%. For fiscal years 2006 and 2005, the Company recognized compensation expense of $1,071,000 and $1,557,000, respectively. There were no stock options issued in fiscal years 2004 and 2005.
Income Taxes —The Company files a federal consolidated tax return and calculates its tax provision by including the tax attributes of all members of its affiliated group. The Company also provides for state taxes, which may arise both on a consolidated and stand alone basis.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
The Company records deferred taxes based upon differences between the financial statement and tax basis of assets and liabilities pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred taxes are also recorded for the future benefit of federal and state tax losses and tax credit carryforwards.
Foreign Currency Translation —The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Balance sheet accounts are translated using the year-end exchange rates while income statement amounts are translated using the average exchange rates for each year. Adjustments resulting from translation of foreign currency financial statements are included in accumulated other comprehensive loss in stockholder’s equity. No significant exchange gains and losses were recorded during fiscal years 2004, 2005 and 2006.
Cash and Statements of Cash Flows —Cash includes disbursements and deposits not yet funded by or applied to the Company’s Revolving Credit Facility as of a balance sheet date and cash and cash equivalents totaling $1,489,000 and $1,207,000 as of March 31, 2005 and 2006, respectively, held by EMJ (Bermuda) in connection with providing insurance to the Company. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
For the years ended March 31, 2004, 2005 and 2006 cash paid for interest on borrowings was $48,703,000, $51,792,000 and $52,758,000, and net cash paid for income taxes was $671,000, $10,666,000 and $32,665,000, respectively.
Comprehensive Income —Components of the Company’s comprehensive income include foreign currency translation adjustments, and additional minimum pension liability.
Impact of Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statements (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, which the Company adopted in December 2004. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for public companies at the beginning of the Company’s next fiscal year beginning after June 15, 2005. SFAS No. 123(R) will not be adopted by the Company due to its acquisition by Reliance (see Note 13).
In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of APB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is still reviewing the effects of adopting this but does not expect the adoption of SFAS 151 to have a material impact on the Consolidated Financial Statements.
In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections (“SFAS 154”), a replacement of Accounting Principles Board Opinion (APB) No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principles. It applies both to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. APB 20 previously required that most voluntary changes in accounting principles be recognized by recording the cumulative effect of a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company is still reviewing the effects of adopting this but does not expect the adoption of SFAS 154 to have a material impact on the Consolidated Financial Statements.
In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that includes renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on subsequently acquired leasehold improvements purchased or acquired in periods beginning after June 29, 2005. The Company is still reviewing the effects of adopting this but does not expect the adoption of EITF 05-06 to have a material impact on the Consolidated Financial Statements.

2. Inventories
Substantially all inventories are held for sale at the Company’s service center locations and are valued at the lower of cost (using the last-in, first-out (“LIFO”) method) or market. If the Company had used the first-in, first-out (“FIFO”) method of inventory valuation, inventories would have been higher by $76,721,000 and $88,577,000 at March 31, 2005 and 2006.
Any reduction of inventory quantities that liquidates LIFO inventories carried at costs lower or higher than costs prevailing in prior years may have an impact on the Company’s gross profit. Due to increases in the cost of metal products the Company recorded LIFO adjustments of $14,343,000, $74,164,000 and $11,856,000 for the years ended March 31, 2004, 2005 and 2006, respectively.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
3. Net Property, Plant and Equipment
Property, plant and equipment (including in-process costs for assets not yet placed in service) and accumulated depreciation at March 31, 2005 and 2006 consisted of the following:

	2005	2006
Land	$18,484,000	$23,332,000
Buildings and leasehold improvements	59,528,000	67,747,000
Machinery and equipment	128,120,000	135,774,000
In-process costs	4,378,000	8,228,000

	210,510,000	235,081,000
Less accumulated depreciation	92,239,000	95,959,000

Net property, plant and equipment	$118,271,000	$139,122,000

The in-process costs at March 31, 2006 are attributable to costs of $3.4 million associated with construction of a satellite facility in Lafayette, Louisiana, costs of $1.7 million related to the expansion of the facility in Kansas City, Missouri, and $1.9 million for various facility improvements, equipment additions and computer upgrades. The in-process costs also include $1.2 million for a laser cutting machine located in the expanded Kansas City facility. The Lafayette, Louisiana satellite facility was substantially complete at March 31, 2006. The estimated costs to complete the projects in-process are $6.4 million.
4. Cash Surrender Value of Life Insurance
The Company is the owner and beneficiary of life insurance policies on all former nonunion employees of a predecessor company including certain current employees of the Company. The Company is also the owner and beneficiary of key man life insurance policies on certain current and former executives of the Company and predecessor companies. These policies, by providing payments to the Company upon the death of covered individuals, were designed to provide cash to the Company to repurchase shares held by employees in the Company’s former stock bonus plan (now retirement savings plan) and shares held individually by employees upon the termination of their employment. Cash surrender value of the life insurance policies increases by a portion of the amount of premiums paid and by dividend income earned under the policies. Dividend rates for most of the policies are fixed at 11.26%, income earned under the policies totaled $17,751,000, $22,200,000 and $21,139,000 in fiscal years 2004, 2005 and 2006, respectively, and is recorded as an offset to general and administrative expense in the accompanying statements of operations.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
The Company has borrowed against the cash surrender value of certain policies to pay a portion of the premiums and accrued interest on those policies and to fund working capital needs. Interest rates on borrowings under the life insurance policies are fixed at 11.76%. As of March 31, 2006, approximately $12,790,000 was available for future borrowings. The following table provides the cash surrender value and the loans outstanding at March 31, 2005 and 2006.

	Surrender		Net cash
	value before	Loans	surrender
	loans	Outstanding	value
Balance at March 31, 2005	$242,508,000	$203,869,000	$38,639,000
Balance at March 31, 2006	$265,150,000	$223,144,000	$42,006,000
Interest on cash surrender value borrowings totaled $20,082,000, $22,367,000 and $24,534,000 in fiscal years 2004, 2005 and 2006, respectively, and is included in net interest expense in the accompanying statements of operations.
5. Long-Term Debt
Long-term debt at March 31, 2005 and 2006 consisted of the following:

	2005	2006
Revolving Loans (including $0 at March 31, 2005 and 2006, respectively, related to a Canadian facility)	$16,922,000	$—
9 3/4% Senior Secured Notes due June 1, 2012	250,000,000	250,000,000
Variable Rate Senior Notes	245,882,000	—
Industrial Development Revenue Bonds:
Payable in annual installments of $500,000 commencing June 1, 1998, interest at 9%	500,000	—
Payable in annual installments of $715,000 commencing December 1, 2004, interest at 5.25%	3,585,000	2,870,000

	516,889,000	252,870,000
Less current portion	1,215,000	715,000

	$515,674,000	$252,155,000

Aggregate maturities of long-term debt are as follows: $715,000 in fiscal year 2007; $715,000 in fiscal year 2008; $715,000 in fiscal year 2009; $725,000 in fiscal year 2010; $0 in fiscal 2011 and $250,000,000 thereafter. The variable rate senior notes were paid in cash and shares of Company common stock upon completion of the Company’s initial public offering on April 20, 2005.
The fair value of the Senior Secured Notes at March 31, 2006 was $271,875,000 based on the quoted market prices as of that date. The carrying values of all other long-term debt and other financial instruments at March 31, 2006 approximate fair value.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
Credit Agreements
The Company’s domestic revolving credit facility (as amended, the “Credit Agreement”) was amended on March 3, 2005, to permit maximum borrowings of $300,000,000, including letters of credit ($13,629,000 outstanding at March 31, 2006). Borrowings under the amended and restated Credit Agreement bear interest at a base rate (generally defined as the greater of the bank’s prime lending rate or 0.5% over the Federal Funds rate) plus 0.75% or the adjusted London Interbank Offered Rates (“LIBOR”) rate plus 1.75%. The applicable margin will increase or decrease based on the leverage ratio (as defined in the amended and restated domestic credit facility) of the Company.
At March 31, 2006, the bank’s prime lending rate was 7.75% and the LIBOR rate was 4.83%. In addition, borrowings under the revolving loans are limited to an amount equal to 85% of eligible trade receivables (as defined in the amended and restated domestic credit agreement) plus 60% of eligible inventories (as defined in the amended and restated domestic credit agreement). The amended and restated Credit Agreement was secured by a lien on all domestic inventory and accounts receivable of the Company and, when it was terminated on April 3, 2006, the security interests were released as a result of the Merger.
Under the amended and restated domestic Credit Agreement, the Company is obligated to pay certain fees including an unused commitment fee of 0.375%, payable monthly in arrears, and letter of credit fees at a rate equal to the applicable LIBOR margin per annum, payable quarterly in arrears, plus issuance, fronting, amendment and other standard fees.
The amended and restated domestic Credit Agreement contains a financial covenant in respect of maintenance of a fixed charge coverage ratio (as defined). The Credit Agreement also limits, among other things, the incurrence of liens and other indebtedness, mergers, consolidations, the sale of assets, annual capital expenditures, advances, investments and loans by the Company and its subsidiaries, dividends and other restricted payments by the Company and its subsidiaries in respect to their capital stock, and certain transactions with affiliates. As of March 31, 2006 the Company was in compliance with all covenants under the amended and restated domestic Credit Agreement.
The Company’s Canadian subsidiary amended its existing credit facility effective December 13, 2005, to increase its revolving and term facilities (as amended, the “Canadian Facility”) to have available funds of up to C$22,000,000 including (i) a revolving credit facility of C$12,000,000 (unused at March 31, 2006), (ii) a term financial instruments facility of C$10,000,000 for hedging foreign currency and rate fluctuations (unused at March 31, 2006), and (iii) a revolving credit facility for the issuance of a letter of guarantee up to C$300,000 in connection with the lease for the Toronto facility. Borrowings under the revolving credit facility are limited to an amount equal to 80% of eligible trade receivables (as defined) plus 40% of eligible inventories (as defined, and limited to C$3,000,000), are repayable on demand, and bear interest at the bank’s annual prime lending rate. At March 31, 2006, the interest rate on the revolving credit facility was 5.5%. The revolving credit facility contains a financial covenant in respect of a debt-to-equity ratio (as defined) and has other restrictions similar to those under the amended Credit Agreement, as described above.
Concurrently with the consummation of the Merger, the Company terminated the Credit Agreement and entered into a new Credit Facility (the “Credit Facility”), effective April 3, 2006, with Reliance and RSAC Management Corp., a California corporation (“Management” and, together with Reliance, “Lenders”). The Credit Facility allows for maximum borrowings of up to the lesser of (i) $80 million and (ii) such amount as may be permitted from time to time under Lenders’ credit agreement. Borrowings under the Credit Facility bear interest at a rate equal to Lenders’ average cost of funds for the prior calendar quarter under Lenders’ credit agreement, plus 0.5%. The Credit Facility also provides that Lenders may arrange or otherwise provide letters of credit or guaranties of up to $20 million (as part of and in addition to the $80 million referred to above) at a cost equal to Lenders’ cost of funds for the specific letter of credit plus 0.25% per month.
At the request of Lenders, the facilities granted pursuant to the Credit Facility will be secured and the Company will grant a security interest in and lien upon all assets of the Company that are not identified as collateral of the Indenture. The facilities granted pursuant to the Credit Facility are repayable on demand but in any event no later than April 3, 2008, are subject to Lenders’ periodic review and may be modified or terminated, as a whole or in part, and Lenders’ agent (s), if any, are bound by the terms of the Intercreditor Agreement. Pursuant to an Assignment and Assumption Agreement (the “Assignment and Assumption”), dated April 3, 2006, among Deutsche Bank Trust Company Americas (“DBTCA”), Reliance and Management, Management succeeded to all of the rights of DBTCA and assumed all of DBTCA’s obligations under the Intercreditor Agreement.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
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
The Company and The Bank of New York Trust Company, N.A. (as successor Trustee to The Bank of New York) (the “Trustee”) are parties to an Indenture (the “Indenture”), dated as of May 22, 2002, providing for the issuance by EMJ of its 9 3/4% Senior Secured Notes due June 1, 2012 (the “Notes”). Pursuant to the Indenture, EMJ issued $250,000,000 aggregate principal amount of the Notes, all of which were outstanding as of March 31, 2006. As a result of the Merger and pursuant to the First Supplemental Indenture (the “First Supplemental”), dated April 3, 2006, by and among EMJ, the Company and the Trustee, the Company assumed all of the obligations of EMJ under the Indenture, the Notes, the Security Documents (as defined in the Indenture), the Registration Rights Agreement (as defined in the Indenture) and the Intercreditor Agreement (the “Intercreditor Agreement”), dated May 22, 2002, between the Trustee and DBTCA. The Company made a Change of Control Offer to repurchase the Notes at 101% of their face value and Notes totaling $5,000 were tendered and repurchased in May 2006. The Notes are secured by a first priority lien (subject to permitted liens) on substantially all of the Company’s current and future acquired unencumbered real property and the Indenture limits the Company’s ability to pay dividends. The foregoing description of the First Supplemental Indenture is qualified in its entirety by the complete terms and conditions of the First Supplemental Indenture.
Variable Rate Senior Notes
In fiscal 1993, Holding and the Company entered into an agreement with KIA IV, wherein KIA IV agreed to surrender $55 million of subordinated notes issued by the Company in fiscal 1991 in exchange for $55 million in principal amount of variable rate senior notes due March 20, 2001 (“Old Notes”) issued by Holding and warrants entitling KIA IV to purchase up to 10% of the common stock of Holding on a fully diluted basis at an exercise price of $.01 per share, exercisable immediately. On March 24, 1998, an amendment to the agreement between Holding and KIA IV was entered into, whereby the Old Notes, including interest paid-in-kind, were exchanged for two variable rate senior notes totaling $92,181,000 (the “Variable Rate Senior Notes”). The Variable Rate Senior Notes were due on June 30, 2013 and bear interest at a variable rate ranging from 18% to 20% (18% as of March 31, 2005). The Variable Rate Senior Notes were structurally subordinated to the indebtedness of the Company and payments of principal and interest on the Variable Rate Senior Notes was dependent on the ability of the Company to make dividends to Holding, which ability is restricted by covenants contained in the Credit Agreement and the indenture governing the 9 3/4% Senior Secured Notes. Holding pledged all of the outstanding common stock of the Company as collateral securing the repayment of the Variable Rate Senior Notes.
The Variable Rate Senior Notes were paid in cash and shares of Company common stock upon completion of the Company’s initial public offering on April 20, 2005 (see Note 1).

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
6. Income Taxes
Significant components of the provision for income taxes attributable to continuing operations for the years ended March 31, 2004, 2005 and 2006 were as follows:

	2004	2005	2006
Current:
Federal	$—	$19,617,000	$12,124,000
State	1,458,000	2,254,000	6,033,000
Foreign	1,669,000	4,451,000	1,336,000

Total current	3,127,000	26,322,000	19,493,000

Deferred:
Federal	(10,267,000)	(5,131,000)	41,714,000
State	(733,000)	(3,450,000)	324,000
Foreign	—	—	360,000
Valuation allowances	11,000,000	(56,303,000)	(15,924,000)

Total deferred	—	(64,884,000)	26,474,000

	$3,127,000	$(38,562,000)	$45,967,000

The reconciliation of the income tax provision differs from that which would result from applying the U.S. statutory rate for the years ended March 31, 2004, 2005 and 2006 as follows:

	2004	2005	2006
Expected tax (benefit) at Federal statutory rate	$(7,152,000)	$20,539,000	$42,794,000
State tax expense, net of valuation allowance and federal taxes	947,000	(3,831,000)	4,132,000
Disallowed applicable high yield debt interest expense	5,385,000	2,935,000	15,924,000
Net increase in cash surrender values of life insurance	(6,213,000)	(7,527,000)	(7,200,000)
Change in federal valuation allowance	11,000,000	(51,605,000)	(15,924,000)
Other	(840,000)	927,000	6,241,000

Income tax provision	$3,127,000	$(38,562,000)	$45,967,000

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
As of fiscal 2005, Holding maintained a valuation allowance for the deferred portion of interest expense on its Variable Rate Senior Notes which was not likely to be utilized in the future. During fiscal 2006, as a result of the financial restructuring, Holding determined that the benefit for the deferred portion of interest expense, $15,924,000, had been forfeited. Holding removed the deferred tax asset and the corresponding valuation allowance of ($15,924,000), established in prior years, for the deferred tax asset.
Income before taxes primarily includes income from EMJ’s domestic and Canadian operations. For fiscal years 2004, 2005 and 2006, the Company’s foreign operations, including the captive insurance subsidiary, generated pre-tax income of $4,342,000, $12,949,000, and $4,886,000, respectively. EMJ has not provided U.S. tax on the undistributed earnings of EMJ-Canada because the Company intends to permanently reinvest the earnings into Canada. The undistributed earnings of EMJ-Canada were approximately $16,062,000 at March 31, 2006.
Significant components of the Company’s deferred income tax assets and liabilities at March 31, 2005 and 2006 were as follows:

	2005	2006
Deferred tax liabilities:
Tax over book depreciation	$11,280,000	$16,522,000
Purchase price adjustments	33,067,000	32,893,000
Additional minimum pension liability	1,066,000	—

Total deferred tax liabilities	45,413,000	49,415,000

Deferred tax assets:
Applicable high yield debt interest	43,010,000	—
AMT and other credit carryforwards	21,981,000	33,362,000
Pension accrual booked directly to equity	—	1,963,000
Net operating loss carryforwards	9,339,000	1,754,000
Workers compensation and other insurance accruals	3,828,000	3,358,000
Inventory and related reserves	4,138,000	4,226,000
Retirement savings plan accrual	4,765,000	3,175,000
Other	2,431,000	6,959,000
Valuation allowance for deferred tax assets	(15,924,000)	—

Net deferred tax assets	73,568,000	54,797,000

Net deferred tax asset	$(28,155,000)	$(5,382,000)

At March 31, 2006, the Company had net operating loss carryforwards of $5,011,000 for federal income tax purposes and $6,271,000 for state income tax purposes. The federal net operating loss carryforwards expire in the year 2024. At March 31, 2006, EMJ also had a federal alternative minimum tax credit carryforward of approximately $33,115,000, which can be utilized over an indefinite period of time. The ultimate realization of federal and state benefits from these loss and credit carryforwards is dependent on future profitable operations. In addition, as a result of the Merger, EMJ’s use of net operating losses and tax credits may potentially be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code. Nonetheless, management believes the net operating losses and tax credits will be realized within their respective carryforward periods .

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2005
7. Employee Benefit Plans
Retirement Savings Plan
The Company maintains, and prior to the April 2005 merger Holding maintained, a stock bonus plan (the “Plan”) for the Company’s nonunion employees who meet certain service requirements. Since April 1, 1999 (when Holding’s employee stock ownership plan was amended and became the stock bonus plan), the Company has fulfilled its obligations through annual contributions of cash or shares of Holding’s stock to a trust in amounts determined by the Board of Directors. Prior to an agreement reached with the Department of Labor in January 2003 (See Note 10), contributions were made in cash or shares of Holding’s stock as the Board of Directors determined. Since fiscal year 2001, all contributions have been made in cash. Participants vest at a rate of 20% per year of service and become fully vested at age 65 or upon retirement, disability or death. Upon the occurrence of a participant’s termination (as defined), retirement, disability, or death, the Plan was required to either distribute the vested balance in stock or to repurchase the vested balance for cash. Prior to the merger and financial restructuring and the Company’s initial public offering, if stock was distributed, it was accompanied by a put option to Holding under terms defined in the Plan.
Effective upon the closing of the April 2005 merger and financial restructuring and the initial public offering, participants no longer receive put options with respect to the Company common stock distributed to participants pursuant to the Plan upon termination of their employment. Upon consummation of the merger and financial restructuring, (1) the Holding common stock allocated to participants’ accounts was converted into shares of the Company’s common stock, (2) the series A preferred stock allocated to participants’ accounts was converted into shares of the Company’s common stock and cash, and (3) the Holding series B preferred stock was converted into shares of the Company’s common stock and cash.
On December 16, 2004, the Board of Directors approved the amended consent order and committed to make the special contribution to the Plan. On December 17, 2004, the amended consent order was executed by Holding, the benefits committee and the DOL, and on January 3, 2005, the amended consent order was entered by the district court and became effective. As of March 31, 2005, there were 2,454,119 shares of Holding common stock in the Plan of which 2,263,089 shares of Holding common stock were allocated to the accounts of participants who are still employees and are eligible to receive the special contribution in the form of common stock contributed to the Plan. The special contribution was to consist of up to 2,447,984 shares of Company common stock and cash bonuses paid through a special purpose cash bonus plan of approximately $1,146,000 in the aggregate to participants who are no longer employed by the Company. The Company recorded an expense of approximately $25,626,000 and $592,000 related to the special contribution for the fiscal years ended March 31, 2005 and March 31, 2006, respectively. At March 31, 2006, the Company’s remaining obligation was approximately 723,000 shares of Company common stock.
The Plan was amended in connection with the Company’s initial public offering to provide that on a phased-in basis over the two-year period after the initial public offering shares held in all participant accounts invested in the Company’s common stock will become eligible for diversification pursuant to a defined method in the Plan. The shares eligible for diversification as provided above will be those shares of the Company’s common stock allocated to such accounts as of the closing of the public offering, plus additional shares contributed to the stock bonus plan pursuant to the special contribution (as described in Note 10), which will be eligible for diversification as provided above immediately following the special contribution.
Effective August 1, 2005, the Earle M. Jorgensen Capital Accumulation Plan (“ECAP”) was merged into the stock bonus plan to form a combined retirement saving plan that was registered with the SEC on a Form S-8. The remaining special contribution obligation will be made to the retirement savings plan. Upon consummation of the Merger in April 2006, Reliance assumed EMJ’s liabilities under the consent order and Reliance common stock will be issued pursuant to the special contribution.
At March 31, 2005, shares of series A preferred stock, series B preferred stock and common stock owned by the Plan totaled 32,889, 27,861 and 2,454,119, respectively. After giving effect to the merger and financial restructuring, shares of Company common stock owned by the Plan totaled 5,220,887 at March 31, 2005. Company shares owned by the plan at March 31, 2006 totaled 6,328,082.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2005
For fiscal years ended March 31, 2004, 2005, and 2006, contributions accrued to the Plan’s trust totaled $2,783,000, $3,597,000 and $3,862,000 which represented 5% of eligible compensation for each of the respective periods. The contributions payable as of March 31, 2004, 2005 and 2006 have been paid in cash.
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
Components of net periodic pension cost associated with the Company’s pension plans for years ended March 31, 2004, 2005 and 2006 are as follows:

	2004	2005	2006
Service cost of benefits earned during the period	$523,000	$665,000	$655,000
Interest cost on projected benefit obligation	879,000	1,014,000	1,057,000
Expected return on plan assets	(763,000)	(1,004,000)	(1,053,000)
Amortization of prior service cost	(37,000)	131,000	143,000
Recognized net loss	267,000	180,000	119,000

Net periodic pension cost	$869,000	$986,000	$921,000

	2005	2006
Weighted average assumptions as of March 31:
Discount Rate	6.00%	6.00%
Expected return on assets	8.25%	8.25%
Rate on compensation increase	—%	—%

Categories of plan assets	2005	2006
Bonds	15%	38%
Stocks	85%	59%
Cash	—%	3%
Expected contributions in the next fiscal year will be $1,000,000.
Effective October 3, 2005, City National Bank (“CNB”) became the trustee of the Hourly Plan and all assets were transferred from Wells Fargo to CNB on that date. The Hourly Plan’s assets invested in a diversified portfolio with the following long-term targeted structure including the following mix of investments: 60% in common equities of primarily large cap U.S. companies and equities of developed country international shares, and 40% to fixed income and cash equivalent securities including a mix of bonds of U.S. corporations, U.S. Treasury securities and federal government agency securities.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
The following provides a reconciliation of the changes in the benefit obligation and fair value of plan assets, and the funded (unfunded) status of the pension plans for the years ended March 31, 2005 and 2006.

	2005	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$15,791,000	$17,929,000
Service cost	665,000	655,000
Interest cost	1,014,000	1,057,000
Change in assumptions	—	2,243,000
Amendments	1,151,000	85,000
Benefit payments	(955,000)	(667,000)
Actuarial loss (gain)	263,000	(65,000)

Benefit obligation at end of year	17,929,000	21,237,000

Change in Plan Assets:
Fair value of plan assets at beginning of year	11,719,000	12,664,000
Actual return on assets	1,106,000	883,000
Benefit payments	(955,000)	(667,000)
Company contributions	794,000	794,000
Fees	—	(15,000)

Fair value of plan assets at end of year	12,664,000	13,659,000

Unfunded	(5,265,000)	(7,578,000)
Unrecognized prior service cost	888,000	831,000
Unrecognized net actuarial gain	2,761,000	5,004,000

Net amount recognized	$(1,616,000)	$(1,743,000)

The change in assumptions was the result of lowering the discount rate from 6.0% to 5.5% and a change in the mortality tables to reflect the improvement in life expectancy.
The following provides a reconciliation of the changes in the benefit obligation and fair value of plan assets, and the funded (unfunded) status of the pension plans for the years ended March 31, 2005 and 2006.

	2005	2006
Amounts recognized in balance sheets consist of:
Prepaid cost	$—	$—
Accrued benefit liability	(5,242,000)	(7,555,000)
Intangible asset	888,000	831,000
Accumulated comprehensive loss-additional minimum liability	2,738,000	4,981,000

Net amount recognized	$(1,616,000)	$(1,743,000)

Weighted average assumptions as of March 31:
Discount rate	6.00%	5.50%
Rate of compensation increase	—	—
Measurement date for assets and liabilities	1/1/2005	1/1/2006

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described below. Specifically, the expected return on equities (U.S. and foreign combined) is 10%, and the expected return on debt securities (including higher and lower quality bonds) is 5%.
In accordance with union agreements, the Company also contributes to multi-employer defined benefit retirement plans covering substantially all union employees at certain locations. At March 31, 2006, three different unions represented approximately 578 of the Company’s employees from 14 locations (33% of total employees). The Company’s collective bargaining agreements expire at staggered dates through March 2010; bargaining agreements that will expire in fiscal 2007 represent 3% of total employees. Expenses incurred in connection with these plans totaled $1,798,000, $1,978,000 and $1,923,000 in fiscal years 2004, 2005 and 2006, respectively.
Post-Retirement Benefit Plan
In addition to the Company’s defined benefit pension plans, the Company sponsors a defined benefit health care plan that provides post-retirement medical and dental benefits to eligible full time employees and their dependents (the “Post-Retirement Plan”). The Post-Retirement Plan is fully insured, with retirees paying a percentage of the annual premium. Such premiums are adjusted annually based on age and length of service of active and retired participants. The Post-Retirement Plan contains other cost-sharing features such as deductibles and coinsurance. The Company recognizes the cost of future benefits earned by participants during their working careers, as determined using actuarial assumptions. Gains and losses realized from the remeasurement of the plan’s benefit obligation are amortized to income over three years.
Components of the net periodic pension expense associated with the Company’s Post-Retirement Plan for years ended March 31, 2004, 2005 and 2006 are as follows:

	2004	2005	2006
Service cost of benefits earned during the period	$293,000	$340,000	$378,000
Interest cost on projected benefit obligation	271,000	295,000	338,000
Recognized net loss	55,000	187,000	257,000

Net periodic pension expense	$619,000	$822,000	$973,000

Weighted average assumptions as of March 31:

Discount rate		6.00%	6.00%
Health care cost trend rate		11.00%	10.00%
The following tables provide a reconciliation of the changes in the benefit obligation and the unfunded status of the Post-Retirement Plan for the years ended March 31, 2005 and 2006:

Change in Benefit Obligation:	2005	2006
Benefit obligation at beginning of year	$4,916,000	$5,463,000
Service cost	340,000	378,000
Interest cost	295,000	337,000
Change in assumptions	—	84,000
Benefit payments	(293,000)	(278,000)
Actuarial loss	205,000	564,000

Benefit obligation at end of year	5,463,000	6,548,000

Unfunded	(5,463,000)	(6,548,000)
Unrecognized prior service cost	—	—
Unrecognized net actuarial gain	496,000	886,000

Accrued benefit cost	$(4,967,000)	$(5,662,000)

Weighted average assumptions as of March 31:

Discount rate	6.00%	5.50%
Health care cost trend rate	11.00%	10.00%
Measurement date for assets and liabilities	1/1/2005	1/1/2006

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
The health care cost trend rate of 10.0% used in the calculation of net benefit cost of the Post-Retirement Plan is assumed to decrease 1.0% per year to 6.0% for 2009 and remain at that level thereafter. Assumed health care trend rates have a significant effect on the amounts reported for the Company’s Post-Retirement Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$112,000	$(94,000)
Effect on postretirement benefit obligation	820,000	(703,000)
8. Stockholders’ Equity
Holding Preferred and Common Stock Subject to Redemption
Holding preferred stock and common stock subject to “put rights,” which were exercisable under certain limited circumstances under the Company’s stock bonus plan and under an agreement entered into with certain employees who purchased shares of Holding’s common and preferred stock (the “Stockholders’ Agreement”), are presented separately from Holding preferred stock and common stock which were not subject to put rights in order to distinguish the shares from Holding’s permanent capital in the legal sense. Further, shares subject to put rights are presented in the financial statements at the amount which would be paid if the shares were to be redeemed. Accordingly, in the accompanying consolidated balance sheets, “Holding preferred and common stock subject to redemption” has been stated at its redemption price. The account “Reclassification to value of Holding preferred and common stock subject to redemption in certain circumstances” was adjusted annually as a result of changes in the market value of the related stock based on annual appraisals.
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
Shares of Holding series A preferred stock had a stated liquidation value of $100 per share and were entitled to a minimum cumulative 13% dividend, based on such stated liquidation value. Because the Holding series A preferred stock was not redeemed on or prior to the 11th anniversary of its original issuance, the dividend rate increased 500 basis points (to 18%) beginning fiscal 2002, and such rate remained in effect until converted in conjunction with the Company’s merger and financial restructuring on April 20, 2005. Dividends could be paid in cash or shares of preferred stock provided that not less than 35% of any dividend must be paid in cash. The Variable Rate Senior Notes, the Credit Agreement and the 9 3/4% Senior Secured Notes preclude the payment of any cash dividends on Holding series A preferred stock. At any time when the Company has not paid dividends on the Holding series A preferred stock for two consecutive periods, the holders of the Holding series A preferred stock were entitled to elect one director to the Board of Directors of the Company. The holders of the Holding series A

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
preferred stock have elected a director to the Board of Directors of the Company. Except for the right to elect a director, the Holding series A preferred stock had no right to vote except for certain matters that would affect the preferential rights of the Holding series A preferred stockholders or in matters related to mergers, consolidations or other business combinations (as defined). The 2005 Merger Agreement provided, among other things, for the suspension of dividend accruals on the Holding series A preferred stock from and after September 29, 2004. Undeclared dividends in arrears totaled $33,767,000 and $0 at March 31, 2005 and 2006, respectively.
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
Shares of Holding series B preferred stock were entitled to cumulative dividends at varying rates (14.0% at March 31, 2005) payable quarterly in additional shares of Holding series B preferred stock, common stock or cash. The dividend rate of the Holding series B preferred stock was reset annually in advance as of each April 1 to a rate that would maintain its fair market value at an amount equal to its stated value. Beginning with the quarter ended March 31, 1997, such dividend rate was increased by 150 basis points for dividends not paid in cash (to an effective rate of 15.5% at March 31, 2005). The Variable Rate Senior Notes, the Credit Agreement and the 9 3/4% Senior Secured Notes precluded the payment of cash dividends on the Holding series B preferred stock and therefore all dividends declared were paid-in-kind as of March 31, 2004. The 2005 Merger Agreement provided, among other things, for the suspension of dividend accruals on the Holding series B preferred stock from and after September 29, 2004. There were no undeclared dividends in arrears at March 31, 2005.
The Holding series B preferred stock was converted in conjunction with the company’s merger and financial restructuring on April 20, 2005. The consideration provided for the conversion of the Holding series B preferred stock consisted of 1,409,751 shares of the Company’s common stock and $13,784,000 in cash.
Holding Common Stock
Each outstanding share of Holding common stock was entitled to one vote on each matter submitted to a vote of stockholders except as otherwise provided in the Stockholders’ Agreement with respect to the election of directors. Holders of Holding’s common stock were entitled to share equally in such cash dividends as may be declared by the Board of Directors out of funds legally available therefor, and upon liquidation would be entitled to receive pro rata all assets of Holding available for distribution to such holders. The Variable Rate Senior Notes, the Credit Agreement and the 9 3/4% senior secured notes precluded payment of any cash dividends on the Company’s common stock. The Holding series A and series B preferred stock prohibited the payment of cash dividends on Holding’s common stock unless all accumulated preferred dividends had been paid.
Company Common Stock
At March 31, 2005 the Company had 128 shares of common stock outstanding, all of which were held by Holding, and no shares of preferred stock outstanding.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
Upon consummation of the merger and financial restructuring and initial public offering on April 20, 2005, the Company had 48,517,094 shares of common stock and no shares of preferred stock outstanding. EMJ’s certificate of incorporation authorizes the issuance of up to 90,000,000 shares of capital stock, of which 80,000,000 shares are designated common stock and 10,000,000 shares are designated preferred stock. The Company assumed the obligations of Holding to make a special contribution of up to 2,447,984 additional shares of Company common stock in the aggregate to (1) the Plan and (2) a supplemental stock bonus plan, and had reserved 2,447,984 shares of our common stock for issuance in connection with the special contribution.
Upon completion of the Merger effective April 3, 2006 the Company will have 1,000 shares of common stock outstanding, all of which are held by Reliance. The special contribution to the Plan will be made in Reliance common stock.
9. Stock Option Plans
Holding Stock Option Plan
In January 1997, Holding adopted a stock option plan that provided the granting of qualified and nonqualified options to purchase shares of Holding’s common stock to directors, consultants, officers and other key employees at a price not less than the fair market value on the date of grant. Options were generally granted for a period not to exceed ten years and were exercisable under terms and conditions as determined by Holding’s executive committee. Since adopting the stock option plan, Holding has only granted options to directors, officers and other key employees.
The following table summarizes activity for shares subject to options as of and for the fiscal years ended March 31, 2004, 2005, 2006:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at March 31, 2003	2,136,500	$5.87
Exercised, Canceled or Expired	(35,500)	$7.83

Outstanding at March 31, 2004	2,101,000	$5.84
Exercised, Canceled or Expired	(370,000)	$5.47

Outstanding at March 31, 2005	1,731,000	$5.92

Outstanding Options at March 31, 2005, as modified	3,053,668	$3.35
Granted	819,000	$8.96
Exercised, Canceled or Expired	(12,000)	$8.89

Outstanding at March 31, 2006	3,860,668	$4.53

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006 (see Note 13).

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining			Average Exercise
Range of	Outstanding at	Contractual Life	Weighted Average	Exercisable At	Price of Options
Exercise Price	March 31, 2006	In Years	Exercise Price	March 31, 2006	Exercisable
$1.89 — $3.12	2,161,027	2.7	$2.94	2,161,027	$2.94
$4.14 — $4.63	892,641	4.5	$4.36	892,641	$4.36
$7.24 — $8.89	734,000	9.2	$8.87	191,000	$8.80
$9.80 — $10.00	73,000	9.1	$9.94	55,750	$9.98
	3,860,668	4.5	$4.53	3,300,418	$3.78

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
2004 Stock Incentive Plan
On December 16, 2004, the Company adopted its 2004 stock incentive plan (the “Stock Incentive Plan”). The Company’s officers, employees, consultants and directors are eligible to participate in the Stock Incentive Plan. The Company’s compensation committee administered the Stock Incentive Plan and had broad discretion to select the persons to whom awards may be granted, as well as the type, size and terms and conditions of each award, including when awards become exercisable or otherwise vest and the exercise price for options granted. There are 2,425,856 shares of Company common stock available for issuance under the Stock Incentive Plan.
The maximum aggregate number of shares of Company common stock that may be covered by awards granted under the Stock Incentive Plan to any one participant during any calendar year is 750,000. The Stock Incentive Plan permits grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock-based awards.
Unless the Stock Incentive Plan is earlier terminated by the Company’s Board of Directors, the Stock Incentive Plan will automatically terminate on December 17, 2014. Awards granted before the termination of the Stock Incentive Plan may extend beyond that date in accordance with their terms (see Note 13).
10. Commitments and Contingencies
Lease Commitments
The Company leases, under several agreements with varying terms, certain office and warehouse facilities, equipment and vehicles. Rent expense totaled $22,302,000, $21,308,000 and $20,446,000 for the years ended March 31, 2004, 2005 and 2006, respectively. Sublease income for the years ended March 31, 2004, 2005 and 2006 was $653,000, $735,000 and $816,000, respectively. Minimum rentals of certain leases escalate from time to time based on certain indices.
At March 31, 2006 the Company was obligated under non-cancelable operating leases for future minimum rentals as follows:

Fiscal year:
2007	$15,799,000
2008	13,447,000
2009	10,845,000
2010	8,821,000
2011	8,111,000
Thereafter	42,317,000

Subtotal	99,340,000
Less: Non-cancelable subleases	(6,355,000)

Net lease obligations	$92,985,000

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

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
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
The Department of Labor — In August 2004, Holding and the benefits committee submitted a proposal to the DOL for the amendment of the consent order to change the methodology used in preparing annual valuations for the Plan. In connection with the change in valuation methodology, Holding also determined that it would be in the best interests of the Plan to make a special contribution of additional shares of Holding common stock with respect to the shares of Holding common stock held by the Plan. This contribution (which would be converted into a contribution of Company common stock upon consummation of the financial restructuring) would offset the adverse effect on participants in the Plan, because the change in methodology would cause a significant decrease in the appraised value of the Holding common stock. This proposal was approved by the DOL on November 17, 2004. On December 16, 2004, the board of directors of Holding approved the amended consent order and the program documents committing to make the special contribution to the Plan, and on December 17, 2004, the amended consent order was executed by Holding, the benefits committee and the DOL, and on January 3, 2005, the amended consent order was entered by the district court and became effective.
Holding authorized a special contribution of additional shares of Holding common stock or common stock equivalents to (1) the Plan, (2) the supplemental stock bonus plan and (3) a cash bonus plan. The special contribution was to consist of 1.0817 shares of Holding common stock or its equivalent with respect to each share of Holding common stock held in the Plan. This amount is equal to (a) the difference between the appraised value as of March 31, 2004 using the old methodology and the appraised value as of March 31, 2004 using the new methodology, divided by (b) the appraised value as of March 31, 2004 using the new methodology, adjusted for the dilutive effect of such contribution. After giving effect to the special contribution, the Plan participants holding Holding common stock will continue to have shares of Holding common stock with the same aggregate value, notwithstanding the change in valuation methodology which otherwise would have had the effect of reducing the aggregate value of their equity interests. As of March 31, 2005, there were 2,454,119 shares of Holding common stock in the Plan of which 2,263,089 shares of Holding common stock were allocated to the accounts of participants who are still Company employees and are eligible to receive the special contribution in the form of common stock contributed to the Plan. The special contribution was to consist of up to 2,447,984 shares of Holding common stock or its equivalent and cash bonuses paid through a special purpose cash bonus plan of approximately $1,146,000 in the aggregate to participants who are no longer employed by the Company. The Company charged approximately $25,626,000 in the aggregate to expenses in fiscal 2005 with respect to the commitment to make the special contribution in December 2004.
To ensure compliance with the Internal Revenue Code and ERISA requirements, the first contribution was made after the completion of the Plan year ended March 31, 2005. Due to certain Internal Revenue Service rules limiting the amount of contributions that can be made in a single year, the contributions will be made over two years, and affected participants who are no longer employed by the Company will receive the program benefits in cash payments outside the stock bonus plan. Other Internal Revenue Service rules limit contributions that discriminate in favor of highly compensated employees. Holding has adopted an amendment to the Plan that provides for stock contributions for the Plan years ending March 31, 2005 and March 31, 2006. To the extent legally permissible, each participant will receive the special contribution of 1.0817 additional shares of Holding common stock for each share of Holding common stock which remained in their account as of the date of the amended consent order in two contributions. To the extent participants do not receive their full allocation under the Plan over the two years, the program benefits will be provided under a special purpose cash bonus plan or through credits of units under a phantom stock plan called the supplemental stock bonus plan. The program has been designed to ensure that each participant will receive the equivalent value of their allocation of the special contribution determined as of the date of the amended consent order, whether or not they continue to be employed by the Company or continue to be a Plan participant.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
Upon the consummation of the merger and financial restructuring in April 2005, EMJ assumed Holding’s obligations under all aspects of the program and the stock contributions were to be made in EMJ’s common stock.
Effective August 1, 2005, the Company merged the Earle M Jorgensen Capital Accumulation (“ECAP”) into the stock bonus plan to form a combined retirement savings plan that was registered with the SEC on a Form S-8. The remaining special contribution obligation will be made to the retirement savings plan and consists of the equivalent of approximately 723,000 shares of EMJ’s common stock, but will be made in shares of Reliance common stock as a result of the 2006 Merger. As of March 31, 2006 we had an accrual of approximately $10,955,000 with respect to the commitment to make the special contribution (see Note 13 Subsequent Event).
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
During fiscal years 2004, 2005 and 2006, expenditures totaling approximately $0.2 million per year were made in connection with monitoring and investigation activities at sites with contaminated soil and/or groundwater. As of March 31, 2006, an accrual of approximately $0.8 million existed for future investigation activities related to the Forge (Seattle/Kent, WA) and Clinton Drive (Houston, TX) sites, as discussed below. The Company does not consider any other pending environmental matters to be material.
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
On July 10, 2003, pursuant to a request from the EPA, the Company executed an AOC under CERCLA to investigate certain areas of the Forge facility to determine whether it has contributed to certain contamination of the Lower Duwamish Waterway that is expected to be the subject of remedial action by a neighboring facility. The initial estimate of the cost of proposed work under the AOC ranged from $0.4 million to $0.5 million of which approximately $0.3 million has been spent as of March 31, 2006. In addition, as of March 31, 2006, the Company had an accrual of approximately $0.2 million with respect to the Forge facility for environmental investigation and remediation costs for compliance and sampling work with respect to the AOC. On April 15, 2003, the Company signed a funding and participation agreement with the current owners of the Forge property, which requires the Company to fund 85% of costs to be incurred in connection with the investigation activities to be performed under the AOC.
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

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
In February 2005, Fireman’s Fund Insurance Company and Associated Indemnity Corporation (“Fireman’s Fund”), the insurance carrier that issued the Company’s policies during the years 1972 through 1992, issued a letter agreeing to defend the Company in this matter and reserving their rights to disclaim any obligation to indemnify the Company and to assert any and all defenses to coverage under the policies. Fireman’s Fund has reimbursed the Company for defense and investigation costs previously incurred and is now paying defense and investigation costs on a current basis. On December 5, 2005, the Fireman’s Fund sent the Company a retroactive adjustment with respect to the Fireman’s Fund insurance policies asking for an additional premium of $864,282 which is based on losses valued as of October 1, 2005. The adjustment was paid in the fourth quarter ended March 31, 2006.
On November 16, 2005, the Washington Department of Ecology sent a notice of potential liability for the release of hazardous substances to the Company, identifying the Company as a person potentially liable for the release of hazardous substances at the Forge facility. The Company responded to the notice on December 9, 2005. In response, the Company explained the ownership of the property and agreements made between the Company and the current owners, which make the current owners fully responsible for any further investigation or remediation for the uplands portion of the site. The response further explained that Boeing and the Company are currently discussing with the EPA the implementation of remediation of sediments adjacent to the Company and Boeing properties.
Clinton Drive (Houston, TX). In connection with the sale of a surplus facility in Houston, Texas, an environmental investigation of the site detected benzene in the groundwater at the site that the Company believes came from previously removed diesel/gasoline underground storage tanks. Based on additional sampling and tests, traces of chlorinated solvents were also detected in the groundwater at the site. In connection with the sale of the property, on December 9, 2004, the Company entered into an agreement with the buyer whereby the Company performed the following:
•	filed a voluntary clean-up application with the Texas Commission for Environmental Quality (“TCEQ”), that commits the Company to clean-up the soil and groundwater at the site for the benzene and chlorinated solvents to acceptable levels in accordance with TCEQ requirements;

•	funded an escrow account with $0.5 million to be available to complete required clean-up and subsequent monitoring activities; and

•	indemnified the buyer for pre-existing environmental issues on the site based on applicable TCEQ industrial/commercial standards.
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
11. Legal
Champagne Metals. On April 22, 2002, Champagne Metals, a small metals service center distributing aluminum coil products in Oklahoma, brought suit against the Company and six other metals service centers in the federal District Court for the Western District of Oklahoma. Champagne Metals alleged that the Company had conspired with the other metals service centers to induce or coerce aluminum suppliers to refuse to designate Champagne Metals as a distributor in violation of federal and state antitrust laws and that such conspiracy further constituted tortious interference with business and contractual relations. Champagne Metals sought treble damages on its antitrust claims and punitive damages in addition to actual damages. The Company and the other defendants filed motions for summary judgment, and on June 15, 2004, the federal District Court for the Western District of Oklahoma entered an order granting the motions for summary judgment of each of the defendants including the Company and dismissed the case. Champagne Metals has appealed the judgment. The 10th Circuit Court of Appeals Mandatory Settlement and Procedural Matters Conference occurred on September 17, 2004, without anything substantive taking place. On November 5, 2004, the plaintiff filed and served its Appellant’s Brief on Appeal. Defendants’ Responsive Brief on Appeal was filed on December 22, 2004, and plaintiff filed Appellant’s Reply Brief on January 19, 2005, and no further response from the court has been received.
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

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
12. Quarterly Results of Operations (unaudited)
Summary unaudited financial data are as follows:

2005	Jun 30,	Sep 29,	Dec 31,	Mar 31,
	(dollars in thousands)
Revenues	$361,636	$389,271	$401,683	$456,300
Gross profit	105,561	110,543	107,750	100,165
Net income	11,703	21,852	4,519	59,429

2006	Jun 29,	Sep 28,	Dec 30,	Mar 31,
Revenues	$443,972	$412,916	$428,818	$504,070
Gross profit	115,598	103,934	110,308	131,084
Net income	22,582	18,878	18,165	16,675
The quarter ended January 1, 2005 included a $17,327,000 charge for the special contribution to the Plan as discussed in Note 7, the $6,250,000 termination fee paid to Kelso in connection with an amendment to the Company’s financial advisory agreement with Kelso, the $3,500,000 performance bonus paid to the Company’s chief executive officer, and the non-cash charge of $1,557,000 in connection with the adoption of SFAS No. 123, Accounting for Stock-Based Compensation. The quarter ended March 31, 2005 includes an additional $8,299,000 charge related to the Company’s obligation to mark to market the special contribution shares at the initial public offering price of $10 per share.
The first quarter ended June 29, 2006, included an $8,500,000 IPO bonus paid in April 2006. The fourth quarter ended March 31, 2006, included a $1.6 million write off of unamortized fees related to the termination of the Company’s Credit Agreement and approximately $5,000,000 related to the Merger.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2006
13. Subsequent Event
On April 3, 2006, Reliance completed its acquisition of EMJ. Pursuant to the Agreement and Plan of Merger (the “2006 Merger Agreement”), each share of EMJ common stock, par value $0.001, was entitled to be exchanged for consideration equal to $6.50 per share of EMJ common stock and 0.0892 of a share of Reliance common stock, no par value. The total cash consideration for outstanding shares of EMJ common stock was approximately $326.5 million, subject to adjustments for fractional shares.
The fraction of the share of Reliance common stock issued in exchange for each share of EMJ common stock as a result of the Merger was determined by the average daily closing sale price for Reliance common stock reported on the New York Stock Exchange for the 20-day trading period ending with and including the second complete trading day prior to the date that the Merger became effective (“Average Stock Price”). The Average Stock Price for that 20-day period was $86.43, which exceeded the upper limit of the 15% symmetrical collar established in the Merger Agreement. The value of the combined cash and stock consideration to be paid to EMJ stockholders was approximately $14.21 per share of EMJ common stock based on the Average Stock Price. The actual value of the stock portion of the consideration may differ depending on the market value of the Reliance common stock on the date that it was issued.
EMJ held a meeting of its stockholders on March 31, 2006 and the EMJ stockholders adopted and approved the Merger Agreement. Reliance and EMJ had filed a registration statement on Form S-4, as amended (File No. 333-232625), including a proxy statement/prospectus, with the SEC to register the approximately 4,481,149 shares of Reliance common stock, no par value (the “Reliance Shares”), without adjustment for fractional shares, to be issued pursuant to the 2006 Merger Agreement.
Upon completion of the Merger, holders of outstanding options to purchase EMJ common stock granted originally under the Earle M. Jorgensen Holding Company, Inc. Option Plan effective as of January 30, 1997, as amended, and assumed by EMJ effective as of April 20, 2005, received for each such option an amount of cash equal to $13.00 minus the applicable per share exercise price. Each outstanding option to purchase EMJ common stock granted pursuant to the Earle M. Jorgensen Company 2004 Stock Incentive Plan has been converted automatically into an option to purchase Reliance common stock on the same terms and conditions as were applicable to such options prior to the Merger, except that the number of shares of Reliance common stock that are subject to such option was adjusted by an exchange ratio comparable to the consideration paid for outstanding shares of EMJ common stock, and the exercise price was similarly adjusted, so as to preserve the economic value of each option.
Additionally, upon completion of the Merger on April 3, 2006, EMJ was obligated for commitments totaling $10.7 million which included $5.7 million of investment banking fees and $5.0 million for special bonuses paid to EMJ management. These amounts were paid in April 2006.
Reliance common stock also will be issued to satisfy the Company’s obligations under the DOL amended consent order.

EARLE M. JORGENSEN COMPANY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E
	Balance at	Charges to	Amounts	Balance at
	beginning	costs and	charged off	end
Description	of period	expenses	(net of recoveries)	of period
Allowance for doubtful accounts

Year ended March 31, 2004	$390,000	$2,880,000	$(2,669,000)	$601,000
Year ended March 31, 2005	601,000	1,873,000	(1,375,000)	1,099,000
Year ended March 31, 2006	1,099,000	1,383,000	(1,491,000)	991,000

Reserve for inventory

Year ended March 31, 2004	$3,177,000	$1,123,000	$(912,000)	$3,388,000
Year ended March 31, 2005	3,388,000	1,497,000	(1,446,000)	3,439,000
Year ended March 31, 2006	3,439,000	1,010,000	(313,000)	4,136,000