Form 10-Q
period 2006-06-30
JORGENSEN EARLE M CO /DE/
filed 2006-08-14
CIK 54003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-7537
EARLE M. JORGENSEN COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1269024 (I.R.S. Employer Identification No.)

10650 Alameda Street, Lynwood, California (Address of principal executive offices)	90262 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒
     As of August 11, 2006, 1,000 shares of the registrant’s common stock, par value $.001 per share, were outstanding. All shares outstanding were owned by Reliance Steel & Aluminum Co. The registrant is filing with reduced disclosures subject to meeting the conditions of General Instruction H(1)(a) and (b).

EARLE M. JORGENSEN COMPANY

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
EARLE M. JORGENSEN COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	March 31,
	2006	2006
	Successor	Predecessor
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,246	$60,402
Accounts receivable, less allowance for doubtful accounts of $4,164 and $991 at June 30, 2006 and March 31, 2006, respectively	214,303	193,622
Inventories	376,571	252,364
Prepaid expenses and other current assets	4,864	10,188

Total current assets	615,984	516,576

Property, plant and equipment at cost:
Land	39,030	23,332
Buildings	65,793	67,747
Machinery and equipment	90,456	144,002
Accumulated depreciation	(3,069)	(95,959)

	192,210	139,122

Goodwill	329,449	—
Intangible assets, net	280,473	—
Cash surrender value of life insurance policies, net	48,567	42,006
Deferred income taxes	9,363	9,003
Other assets	18,071	6,675

Total assets	$1,494,117	$713,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185,611	$199,610
Accrued expenses	31,949	28,464
Accrued compensation and retirement costs	32,778	44,998
Income taxes payable	13,349	3,183
Deferred income taxes	3,621	3,621
Current maturities of long-term debt	715	715

Total current liabilities	268,023	280,591

Intercompany borrowings	30,641	—
Long-term debt	273,138	252,155
Long-term retirement costs	18,582	19,056
Deferred income taxes	147,182	—
Commitment and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 1,000 and 80,000,000 shares authorized; 1,000 and 50,237,094 shares issued at June 30, 2006 and March 31, 2006, respectively	—	50
Capital in excess of par value	729,674	364,018
Accumulated other comprehensive income (loss)	1,082	(3,067)
Retained earnings (deficit)	25,795	(199,421)

Total stockholders’ equity	756,551	161,580

Total liabilities and stockholders’ equity	$1,494,117	$713,382

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands)

	Three Months Ended
	June 30,	June 29,
	2006	2005
	Successor	Predecessor
	(Unaudited)
Net sales	$496,121	$443,972
Other income (expense), net	(1,481)	—

	494,640	443,972

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown below)	368,946	328,374
Warehouse, delivery, selling, general and administrative	75,706	65,545
Depreciation and amortization	4,420	2,670
Interest	5,512	13,638

	454,584	410,227

Income before income taxes	40,056	33,745
Provision for income taxes	14,261	11,163

Net income	$25,795	$22,582

See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Three Months Ended
	June 30,	June 29,
	2006	2005
	Successor	Predecessor
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$25,795	$22,582
Adjustments to reconcile net income to net cash used in operating activities:
Loss (gain) from the revaluation of common stock obligation to the Retirement Savings Plan	653	(4,357)
Depreciation and amortization	4,420	2,670
Debt premium amortization	(887)	—
Deferred taxes	(1,316)	—
Amortization of debt issue costs	—	330
Loss (gain) on sales of property, plant and equipment	157	(13)
Stock-based compensation	482	139
Increase in cash surrender value of life insurance over premiums paid	(6,323)	(8,295)
Changes in operating assets and liabilities:
Accounts receivable	(20,681)	(14,604)
Inventories	(32,125)	(13,732)
Prepaid expenses and other current assets	5,324	1,613
Accounts payable and accrued expenses	(18,191)	(45,830)
Other	(8,151)	(706)

Net cash used in operating activities	(50,843)	(60,203)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,347)	(7,840)
Proceeds from sales of property, plant and equipment	199	30
Premiums paid on life insurance policies	(238)	(464)
Proceeds from redemption of life insurance policies	—	2,669

Net cash used in investing activities	(6,386)	(5,605)

FINANCING ACTIVITIES:
Net borrowings under intercompany revolving loan agreement	30,641	—
Funding of letters of credit	(13,629)	—
Net borrowings under revolving loan agreements	—	57,718
Net proceeds from initial public offering	—	161,792
Cash paid in exchange for senior variable rate notes	—	(127,091)
Cash paid upon conversion of Holding’s series A preferred stock	—	(23,245)
Cash paid upon conversion of Holding’s series B preferred stock	—	(13,784)
Principal payments on long-term debt	(5)	—
Payments of debt issue costs	—	(43)
Payments on other debt	—	(500)

Net cash provided by financing activities	17,007	54,847

Effect of exchange rate changes on cash	66	(28)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,156)	(10,989)
Cash and cash equivalents at beginning of period	60,402	19,994

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,246	$9,005

Supplemental cash flow information:
Interest paid during the period	$12,403	$13,497
Income taxes paid during the period	$4,013	$20,514

EARLE M. JORGENSEN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(continued)
(in thousands, except per share data)
     DISCLOSURE OF NON-CASH TRANSACTIONS:
     In April 2005, in conjunction with the Company’s merger and financial restructuring and initial public offering, the Company issued 16,784,999 shares of its common stock in consideration for a portion of the variable rate senior notes of Holding and a portion of the Holding series A preferred stock and Holding series B preferred stock valued, in the aggregate, at $167,850, based on an initial public offering price of $10.00 per share. In addition, the Company converted Holding common stock and outstanding warrants into 14,132,095 shares of the Company’s common stock. In July 2005, the Company contributed 1,720,000 shares of its common stock to the Retirement Savings Plan. The value at the date of contribution was $8.18 per share of common stock.
     References to “the Company” for dates prior to April 3, 2006 mean the Predecessor which was merged (the “Merger”) with and into a subsidiary of Reliance Steel & Aluminum Co. (“Reliance”), and references to “the Company” for periods on or after April 3, 2006 are references to the Successor Reliance subsidiary. As a result of the Merger, Reliance assumed the Company’s obligation to issue stock to the Company’s Retirement Savings Plan, and in June 2006, Reliance contributed 39,144 shares (78,288 shares post-split) of Reliance common stock to the Company’s Retirement Savings Plan. The value at the date of contribution was $72.30 per share ($36.15 post-split).
     The financial statements of the Successor contain the non-cash fair value adjustments from the push-down of the purchase accounting adjustments from the acquisition of the Company by Reliance. The preliminary allocation of the total purchase price of approximately $729,000 has been allocated to the various assets and liabilities of the Successor, see Note 2.
See accompanying notes to consolidated condensed financial statements.

EARLE M. JORGENSEN COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2006
1. Basis of Presentation and Consolidation
     Earle M. Jorgensen Company (the “Company” or “EMJ”) became a wholly-owned subsidiary of Earle M. Jorgensen Holding Company, Inc. (“Holding”) as the result of a series of business combinations and mergers effective April 1, 1990. On April 20, 2005, the Company completed its merger and financial restructuring, pursuant to which Holding was merged with and into a wholly-owned subsidiary of the Company. In addition, the Company completed its initial public offering of its common stock on April 20, 2005. The Company’s common stock traded on the New York Stock Exchange under the symbol “JOR” until April 3, 2006. For accounting purposes the financial restructuring was accounted for as a combination of entities under common control. Accordingly, the financial position and results of operations of Holding have been included for all periods presented for the Company.
     On April 3, 2006, Reliance Steel & Aluminum Co., a California corporation (“Reliance”), acquired the Company. The Company was merged with and into (the “Merger”) RSAC Acquisition Corp., a Delaware corporation (the “Surviving Corporation”), which, as the surviving corporation, continues to operate as a wholly-owned subsidiary of Reliance, and the Surviving Corporation changed its name to “Earle M. Jorgensen Company” pursuant to that certain Agreement and Plan of Merger (the “2006 Merger Agreement”), dated January 17, 2006 by and among Reliance, the Company and the Surviving Corporation as described in that Form 8-K Current Report filed January 19, 2006. In addition, on April 3, 2006, upon completion of the Merger, the Company’s common stock was delisted from the New York Stock Exchange. Reliance is the only registered holder of the Company’s common stock. As a result of the acquisition of the Company by Reliance, a change in control occurred, and a new reporting entity exists. For purposes of presentation and disclosure, we refer to the Company as the Predecessor as of and for all periods up to the point of the acquisition and as the Successor as of and for all periods thereafter. The financial statements also reflect “push-down” accounting in accordance with SEC Staff Accounting Bulletin No. 54 (“SAB 54”), with respect to the Reliance acquisition of the Company. After the completion of the Merger, the Company also changed its fiscal year end from March 31 to December 31.
     The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries: Earle M. Jorgensen (Canada) Inc., Stainless Insurance Ltd., a captive insurance subsidiary, and EMJ Metals LLC. All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the Successor presentation. Effective as of the acquisition date, the Company is following Reliance’s accounting policies.
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2006 and the consolidated results of operations for the three months ended June 30, 2006 and June 29, 2005. The consolidated results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
2. Acquisition of the Company
     In connection with the acquisition of the Company, Reliance paid $6.50 in cash and issued .0892 (.1784 post-split, adjusted for Reliance’s two-for-one stock split, in the form of a 100% stock dividend on Reliance’s common stock declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006) of a share of Reliance common stock for each outstanding share of the Company’s common stock. The fraction of the share of Reliance common stock issued in exchange for each share of Company common stock as a result of the Merger was determined by the average daily closing sale price for Reliance common stock reported on the New York Stock Exchange for the 20-day trading period ending with and including the second complete trading day prior to the date that the Merger became effective (“Average Stock Price”). The Average Stock Price for that 20-day period exceeded the upper limit of the 15% symmetrical collar established in the 2006 Merger Agreement. In accordance with this formula, Reliance issued 4,481,134 (8,962,268 post-split) shares of its common stock in exchange for the 50,237,094 shares of outstanding Company common stock. The recorded value of the cash and stock consideration was $13.64 per share and was calculated using a Reliance per share price of $80.00 ($40.00 post-split) which was the 3-day average closing price as of the date that the Average Stock Price exceeded the upper limit of the collar. In addition, Reliance cashed out certain EMJ stock option holders for aggregate consideration of approximately $29,456,000 and incurred direct acquisition costs of approximately $12,708,000.

     Acquisition related costs incurred by EMJ for the three months ended June 30, 2006, were approximately $240,000.
     Reliance also assumed an EMJ stock option plan and has converted the outstanding EMJ options to options to acquire 143,943 (287,886 post-split) shares of Reliance common stock on the same terms and conditions as were applicable to such options under the EMJ plan, with adjusted exercise prices and numbers of shares to reflect the difference in the value of the stock.
     The allocation of the total purchase price of approximately $729,162,000, inclusive of the cash and equity consideration, the cash out of certain stock options, the value of the vested stock options assumed by Reliance, and the Reliance acquisition costs, has been “pushed down” to the Company’s financial statements. The following table summarizes the preliminary allocation of the total purchase price paid by Reliance to the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

At April 3, 2006
(In thousands)
Total purchase price	$729,162

Less, net book value of EMJ assets acquired and liabilities assumed	161,580

Excess of purchase price over net book value of assets acquired and liabilities assumed	$567,582

Allocation of the excess purchase price over net book value of assets acquired and liabilities assumed:
Inventory	$92,082
Property, plant and equipment	50,231
Goodwill	329,449
Intangible assets – Customer list/relationships	85,700
Intangible assets – Internal use software	8,100
Intangible assets – Tradename	187,900
Long-term debt	(21,875)
Deferred income taxes	(146,806)
Other assets and liabilities	(17,199)

Total	$567,582

     The Company utilized the services of a third-party valuation specialist to assist in identifying and determining the fair market values and economic lives of acquired tangible and intangible assets which were preliminary as of the date of these financial statements. The final determination of the value of assets acquired and liabilities assumed and final allocation of the purchase price may differ from the amounts included in these financial statements.
3. Impact of Recently Issued Accounting Principles
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) were materially consistent under the Company’s stock option plan, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations. See Note 6, Stock Based Compensation, for further discussion.
     On July 13, 2006, the FASB issued Interpretation No. 48 (FIN No. 48) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations.

4. Intercompany borrowings
     Concurrently with the consummation of the Merger, the Company terminated its existing credit agreement and entered into a new credit facility (the “Credit Facility”), effective April 3, 2006, with Reliance and RSAC Management Corp., a California corporation (“Management” and, together with Reliance, “Lenders”). The Credit Facility allows for maximum borrowings of up to the lesser of (i) $80,000,000 and (ii) such amount as may be permitted from time to time under Lenders’ credit agreement. Borrowings under the Credit Facility bear interest at a rate equal to Lenders’ average cost of funds for the prior calendar quarter under Lenders’ credit agreement, plus 0.5%. The Credit Facility also provides that Lenders may arrange or otherwise provide letters of credit or guaranties of up to $20,000,000 (as part of and not in addition to the $80,000,000 referred to above) at a cost equal to Lenders’ cost of funds for the specific letter of credit plus 0.25% per month. The total borrowings outstanding under the Credit Facility as of June 30, 2006 were approximately $30,641,000. The interest rate in effect at June 30, 2006 was 6.2%.
     At the request of Lenders, the facilities granted pursuant to the Credit Facility will be secured and the Company will grant a security interest in and lien upon all assets of the Company that are not identified as collateral of the indenture. The facilities granted pursuant to the Credit Facility are repayable no later than April 3, 2008, are subject to Lenders’ periodic review and may be modified or terminated, as a whole or in part, and Lenders’ agent(s), if any, are bound by the terms of the Intercreditor Agreement. Pursuant to an Assignment and Assumption Agreement (the “Assignment and Assumption”), dated April 3, 2006, among Deutsche Bank Trust Company Americas (“DBTCA”), Reliance and Management, Management succeeded to all of the rights of DBTCA and assumed all of DBTCA’s obligations under the Intercreditor Agreement.
5. Stockholders’ Equity
     SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income as non-stockholder changes in equity. Comprehensive income for the three-month periods ended June 30, 2006 and June 29, 2005, respectively, included the following:

	Three Months Ended
	June 30,	June 29,
	2006	2005
	Successor	Predecessor
Net income	$25,795,000	$22,582,000
Foreign currency translation adjustment	1,082,000	(267,000)

Comprehensive income	$26,877,000	$22,315,000

     Accumulated other comprehensive income included the following as of:

	June 30,	March 31,
	2006	2006
	Successor	Predecessor
Foreign currency translation adjustment	$1,082,000	$1,914,000
Minimum pension liability	—	(4,981,000)

Total accumulated other comprehensive income (loss)	$1,082,000	$(3,067,000)

6. Stock-Based Compensation
     During fiscal 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, using the modified-prospective transition method, for all employee awards granted, modified or settled after April 1, 2004, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. Effective April 1, 2006, the Company adopted SFAS No. 123(R); Share-Based Payment (“SFAS No. 123(R)), using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under the Company’s stock option plan, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations. Prior to adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

     As discussed in Note 2, in connection with the acquisition of the Company, the Company’s outstanding stock options were converted to options to acquire Reliance share equivalents on the same terms and conditions as were applicable to such options under the Company plan, with adjusted exercise prices and numbers of shares to reflect the difference in the value of the stock. This exchange was accounted for as a modification in accordance with SFAS No. 123(R) with the value of the vested options being included as part of the purchase price and the value of the unvested options, remeasured as of the acquisition consummation date, being recognized as expense over the remaining vesting periods of those options. For the three months ended June 30, 2006 and June 29, 2005, the Company recognized compensation expense of $482,000, including the excess compensation expense from the remeasurement of the stock options, and $139,000, respectively.
     Stock option activity under the Company plan during the three months ended June 30, 2006 is as follows (number of successor shares and exercise prices have been adjusted to reflect the two-for-one Reliance common stock split effected in the form of a 100% stock dividend that was declared on May 17, 2006 and distributed on July 19, 2006 to shareholders of record on July 5, 2006):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
Stock Options	Shares	Price	(In years)	(In thousands)
Predecessor
Outstanding at March 31, 2006	3,860,668	$4.53
Exercised/Redeemed as part acquisition by Reliance	(3,053,668)	$3.35

Outstanding at April 3, 2006	807,000	$8.96
Converted to Reliance equivalents (.1784 exchange ratio)	143,943	$50.26
Add: Adjustment for Reliance common stock split	143,943

Successor
Outstanding at April 3, 2006	287,886	$25.13
Granted	—	—
Exercised	(24,040)	$26.30
Forfeited	(13,378)	$24.92

Outstanding at June 30, 2006	250,468	$25.03	9.0	$4,120

Exercisable at June 30, 2006	63,988	$25.09	8.9	$1,048

     The total intrinsic value of options exercised during the three months ended June 30, 2006 was $446,000. Since the majority of the shares exercised were incentive options, the tax benefit associated with these exercises was minimal.
     The fair value of the unvested options was remeasured on the date of the Merger, April 3, 2006, using the Black-Scholes option-pricing model using the weighted average assumptions shown under the “Successor” column. The initial value of those same options upon grant were calculated using assumptions in accordance with SFAS No. 123 as reflected in the “Predecessor” column:

	Three Months Ended
	June 30,	June 29,
	2006	2005
	Successor	Predecessor
Weighted average assumptions used:
Risk free interest rate	4.75%	3.90%
Expected life in years	5.8	6.9
Expected volatility	.38	.42
Expected dividend yield	.43%	—

     A summary of the status of the Company’s non-vested stock options as of June 30, 2006 and changes during the three months then ended is as follows:

		Weighted
		Average
		Grant Date
Non-vested Options	Shares	Fair Value
Non-vested at April 3, 2006	199,858	$28.91
Granted	—	—
Vested	—	—
Forfeited	(13,378)	$28.95

Non-vested at June 30, 2006	186,480	$28.91

As of June 30, 2006, there was $5,296,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Company’s stock option plan. That cost is expected to be recognized over approximately a 3-year period or a weighted average period of 1.8 years.
7. Benefit Plans
     The Company maintains a noncontributory defined benefit pension plan covering substantially all hourly union employees (the “Hourly Plan”). Benefits under the Hourly Plan vest after five years and are determined based on years of service and a benefit rate that is negotiated with each union. The assets of the Hourly Plan are held in a trust and consist of fixed income and equity securities. The Company contributes at least the minimum amount required annually under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company also maintains an unfunded supplemental pension plan, which provides retirement benefits to certain retired participants; this plan has been frozen to include only existing participants (the “Supplemental Plan”).
     Net periodic pension expense associated with the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	June 30,	June 29,
	2006	2005
	Successor	Predecessor
Service cost of benefits earned during the period	$173,000	$164,000
Interest cost of projected benefit obligation	287,000	264,000
Expected return on plan assets	(285,000)	(263,000)
Amortization of prior service cost	39,000	32,000
Recognized net loss	102,000	34,000

Net periodic pension expense	$316,000	$231,000

     During the three months ended June 30, 2006, the Company contributed $1,000,000 to the Hourly Plan.
     In addition to the Company’s defined benefit pension plans, the Company sponsors a defined benefit health care plan that provides post-retirement medical and dental benefits to eligible full time employees and their dependents (the “Post-retirement Plan”). The Post-retirement Plan is fully insured, with retirees paying a percentage of the annual premium. Such premiums are adjusted annually based on age and length of service of active and retired participants. The Post-retirement Plan contains other cost-sharing features such as deductibles and coinsurance. The Company recognizes the cost of future benefits earned by participants during their working careers, as determined using actuarial assumptions. Gains and losses realized from the remeasurement of the plan’s benefit obligation are amortized into income over three years.

     Components of the net periodic pension expense associated with the Company’s Post-retirement Plan for the three months ended June 30, 2006 and June 29, 2005 are as follows:

	Three Months Ended
	June 30,	June 29,
	2006	2005
	Successor	Predecessor
Service cost of benefits earned over the period	$100,000	$90,000
Interest cost on projected benefit obligation	88,000	81,000
Recognized net loss	19,000	41,000

Net periodic post-retirement benefit expense	$207,000	$212,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
     This Quarterly Report on Form 10-Q includes both historical and forward-looking statements. When we use words in this document, such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” “will,” “should,” and similar expressions, we do so to identify forward-looking statements. Such statements are intended to operate as “forward looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include such factors as the cyclicality of the metals industry and industries that purchase our products, fluctuations in metals prices, general economic conditions, fluctuations due to seasonal businesses of our customers, the dependability of our information management systems and our automated inventory system, competition in the metals service center industry, our ability to satisfy our “on-time or free” delivery guarantee, our ability to meet our debt obligations and refinance our senior notes before maturity and uncertainties in connection with the Merger. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, for a description of these and other risks, uncertainties and factors. Our SEC filings are available on our Website at www.emjmetals.com.
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
Statement of Operations and Other Data
     All information contained in the following table was derived from the historical financial statements for the three months ended June 30, 2006 and June 29, 2005 included elsewhere herein (amounts in thousands):

	Three Months Ended
	June 30, 2006		June 29, 2005
	Successor		Predecessor
		% of		% of
	$	Net Sales	$	Net Sales
Net sales	$496,121	100.0%	$443,972	100.0%
Gross profit	127,175	25.6%	115,598	26.0%
S,G&A expenses	75,706	15.3%	65,545	14.8%
Depreciation expense	3,134	0.6%	2,670	0.6%

Operating profit(1).	$48,335	9.7%	$47,383	10.7%

(1)	Excludes other income, amortization expense, interest expense, and income tax expense.
Results of Operations—Three Months Ended June 30, 2006 Compared To Three Months Ended June 29, 2005
     Revenues. Revenues for the three month period ended June 30, 2006 increased 11.7% to $496.1 million, from $444.0 million for the same period in 2005. The increase in sales was due to a 7.4% increase in tons shipped and a 4.1% increase in the average price per ton. Additionally, we experienced stronger demand for products sold to customers in certain industries we serve, including general machining; oil, gas and energy; and metal service centers and wholesale trade, partially offset by a decline in demand from customers in transportation.

     Gross Profit. Gross profit for the three months ended June 30, 2006 increased 10.0% to $127.2 million, from $115.6 million for the three months ended June 29, 2005, while gross profit margins decreased slightly to 25.6% from 26.0% in the 2006 and 2005 periods, respectively. Price increases in a broad cross section of our products were reflected in our inventory purchases resulting in LIFO expense of $6.5 million, included in cost of sales, in the three months ended June 30, 2006, compared to $5.0 million in the same period of 2005.
     Expenses. Warehouse, delivery, selling, general and administrative expenses (“S,G&A”) expenses increased to $75.7 million from $65.5 million in the three months ended June 29, 2005. As a percentage of sales, S,G&A expenses were 15.3% in 2006 compared to 14.8% in 2005. The increase in S,G&A expenses was primarily due to increased warehouse compensation and related expenses, and increased fuel and freight costs, resulting from our 7.4% increase in sales volume. Under the Predecessor financial statement presentation, we included income from our Company Owned Life Insurance (“COLI”) program as an offset to S,G&A expenses. This benefit was $4.7 million in the three months ended June 29, 2005, and represents policy dividend growth and life insurance proceeds, offset by our insurance premiums. Under the Successor financial statement presentation, the COLI benefit is included in Other income (expense), net, and is offset by interest expense related to the COLI policies. The Successor recorded a net COLI benefit of $5.1 million in Other income (expense), net in the three months ended June 30, 2006. This change in presentation accounted for a significant portion of the increase in S,G&A expenses.
     Depreciation and amortization was $4.4 million in the three months ended June 30, 2006 compared to $2.7 million for 2005. The increase was due to increased depreciation related to processing equipment additions over the last year and intangible asset amortization related to the valuation of intangible assets to fair market value resulting from our acquisition by Reliance, as required under generally accepted accounting principles for purchase accounting.
     Interest Expense. Net interest expense was $5.5 million for the three months ended June 30, 2006, compared to $13.6 million for 2005. Interest expense for the Successor consists primarily of interest on our intercompany credit facility, our senior secured notes, and our Canadian credit facility, offset by the amortization of the debt premium on our senior notes which were revalued to fair market value as required under generally accepted accounting principles for purchase accounting. Interest expense for the Predecessor includes interest on our revolving credit facility with Deutsche Bank, our senior secured notes, our Canadian Credit facility, and interest on our COLI program. Interest related to our COLI program was $6.0 million for Predecessor in the three months ended June 29, 2005. The Successor includes interest on the COLI policies in Other income (expense), net, along with the COLI benefits discussed above in S,G&A expenses. Interest expense related to the COLI program for the Successor company was $6.6 million for the three months ended June 30, 2006. The reduction in interest expense is primarily due to the reclassification of the interest expense related to the COLI program, reduced borrowings on our credit facilities and the amortization of the debt premium, resulting from our acquisition by Reliance, of our senior secured notes. At June 29, 2005, we had a $72.2 million balance outstanding on our revolving credit facility with Deutsche Bank, compared to $30.6 million balance outstanding on our intercompany credit facility with Reliance Steel & Aluminum Co. (“Reliance”). See further discussion below under – Liquidity and Capital Resources.
     Income Taxes. Income tax expense was $14.2 million, for an effective tax rate of 35.6% during the three months ended June 30, 2006 compared to income tax expense of $11.2 million, for an effective tax rate of 33.1%, for the three months ended June 29, 2005. Certain non-deductible merger related expenses in the three months ended June 30, 2006 attributed to the higher effective tax rate in the three month period ended June 30, 2006 compared to the prior year period.
Liquidity and Capital Resources
     Working Capital. Working capital increased $112.0 million to $348.0 million at June 30, 2006, from $236.0 million at March 31, 2006. The increase in working capital was primarily due to the fair market value adjustment of our inventory, resulting from our acquisition by Reliance, totaling approximately $92.1 million, in accordance with purchase accounting rules at June 30, 2006 compared to March 31, 2006. Our LIFO reserve at June 30, 2006 was $6.5 million.
     Capital Expenditures. Capital expenditures were $6.3 million for the quarter ended June 30, 2006, and $7.8 million for the quarter ended June 29, 2005. Capital expenditures for 2006 included $2.4 million for a facility expansion in Kansas City, Missouri, and the relocation of our facility within Portland, Oregon. In addition, $0.7 million was expended for a new satellite facility in Lafayette, Louisiana. Additionally, $3.1 million was spent on routine replacements of machinery and equipment and facility improvements and $0.1 million was spent on further enhancements to our information systems. We currently expect our capital expenditures to be approximately $20.0 million for the nine months ended December 31, 2006.
     Sources of Liquidity. Our primary source of liquidity is our intercompany credit facility with Reliance providing for maximum borrowings of up to the lesser of (i) $80 million and (ii) such amount as may be permitted from time to time under Reliance’s credit facility. The facility also provides for letters of credit or guaranties of up to $20 million (as part of, and not in addition to, the $80 million referred to above). The outstanding balance on our intercompany credit facility at June 30, 2006 was $30.6 million. Other sources of liquidity consist of cash and cash equivalents of approximately $20.2 million, available borrowings of approximately $17.1 million against the COLI policies we maintain and internally generated funds.
     Canadian Subsidiary Liquidity. Effective December 13, 2005, our Canadian subsidiary amended its existing credit facilities to increase its revolving and term financial facility to have funds of up to C$22.0 million, consisting of a revolving credit facility of C$12.0 million, and a term facility of C$10.0 million to be used for hedging foreign currency and rate fluctuations, including a credit facility of C$0.3 million ($0.3 million) for a letter of guarantee in connection with a lease for our facility in Toronto, Ontario. At June 30, 2006, no amounts were outstanding under either of our Canadian credit facilities.
     Future Needs. Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments on our 9 3/4% senior secured notes, capital expenditures and principal and interest payments on our industrial revenue bond and credit facility.
     We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated short-term and long-term operating cash requirements, including debt service payments on our 9 3/4% senior secured notes prior to their scheduled maturity in June 2012, respectively. Our 9 3/4% senior secured note indenture provides that we may, at our option, redeem our senior secured notes on or after June 1, 2007 through May 31, 2008 at 104.875%; from June 1, 2008 through May 31, 2009 at 103.25%; from June 1, 2009 through May 31, 2010 at 101.625% and on June 1, 2010 at 100.0%. We may decide to replace or to refinance all or a portion of the 9 3/4% senior secured notes prior to their maturity. If we are unable to satisfy our debt obligations or to timely refinance or replace our debt, we may need to obtain additional financing from Reliance, sell assets, reduce or delay capital investments or raise additional capital to be able to effectively operate our business.
     Excluding the changes in borrowings under our credit facility, our commitments and contractual obligations as of June 30, 2006 did not materially change from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. In June 2006, the Company contributed $1,000,000 to its defined benefit plan. In addition, during June 2006, Reliance contributed 39,144 shares of Reliance common stock to the Company’s Retirement Saving Plan.
Seasonality
     Some of our customers may be in seasonal businesses, especially customers in the construction industry. As a result of our geographic, product and customer diversity, however, our operations have not shown any material seasonal trends. Revenues in the months of July, November and December traditionally have been lower than in other months due to a reduced number of working days for shipments of our products, because of vacation and holiday closures at some of our customers. We cannot assure you that period-to-period fluctuations will not occur in the future. Results of any one or more quarters are, therefore, not necessarily indicative of annual results.
Goodwill
     Goodwill, which represents the excess of cost over the fair value of net assets acquired, in connection with the acquisition of the Company by Reliance on April 3, 2006, amounted to $329.4 million at June 30, 2006, or approximately 22.0% of total assets or 43.5% of consolidated stockholder’s equity. Pursuant to SFAS No. 142, we will review the recoverability of goodwill at least annually or whenever significant events or changes occur which might impair the recovery of recorded costs.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not applicable.

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
     There have been no significant changes in our internal controls, over financial reporting, or in other factors that could significantly affect these controls, during the period covered by this Quarterly Report on Form 10-Q or subsequent to the date the evaluation was completed.

PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On August 7, 2006, the 10th Circuit Court of Appeals issued a ruling in the Champagne Metals proceeding affirming in part and reversing in part the trial court’s grant of summary judgment in favor of the defendants, including the Company, and remanded the matter back to the trial court. The Company is evaluating the impact that this ruling will have and what actions to take in response to the ruling.
     There have been no other material developments in any of the legal proceedings described in our March 31, 2006 Form 10-K.
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

EARLE M. JORGENSEN COMPANY
Date: August 11, 2006	/s/ R. Neil McCaffery
R. Neil McCaffery
Chief Executive Officer

Date: August 11, 2006	/s/ William S. Johnson
William S. Johnson
Vice President, Chief Financial Officer and Secretary